Form 10-K
period 2014-12-31
WORKIVA INC
filed 2015-03-11
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 001-36773
___________________________________
WORKIVA INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware (State or other jurisdiction of incorporation or organization)	47-2509828 (I.R.S. Employer Identification Number)
2900 University Blvd Ames, IA 50010 (888) 275-3125
(Address of principal executive offices and zip code)
(888) 275-3125
(Registrant's telephone number, including area code)
___________________________________
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A common stock, par value $.001	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
___________________________________
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on December 31, 2014, based on the closing price of $13.40 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $300.5 million. The Registrant has elected to use December 31, 2014 as the calculation date, because on June 30, 2014 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately held company. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2015, there were approximately 27,756,572 shares of the registrant's Class A common stock and 12,426,947 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

EXPLANATORY NOTE
On December 10, 2014, Workiva LLC was converted into a Delaware corporation and renamed Workiva Inc. For convenience, except as the context otherwise requires, all information included in this Annual Report on Form 10-K is presented giving effect to the conversion of the company into a corporation.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Annual Report on Form 10-K to conform these statements to actual results or revised expectations.

Part I.
Item 1. Business
Overview
Workiva created Wdesk, a cloud-based platform for enterprises to collect, manage, report and analyze business data in real time. Our secure software platform, Wdesk allows users to integrate and control all of their business data, regardless of format or location, with innovative live-linking technology. Our proprietary word processing, spreadsheet and presentation applications are fully integrated and built upon the Workiva data management engine, allowing thousands of users to collaborate simultaneously on data-linked reports and documents. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported and analyzed more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy our solutions to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency in business reporting. As of December 31, 2014, we provided our solutions to more than 2,200 enterprise customers, including more than 65% of both the Fortune 500 and Fortune 100.
Enterprises struggle to manage, report, analyze and understand their ever-expanding volume of data. Executives need to leverage this data to make real-time decisions to improve performance and reduce risk. In addition, many businesses are required to report an increasing amount of disparate information to a variety of regulators, further straining their ability to produce meaningful and consistent data and reports on a timely basis. The explosion of data within enterprises has rendered existing processes and legacy technologies inefficient at helping users find, understand and report the most critical and relevant information on a timely basis. To create business reports, many organizations rely on manual processes, large teams and a variety of point solutions, such as business productivity, email and general-purpose collaboration software. Exacerbating these challenges is the continued growth in size and complexity of many enterprises, which results in employees and data spread around the world. The stakes for enterprises are high; reporting incorrect, incomplete or untimely information exposes organizations to potential liability, reputational risk and a weakened competitive position.
Workiva empowers organizations to address these challenges by providing a cloud-based and mobile-enabled platform that we believe is fundamentally changing the way people work. Our Wdesk product platform allows multiple users to simultaneously create, review and publish data-linked documents and reports with greater control, accuracy and productivity than ever before. We offer our customers solutions for compliance, risk, sustainability and management reporting, as well as enterprise risk management. Underlying these solutions is our scalable, enterprise-grade data engine that collects, aggregates and manages our customers’ unstructured and structured data. Wdesk allows users to work anytime from anywhere with an internet connection, enabling them to:

•	Create trusted datasets that are linked and aggregated throughout Wdesk documents, spreadsheets, presentations and reports.

•	Control access to datasets, reports and workflows throughout the organization and beyond.

•	Collaborate among thousands of users working in real time in a cloud-based workspace.

•	Present critical data and reports to internal and external constituents.

•	Decide with confidence based on trusted data and reports, enabling better and faster decision-making.
Wdesk allows users to define, automate and change their business processes in real time for what they need, when they need it, with little or no involvement from IT personnel. Our proprietary data engine includes live-linking technology that enables users to automatically propagate any changes to data, including numbers, text, charts and graphics, across every instance in which that data appears in the Wdesk workspace. Live-linking allows customers to use trusted data to more quickly and accurately produce and update business reports. Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by any user over time. Control is robust, with customized permissions for each user to read, write and edit specific sections of documents.
In March 2013, we launched our Wdesk platform, under which we currently offer solutions for compliance, risk, sustainability and management reporting, as well as enterprise risk management. We developed these solutions to address our customers’ immediate challenges. Our first solution was focused on SEC reporting. SEC filings, such as Form 10-K, Form 10-Q and proxy statements, are lengthy and complex documents that require significant collaboration across multiple business functions and external constituents, including auditors and lawyers. Our SEC solution enables customers to automate and improve their regulatory filing process. We have continued to add solutions to the Wdesk platform over time by identifying markets where Wdesk can address a wide range of critical business challenges for our customers. We employ a rigorous process to validate and prioritize new solution areas based on the number of customers that could benefit from a new solution and our assessment of Wdesk’s ability to address that challenge.
Our technology is enterprise grade and developed to perform at scale. Wdesk utilizes the Google Cloud Platform, which enables us to scale our compute and storage capacity on an as-needed basis. We can deploy incremental changes to our customers on a daily basis by employing a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process. As a result, all of our customers operate on the latest version of our platform, and upgrades are applied with minimal disruption to ongoing operations. In addition, in order to keep our customers’ data secure, we have developed advanced data security protocols that augment the standard security of the Google Cloud Platform. Our architecture has proven scalability for global enterprises, as well as advantages in reliability and cloud delivery.
Our “land-and-expand” sales strategy focuses on acquiring new customers and growing our existing customer relationships. We seek to “land” new customers by using a direct-sales model. Our customer success and professional services teams help our account managers “expand” our existing customer relationships by providing advice and best practices that enable users to harness the full power of Wdesk. We believe our sales strategy positions us to build relationships over time as we add new users and solutions and expand to additional markets and geographies.
Many of the largest and most demanding enterprises in the world are our customers. We have a broadly diversified customer base; our largest customer represented less than 2% of our revenue in 2014. We believe that we have exceptional customer satisfaction, as evidenced by our subscription and support revenue retention rate of 97.0% (excluding add-on seats) for the twelve months ended December 31, 2014.
We have experienced high revenue growth since the release of our first solution in March 2010. Our revenue increased from $14.9 million in 2011 to $52.9 million in 2012, $85.2 million in 2013 and $112.7 million in 2014, representing a 96% compound annual growth rate. We incurred a net loss of $30.6 million in 2012, $29.5 million in 2013 and $41.2 million in 2014. Approximately 81% of our revenue in 2014 was derived from subscription and support fees, with the remainder from professional services.

Our Industry
Key Industry Trends are Driving a Fundamental Shift in How Enterprises Collect, Manage, Report and Analyze Critical Data.
Explosion of Data. According to IDC, the data universe will double every two years from 2013 to 2020. Data is often spread across hundreds of different sources and stored in conflicting formats.While many enterprises maintain data in a structured enterprise resource planning (ERP) system, IDC estimates that more than 90% of the data created is “unstructured” data, which is defined as unorganized data that resides far outside the realms of ERP. This massive increase in the amount of data available to enterprises has complicated the decision-making process.
Increasing Regulatory Requirements. Legislation, such as the Dodd-Frank Act and the Sarbanes-Oxley Act, has driven new reporting mandates. Governmental agencies charged with implementing these legislative mandates and others, such as the SEC, the Canadian Securities Administrators, the Federal Reserve System, the Federal Deposit Insurance Corporation, the U.S. Department of Energy and the U.S. Environmental Protection Agency, continue to issue regulations that implement new and increase existing reporting requirements. Regulators are also implementing new, industry-specific reporting requirements. For example, in recent years financial institutions have been required to produce reports for comprehensive capital analysis and review (CCAR), stress testing and resolution and recovery plans (RRP).
Regulators are also demanding greater standardization and structure in the data that companies report. For example, the SEC requires that public companies include “interactive data” in filed annual and quarterly reports so that an investor can immediately extract specific information and compare it to performance in past years, information from other companies and industry averages. The SEC implemented its interactive data mandate by requiring companies to tag the financial data in their filings using XBRL (eXtensible Business Reporting Language), which is a royalty-free, international information format designed specifically for business information. XBRL provides a unique, electronically readable tag for each individual disclosure item within business reports. We expect the use of XBRL in the United States to continue to grow, as the Digital Accountability and Transparency Act of 2014 (DATA Act) mandates a common format for data reported to the U.S. Department of Treasury and Office of Management and Budget (OMB). In addition, XBRL tagging of filings is now required by a number of regulatory agencies outside the United States, including the Committee of European Banking Supervisors (CEBS), the United Kingdom’s HM Revenue & Customs (HMRC), and Companies House in Singapore.
Increasing Management Oversight. Enterprises are under increasing pressure to report a growing amount of information to internal management teams, boards of directors and external constituents. We believe that data needs to be collected, reported and analyzed more rapidly than ever before. Management teams are increasingly focused on leveraging data to support critical decisions. At the same time, boards of directors are pressing organizations to improve transparency in order to better fulfill their fiduciary duties.
Structural Shifts in Workforce Organization. Market dynamics and the globalization of enterprises have forced companies to change the way their employees work. Organizations are becoming increasingly global, with employees geographically distributed to support strategic and business needs. Workforce flexibility initiatives have resulted in more employees working remotely.
Consumerization of Enterprise IT. Technical advancements in the capability of smart phones and tablets have enabled the proliferation of mobile devices across the enterprise. Enterprise cloud-based solutions are becoming increasingly common and are enabling employees to work from anywhere with an internet connection, often from a mobile device. The rapid advancement of consumer applications, particularly social media, have raised expectations for enterprise technology, as employees expect their workplace technology to achieve the same level of functionality, performance and ease of use as the consumer technology that permeates their daily lives.
Existing Business Processes and Solutions Are Insufficient for the Requirements of Modern Enterprises.
For many enterprises, the process of compiling, reporting and analyzing critical data has been manual, iterative and error-prone. Large enterprises often employ hundreds or even thousands of people to manually collect data and to create and update rolling versions of draft documents and underlying spreadsheets using legacy business productivity software and niche point solutions.  Modern enterprises require a level of real-time collaboration, security and control that we believe business productivity software and point solutions do not deliver. Shortcomings of existing business processes and solutions include the following:
Access to resources is restricted. Traditional solutions require employees to be physically present at, or remotely logged into, a machine with the required technology and access permissions. Enterprise remote networks are plagued by connection and performance challenges. These impediments restrict productivity as employees attempt to complete work at home and while traveling and often lead to unapproved workarounds that may expose sensitive data.
Collaboration is inefficient and risky. Traditional office software requires one person to work on one version of a presentation or report at one time. This rigidity creates versioning challenges as concurrent versions lead to a tedious and time-consuming reconciliation process. Collaboration requires opening and closing, saving and sending, and communicating outside the document rather than inside the document, all of which add time to document creation and risk to document integrity.
Workflows are rigid and serial. Workflows for presentation and report production operate as a series of dependent events, with workers being unable to advance sections they are responsible for while they wait for their turn in the document-production process. Any section completed out of order risks data integrity and has the potential to lengthen, rather than reduce, production timelines. Unanticipated events at any step in the workflow may slow down the entire process.
Dataset creation is highly manual. Traditional dataset creation relies on ad-hoc processes and loosely defined protocols to consolidate a patchwork of disparate data sources with different owners and storage locations across the enterprise. Enterprise databases are typically controlled by IT personnel, requiring additional resources and time to query, access and manipulate data. Compiling the same dataset in future periods often requires the same amount of time as the initial effort as enterprises are unable to leverage prior work to roll forward datasets.
Edits are error prone and lack audit trails. Traditional software does not provide for linking references to a single source, so when a change is made it does not flow throughout the document. The integrity of a group of related presentations and reports is at risk every time a number is edited, and worker productivity is lost in a cycle of implementing edits and reviewing for errors. Traditional solutions do not offer visibility into the lineage of changes to a document. Audit trails often consist of unsatisfactory solutions, such as tracked changes, which can be turned off, in-line comments, which are cumbersome to manage, and versioning, which leads to inefficient workflows and reconciliation.
Control is limited. Because multiple versions of a presentation or report may be stored in numerous locations across an enterprise, it is difficult to control who can review and edit, and even more difficult to adjust these roles as the creation process evolves.

Wdesk Platform
Solutions
Compliance Reporting
Risk Reporting
Sustainability Reporting
Management Reporting
Enterprise Risk Management
Integrated Applications
Workbooks
Documents
Presentations
Binders
Certifications
Trusted Data Ecosystem
Data Collection
Live Linking
In-Memory Datastore
Structured Data
ERP
Unstructured Data
.XLSX
Excel
.DOCX
Word
.PPTX
PowerPoint
.PDF
PDF
Email
Paper

The Workiva Solution
We change the way enterprises and their employees work, enabling the redesign of risky and inefficient business processes through our Wdesk cloud-based productivity platform.
Widely Accessible Cloud-based Collaboration Platform. Our platform enables multiple users to draft, edit and comment within the same document, spreadsheet, presentation or report at the same time from any location with internet access. Our suite of intuitive applications provides users with an experience that builds on familiar business productivity applications. Users are able to edit, comment and respond, allowing collaboration in real time. Users are also empowered with a complete picture of progress in real time, helping managers to track completion and users to synchronize sections assigned to them with sections assigned to others.
Integrated Platform of Business Productivity Applications. We designed the Wdesk platform as an integrated suite of word processing, spreadsheet and presentation applications that enables users to leverage their structured and unstructured business data regardless of where it resides. Wdesk also provides a certification application that allows any Wdesk viewer to attest to the accuracy and completeness of reports. Users can create data collection and report certification workflows, assign and distribute them within their organization, and monitor the process with a real-time dashboard.
Trusted Ecosystem for Critical Business Data. Our platform captures a complete history of a document’s lineage, from the most granular edit to a spreadsheet cell formula to key document milestones. At the same time, Wdesk provides document owners the ability to manage document permissions down to a single section of a document. The ability to control access and user permissions with this level of granularity enables document owners to respond to evolutions in team composition and collaboration requirements. Ultimately, the robust audit and access control capabilities create transparency, accountability, integrity and confidence in the data creation and report generation workflows.
Enterprise Grade and Built for Scale. Our cloud platform allows enterprises to implement and rapidly scale users and solutions within hours, regardless of how large or complex. Our customers can access and deploy our service without the need to install and maintain costly infrastructure hardware and software necessary for on-premise deployments.
Secure Architecture. An independent auditor other than our independent registered public accounting firm conducts an annual examination of our security controls using the widely recognized SSAE 16 SOC 1 Type 2 standard. This standard is designed to determine whether a company has reliable and suitably designed controls and safeguards as a host and processor of customer information. To protect our customers’ data we use enterprise-grade security measures, including sharding (which partitions data to multiple servers), multi-factor authentication, encryption in transit and encryption at rest. Our platform undergoes regular security audits by our customers and independent security firms.
Ability to Dynamically Define and Change Business Processes. Wdesk frees users from the confines of traditional business processes by allowing them to dynamically define processes on-demand to support evolving business needs. Wdesk enables multiple users to work in concert, allowing teams to redefine workflows and business processes without the traditional challenges of data integrity, personnel limitations and legacy software limitations. Users can make progress on different sections at different paces, and redefine the workflow as needed to adapt to circumstances specific to the production of a single document or report. At the same time, managers gain an added level of insight into organizational dependencies, enabling them to reassign workflow and resources to further increase efficiency and reduce operational cost.
Benefits of Our Solution
The key benefits of using our software solutions are recognized by a wide range of decision-makers and other users across our customers’ organizational structures.
Benefits to Our Customers Who Are Decision-Makers
Reduce Risk. Managers rely on Wdesk to help them make better decisions. Through the use of linked data, decision-makers can trust that Wdesk presentations and reports are up to date and consistent, reducing the risk of making decisions based on incorrect data and reporting incorrect data externally. Wdesk ensures that presentations and reports are published using the correct business rules, formats and XBRL protocols.
Improve Data Transparency. Numbers, text, charts and graphics in presentations and reports can be intelligently linked to an organization’s central repository for critical data, or “single source of truth,” within Wdesk, and each data point has its own history of changes, or data lineage. Decision-makers at our customers benefit from the ability to drill down into each discrete data point, which increases data transparency, visibility and, therefore, trust of critical business data across an organization.
Report with Greater Frequency. Many critical presentations and reports are published infrequently due to the difficulties associated with collecting data, compiling inputs across teams, and iterating revisions. Within the Wdesk platform, documents, data and graphics remain intelligently linked, allowing presentations and reports to be easily updated and synchronized and published with greater frequency.
Enable Real-time Decision-Making. Wdesk’s live-linking and data-auditing capabilities significantly enhance data integrity, such that Wdesk can become the centralized, trusted data repository within our customers’ critical business data ecosystem. The use of verified data from trusted sources to compile timely reports with less risk and greater transparency and frequency allows decision-makers to make better informed, real-time decisions.
Benefits to Our Customers Who Are End Users
Ubiquitous Access. Users can access our platform through a web-based interface and our mobile application anywhere an internet connection is available. By providing flexible access to our solutions, end users can be productive at their workplace, in their homes or on-the-go.

Faster Time to Value. Wdesk is designed to be deployed in hours or days with little or no involvement from a customer’s IT organization. Wdesk’s user interface is highly intuitive and can be learned by end users quickly, enabling new users to make immediate contributions to presentations and reports.
Better Collaboration with Internal and External Constituents. Our platform enables multiple users to draft, edit and comment within the same document, spreadsheet, presentation or report at the same time from any location with internet access. Users are able to comment and respond, allowing interactive collaboration in real time.
Higher Job Satisfaction. Wdesk helps end users be more efficient and flexible, which we believe leads to greater job satisfaction, employee retention, cross-role training and career mobility.
Greater Productivity through Data Linking. Because the Wdesk platform acts as an organization’s “single source of truth,” users save time by avoiding the need to input, update and cross-check the same data referenced in multiple, disparate presentations and reports.
Our Growth Strategy
We strive to change the way businesses collect, manage, report and analyze critical business data. Key elements of our growth strategy include:
Pursue New Customers. Our primary growth strategy is to sell the Wdesk platform to new customers. Our first solution was focused on SEC reporting and enabled customers to automate and improve their regulatory filing process. In March 2013, we launched our Wdesk platform, under which we have expanded our offerings to five solutions. We continue to attract the majority of our new customers with our compliance reporting solutions, and we believe we can continue to take market share from our competitors in this market. We intend to build our sales and marketing organization and leverage our brand equity to attract new customers. We have customers in multiple end markets, and we intend to seek attractive new markets.
Generate Growth From Existing Customers. Wdesk exhibits a powerful network effect within an enterprise, whereby the usefulness of our platform increases as the number of users, and the data that resides in it grows. As more employees of our customers use Wdesk, additional opportunities for collaboration drive demand among their co-workers for add-on seats of existing solutions. We intend to expand within current customers by adding new users for existing solutions as well as adding more solutions per customer. For example, in 2014 we began targeted efforts to market additional seats to existing customers for two additional use cases: (i) data collection and (ii) compliance reporting related to the Sarbanes-Oxley Act (SOX). Wdesk’s data collection capabilities allow customers to securely gather, aggregate and manage unstructured and structured business data from across the enterprise. By using Wdesk, customers can better manage the complicated SOX documentation and reporting process, which typically requires collaboration across several departments and often involves hundreds of coworkers.
Grow Our International Footprint. For the year ended December 31, 2014, we generated approximately 95% of our revenue in the United States. However, the growth drivers for our solution are similar in other parts of the world, including the need to reduce errors and risk, improve efficiency and respond to increasing regulatory requirements. For example, corporate sustainability reporting is mandatory for large companies in Europe. The European Commission has estimated its mandate will impact over 6,000 companies. In addition, European public companies are also subject to regulation similar to SOX. Accordingly, we plan to increase our sales presence in Europe.
Extend Our Suite of Solutions. We intend to introduce new solutions to continue to meet growing demand for the creation, collaboration, presentation and analysis of critical business data. Our close and trusted relationships with our current customers are a source of new use cases, features and solutions for our solution roadmap. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability, a strong value proposition and a high return on investment for both Workiva and our customers. Our solution strategy and advance planning groups assess customer needs and conduct industry-based research, market and domain analysis and prototype development. This process involves our sales and product marketing, customer success, professional services, research and development, finance and senior management teams.

Develop New Data Solutions. We believe we are the first integrated platform technology company to build a secure data ecosystem to manage structured and unstructured critical business data that spans data collection, reporting and decision-making. Because of the strength of our platform, our customers increasingly use Wdesk as their central repository for “as reported data” and often regard Wdesk as their organization’s “single source of truth.” We believe this provides us with the following opportunities to develop new data solutions:

•
Data warehousing and analysis - We may choose to provide solutions that allow users to compare historical trends in their data over time, which may result in improved analysis of historical data and better decision-making processes for our users.

•
Real-time risk management - Many companies report risk on an annual, semi-annual or quarterly basis; however, using the Wdesk platform, organizations can manage based on current risk levels, rather than report on historical risk levels. In the future, we may choose to market the ability for organizations to utilize Wdesk to manage real-time risk decisions.

Wdesk Product Platform
Our Wdesk product platform includes solutions that enable enterprises to collect, manage, report and analyze their critical data. Each solution is marketed for a specific use case and shares the same underlying Wdesk technology. Our solutions include:
Compliance Reporting
We market our compliance reporting solution primarily to public companies that use it to prepare and file regulatory reports, to create investor communications and to design and manage internal control processes. We developed our integrated compliance reporting solution to give customers control over the entire SEC reporting process, from data collection to document drafting through filing. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system and the ability to perform XBRL tagging. Canadian issuers can use our compliance reporting solution to draft and file reports on Canada’s System for Electronic Document Analysis and Retrieval (SEDAR). Our compliance reporting solution also enables customers to create press releases, slide presentations and other investor relations materials with data linked to the corresponding filing. In addition, customers can use our compliance reporting solution to create and track process narratives and flows, matrices, and other documentation required to implement the assessment and audit of internal controls over financial reporting required by the Sarbanes-Oxley Act (SOX) and similar legislation in Canada and Europe. Implementing our compliance reporting solution allows customers to create a fully integrated, parallel process across each of these areas, thereby saving time, increasing accuracy and reducing costs.
Risk Reporting
An evolving regulatory environment and ever-changing mandates are driving significant complexity in risk reporting, which is often carried out by teams scattered across different departments and geographies. Examples of regulations driving the need for our risk reporting solution include the Dodd-Frank Act, Basel III, Capital Requirements Regulation (CRR) and Capital Requirements Directive (CRD). We market our risk reporting solution primarily to financial services customers for the following use cases:

•	Resolution and recovery plans;

•	Comprehensive capital analysis and review (CCAR);

•	Stress testing;

•	Enterprise risk; and

•	Own risk and solvency assessment (ORSA).
With our solutions, risk management practices can be integrated throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent regulatory compliance.
Sustainability Reporting
Our sustainability reporting solution is designed to address evolving global standards of corporate sustainability reporting. Our solutions are tailored to meet the requirements of common frameworks, such as the Carbon Disclosure Project (CDP), Dow Jones Sustainability Indices (DJSI), and Global Reporting Initiative (GRI). We market our sustainability reporting solution primarily for the following use cases:

•	Sustainability risk;

•	Environment, health and safety (EHS) data management;

•	Supplier data management; and

•	Supplier assessments.
Each organization has a unique approach to sustainability, and our Wdesk platform provides the flexibility to gather data from disparate sources, optimize workflows and develop custom, iterative and repeatable reports.
Management Reporting
Teams across enterprises are increasingly being asked to create complex financial and managerial reports to better drive real-time business decisions. Our management reporting solution is designed to improve the integrity and accuracy of management reports and the productivity of employees engaged in these reporting workflows. Our management reporting solution may be suitable for public, private, governmental and non-profit enterprises, primarily for the following use cases:

•	Strategic planning budget and forecasting;

•	Board committee and quarterly reporting;

•	C-Suite reporting;

•	Monthly operation and flash reports; and

•	Annual audit reports.
Our management reporting solution improves transparency by seamlessly connecting data to all desired locations and increases efficiency by eliminating manual, monthly roll forwards.
Enterprise Risk Management
We have begun to market our enterprise risk management solution as a tool for executives to identify systemic risks, determine risk probabilities, assess risk magnitude and plan strategic responses. This solution is designed to help executives analyze the data collected and aggregated by Wdesk and make real-time enterprise risk management decisions.

Our Platform Technology
Wdesk is the cloud-based, multi-tenant technology platform upon which all Workiva software solutions run. Wdesk is built upon the Google Cloud Platform and Amazon Web Services and is composed of proprietary and open-source technologies. Users can access all Wdesk solutions via any standard web browser, mobile web browsers and iPad and Android applications. We believe that the following characteristics make our platform technology one of our key competitive advantages:
Easy to Deploy and Configure. The Wdesk platform can be deployed enterprise-wide within hours for new customers and can be seamlessly configured by the customer for individual employees or entire teams. Because our solutions are browser-based, customers avoid costly, time-intensive deployments typically associated with enterprise software.
High Performance. The performance of the Wdesk technology platform has been tested and proven by some of the largest, most demanding enterprises in the world. Our platform is built for organizations of all sizes. The architecture, design, deployment and management of our solutions are focused on enterprise-grade scalability, availability and security. Our underlying code base of approximately 10 million lines of code is continually optimized in order to ensure high performance for our users.
Always On. Our customers are highly dependent on our solutions for their reporting and performance management needs. As a result, Wdesk is designed as an “always on” service. Additionally, constant customer collaboration and development iteration allows us to release a new version of Wdesk nearly every day, without the need for our customers to use costly IT resources.
Scales Rapidly. Wdesk is designed to support concurrent user sessions within a global enterprise, managing hundreds of millions of data elements while continuing to deliver rapid processing performance. A number of our enterprise customers have reported millions of links to single sources of data, among multiple documents, spreadsheets and presentations, without any noticeable negative effects on performance. Wdesk is designed to support millions of end users as a result of its scalability and our relationship with the Google Cloud Platform and Amazon Web Services.
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. Wdesk employs stringent data security, reliability, integrity and privacy practices. In addition to our continuous customer security audits, we aggressively test the security of our operations by subjecting it to ongoing penetration and vulnerability testing. The quality of our data security efforts is validated by our annual completion of an independent audit process using the SSAE 16 SOC 1 Type 2 standard. In addition to the physical, operational and infrastructure security precautions provided by our technology partners, Google and Amazon, we also employ additional security layers to protect our customers’ data, including methods for storing user data in separate discreet encrypted storage entities as well as multi-factor authentication, encryption in transit and encryption at rest.
Research and Development
Our research and development team is distributed among nine office locations in North America, including our headquarters in Ames, Iowa.
Our research and development efforts are focused on improving the Wdesk platform for broad use across all of our solutions, rather than developing custom use cases or vertically focused features. Our development teams can deploy incremental changes to our platform for our customers on a daily basis. We employ a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process. Our spending on research and development reached $44.1 million in 2014, up 29.4% from $34.1 million in 2013 due mainly to higher headcount to support the continued addition of features to our platform.

To ensure new features are intuitive and efficient, each development team has a dedicated user interface designer who is focused on delivering an optimized user experience. Additionally, we continuously test our software code using a combination of quality assurance personnel and a proprietary automated testing suite. We believe our focus on user experience and our rigorous quality assurance culture are key differentiators that contribute to the success of our Wdesk platform.
Our Customers
Workiva is trusted by thousands of organizations, including global enterprises with hundreds of thousands of employees. As of December 31, 2014, we had more than 2,200 customers, including over 65% of both the Fortune 500 and Fortune 100 companies. Our solutions change and optimize the way our customers do their work. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 97.0% (excluding add-on seats) for the twelve months ended December 31, 2014.
Our Competition
The intensity and nature of our competition varies significantly across our different solutions, as changes in regulation and market trends result in evolving customer requirements for enterprise software. Our primary competition includes:

•	Manual business processes that rely on legacy business productivity tools;

•	Diversified enterprise software providers;

•	Niche software providers that provide point solutions;

•	Providers of professional services, including consultants and business and financial printers;

•	Governance, risk and compliance software providers; and

•	Business intelligence / corporate performance management software providers.
As our market grows, we expect it will attract more highly specialized software vendors as well as larger vendors that may continue to acquire or bundle their products more effectively.
The principal competitive factors in our market include: product features, reliability, performance and effectiveness; product line breadth, diversity and applicability; product extensibility and ability to integrate with other technology infrastructures; price and total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; and brand awareness and reputation. We believe that our cloud-based and mobile-enabled platform is, and will continue to be, an advantage that helps us compete favorably.
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and growing our existing customer relationships. We believe that we have penetrated only a small fraction of our market opportunity, and we intend to invest in sales and marketing to drive growth.

Sales
Our sales organization is responsible for generating new customer opportunities and managing add-on sales. We believe our direct-sales approach allows us to most efficiently reach our prospects and customers. Our sales organization comprises business development managers, new account managers and current account managers, all of whom are responsible for achieving quotas.
Our business development managers generate high-quality, cost-effective leads and meetings for our new account managers. Our new account managers are segmented by solution, industry and geography to best meet the needs of prospective customers. Our current account managers focus on helping existing customers expand the use of Wdesk solutions into new use cases and across functional areas within their organizations.
We expect to continue to build our sales headcount in our current markets, as well as expand our sales footprint into countries where we currently do not have a direct-sales presence. To achieve this growth, we plan to continue to hire energetic and motivated sales people with experience in large enterprise software sales organizations. We believe that our approach to hiring sales people will allow us to retain sales talent and continue to drive growth.
Marketing
Our marketing organization comprises three segments: advance planning, product marketing and outbound marketing. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. Our product marketing team creates and packages our marketing message and develops marketing and sales strategies. Our outbound marketing team focuses on organic demand generation by building market awareness of our platform and solutions, generating customer leads, and managing our brand equity and customer loyalty. This team is also responsible for industry analyst relationships, digital and print campaigns, and sponsoring events and professional organizations, including the SEC Professionals Group. Additionally, the outbound marketing team hosts our annual user conference, The Exchange Community (TEC). TEC brings our customers together with our developers, professional services and customer success managers to learn and collaborate. TEC is our largest user event each year and features sessions with industry thought leaders, business networking events and opportunities to share ideas for enhancements and use cases.
Customer Success and Professional Services
We believe our customer success and professional services teams are essential elements of our long-term success and differentiate our service from our competitors. The performance of these teams contributed to a 95% customer satisfaction rating on a survey that we conducted as of June 30, 2014.
Our customer success team provides support to our customers with in-depth knowledge and continuity for each customer’s processes and the Wdesk solutions used by them. Our customer success managers provide 24/7 live customer support via phone, digital messaging and web conferencing. A customer success manager is assigned to each customer and is accountable for that customer’s satisfaction with our solutions. We carefully train our customer success employees and segment them for each solution and market focus. As part of our knowledge commitment, we created the Workiva employee university, featuring an in-house, e-learning curriculum. This is designed to help customer success and other employees keep current with industry and technology issues. We also pay for employees to maintain professional certifications and licenses that are important to our customers, and we host regular employee education sessions on business, industry, technology and workplace topics.

Our professional services team performs XBRL mapping, tagging and review for our customers and also provides training and other services. We typically require our professional services managers to have prior accounting or financial reporting experience.
Intellectual Property
Our intellectual property and proprietary rights are important to our business. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions.
As of December 31, 2014, we had 6 issued patents and 14 patent applications pending in the United States relating to our platform. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, end-customers, and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade-secret protection may not be available or may be limited in foreign countries.
If we become more successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platform infringes their proprietary rights.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the enterprise software industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these leading companies, may assert claims of infringement, misappropriation or other violations of intellectual property rights against us, and our standard license and other agreements obligate us to indemnify our customers against such claims. Successful claims of infringement by a third party could prevent us from distributing certain solutions or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages (including enhanced damages if we are found to have willfully infringed patents or copyrights), royalties or other fees. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents, copyrights or other proprietary rights.
We have registered the “Workiva,” “Wdesk” and “WebFilings” trademarks and logos with the United States Patent and Trademark Office and in several jurisdictions outside the United States. We have also registered other trademarks in the United States and in other jurisdictions outside the United States. In addition, we intend to expand our international operations, and we cannot assure you that these names will be available for use in all such jurisdictions.

Litigation
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending legal proceedings to which we are a party will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Employees
As of December 31, 2014, we had 953 full-time employees. Our headcount as of December 31, 2014 increased 23% from our headcount as of December 31, 2013. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Item 1A. Risk Factors
Our operations and financial results are subject to various risk and uncertainties, including those described below. You should carefully consider the following risks and all of the other information contained in this report, including our consolidated financial statements and related notes, before investing in any of our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks, or other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
Risks Related to Our Business and Industry
We have a limited operating history, which makes it difficult to predict our future operating results.
We were founded in 2008 and have a limited operating history. We began offering our first solution in March 2010 and launched Wdesk in March 2013. As a result of our brief operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $41.2 million in fiscal 2014, $29.5 million in fiscal 2013 and $30.6 million in fiscal 2012. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve future profitability. We may incur losses in the future for a number of reasons, including the other risks and uncertainties described in this annual report. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not achieve or maintain profitability in the future.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 32%, 61% and 256% in fiscal 2014, 2013 and 2012, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
Failure to manage our growth may adversely affect our business or operations.
Since 2010, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business rapidly over the next several years. This growth places a significant strain on our management team and employees and on our operating and financial systems. To manage our future growth we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 109 employees as of December 31, 2010 to more than 950 employees as of December 31, 2014. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

•	scale our operations and increase productivity;

•	address the needs of our customers;

•	further develop and enhance our existing solutions and offerings;

•	develop new technology; and

•	expand our markets and opportunity under management, including into new solutions and geographic areas.
We cannot assure you that our controls, systems and procedures will be adequate to support our future operations or that we will be able to manage our growth effectively. We also cannot assure you that we will be able to continue to expand our market presence in the United States and other current markets or successfully establish our presence in other markets. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and therefore, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers in multiple regions around the world;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages, security breaches, technical difficulties or interruptions with our services;

•	general economic, industry and market conditions;

•	customer renewal rates and the extent to which customers subscribe for additional seats or solutions;

•	pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the mix of solutions sold during a period;

•	seasonal variations in sales of our solutions;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	changes in foreign currency exchange rates;

•	future accounting pronouncements or changes in our accounting policies;

•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	unforeseen litigation and intellectual property infringement.
To date, we have derived a substantial majority of our revenue from customers using our Wdesk platform for SEC filings. Our efforts to increase use of our Wdesk platform and other applications may not succeed and may reduce our revenue growth rate.
To date, we have derived a substantial majority of our revenue from customers using our Wdesk platform for SEC filings. Our sales and marketing of Wdesk for risk, sustainability, compliance and management reporting, enterprise risk management and data collection is relatively new, and it is uncertain whether these areas will achieve the level of market acceptance we have achieved in the SEC filing market. Further, the introduction of new solutions beyond these markets may not be successful. Because it is our policy not to view actual customer data unless specifically invited by a customer to do so, we are unable to determine with any certainty how customers are using our platform and may not be able to determine with certainty the extent to which our new solutions are being utilized by customers. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
Our solutions face intense competition in the marketplace. If we are unable to compete effectively, our operating results could be adversely affected.
The market for our solutions is increasingly competitive, rapidly evolving and fragmented, and is subject to changing technology and shifting customer needs. Although we believe that our Wdesk platform and the solutions that it offers are unique, many vendors develop and market products and services that compete to varying extents with our offerings, and we expect competition in our market to continue to intensify. Moreover, industry consolidation may increase competition. In addition, many companies have chosen to invest in their own internal reporting solutions and therefore may be reluctant to switch to solutions such as ours.
We compete with many types of companies, including diversified enterprise software providers; providers of professional services, such as consultants and business and financial printers; governance, risk and compliance software providers; and business intelligence/corporate performance management software providers. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, more established customer bases and significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. We also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our solutions. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property for free. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solutions without access to setup support services. If we are unable to provide those services on terms attractive to the customer, the prospective customer may be unwilling to utilize our solutions. If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which would adversely affect our business.
If we do not keep pace with technological changes, our solutions may become less competitive and our business may suffer.
Our market is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. For example, we are focused on enhancing the features of our non-SEC reporting solutions to enhance their utility to larger customers with complex, dynamic and global operations. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. Failure in this regard may significantly impair our revenue growth. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.

If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our solutions.
We have experienced significant growth in the number of users, projects and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support changes in hardware and software parameters and the evolution of our solutions, all of which require significant lead time. Our Wdesk platform interacts with technology provided by Google and other third-party providers, and our technological infrastructure depends on this technology. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.
As a provider of cloud-based software, we rely on the services of third-party data center hosting facilities. Interruptions or delays in those services could impair the delivery of our service and harm our business.
Our Wdesk platform has been developed with, and is based on, cloud computing technology. It is hosted pursuant to service agreements on servers by third-party service providers, including those with Google and Amazon. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to offer our solutions, or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation. In addition, as we grow, we may move or transfer our data and our customers’ data to other cloud hosting providers. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, the cloud servers that we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business would be harmed if our customers and potential customers believe our service is unreliable.
Any failure or interruptions in the internet infrastructure, bandwidth providers, data center providers, other third parties or our own systems for providing our solutions to customers could negatively impact our business.
Our ability to deliver our solutions is dependent on the development and maintenance of the internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telecommunications systems that connect our operations. While our solutions are designed to operate without interruption, we may experience interruptions and delays in services and availability from time to time. We rely on systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solutions. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with our customers.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Once our solutions are deployed, our customers depend on our customer success organization to resolve technical issues relating to our solutions. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our solutions and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results and financial position.
Because our Wdesk platform is offered on a subscription basis, we are required to recognize revenue for it over the term of the subscription. As a result, downturns or upturns in sales may not be immediately reflected in our operating results.
We generally recognize subscription and support revenue from customers ratably over the terms of their subscription agreements, which are typically on a quarterly or annual cycle and automatically renew for additional periods. As a result, a substantial portion of the revenue we report in each quarter will be derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be immediately reflected in our revenue results for that quarter. This decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenue, which could adversely affect our operating results.
We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.
Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period. While we have historically maintained a subscription and support revenue retention rate of greater than 95%, we may be unable to maintain this historical rate. Given our limited operating history, we may be unable to accurately predict our subscription and support revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or fewer users. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or reduce the number of solutions they purchase at the time of renewal, or if they negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and services, more subscriptions or enhanced editions of our services to our current customers, which may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. If our efforts to sell additional solutions and services to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.
Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our solutions. Weak global economic conditions, or a reduction in technology spending even if economic conditions improve, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe our corporate culture is a critical component to our success. We have invested substantial time and resources in building our team. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and effectively focus on and pursue our corporate objectives.
We depend on our senior management team and other key employees, and the loss of one or more key employees could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team and other mission-critical individuals in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives or other key employees, which could disrupt our business. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business.
Our ability to attract, train and retain qualified employees is crucial to our results of operations and any future growth.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services, senior sales executives and professional services personnel with appropriate financial reporting experience. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations or that we have induced such breaches, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

Our workforce is our primary operating expense and subjects us to risks associated with increases in the cost of labor as a result of increased competition for employees, higher employee turnover rates and required wage increases and health benefit coverage, lawsuits or labor union activity.
Labor is our primary operating expense. As of December 31, 2014, we employed 953 full-time employees. For the fiscal year ended December 31, 2014, labor-related expense accounted for approximately 66% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in employee benefit costs. If labor-related expenses increase, our operating expense could increase, which would adversely affect our business, financial condition and results of operations.
We are subject to the Fair Labor Standards Act (FLSA) and various federal and state laws governing such matters as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations.
There may be adverse tax and employment law consequences if the independent contractor status of our consultants or the exempt status of our employees is successfully challenged.
We retain consultants from time to time as independent contractors. Although we believe that we have properly classified these individuals as independent contractors, there is nevertheless a risk that the Internal Revenue Service (IRS) or another federal, state, provincial or foreign authority will take a different view. Furthermore, the tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent contractors are subject to change or interpretation by various authorities. If a federal, state or foreign authority or court enacts legislation or adopts regulations that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs under such laws and regulations, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations. There is also a risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or foreign tax laws. Further, if it were determined that any of our independent contractors should be treated as employees, we could incur additional liabilities under our applicable employee benefit plans.
In addition, we have classified many of our U.S. employees as “exempt” under the FLSA. If it were determined that any of our U.S. employees who we have classified as “exempt” should be classified as “non-exempt” under the FLSA, we may incur costs and liabilities for back wages, unpaid overtime, fines or penalties and be subject to employee litigation.
Fixed-fee engagements with customers may not meet our expectations if we underestimate the cost of these engagements.
We provide certain professional services on a fixed-fee basis. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. We are beginning to provide professional services on new solutions, including our data collection and Sarbanes-Oxley compliance solutions, which may involve a different mix of subscription, support and services than we have experienced to date. The contribution of this new revenue mix may impact our gross margins in ways that we cannot predict. If we are required to spend more hours than planned to perform these services, our cost of services revenue could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.
Our sales cycle is unpredictable. As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, and we may encounter pricing pressure, which could harm our business and operating results.
The cost and length of our sales cycle varies by customer and is unpredictable. As we target more of our sales efforts at selling additional solutions to larger enterprise customers, we may face greater costs, longer sales cycles and less predictability in completing some of our sales. These types of sales often require us to provide greater levels of education regarding the use and benefits of our service. In addition, larger customers may demand more document setup services, training and other professional services. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions.
Our quarterly results reflect seasonality in revenue from professional services, which makes it difficult to predict our future operating results.
We have historically experienced seasonal variations in our revenue from professional services as many of our customers employ our professional services just before they file their Form 10-K in the first calendar quarter. As of December 31, 2014, approximately 79% of our SEC customers report their financials on a calendar year basis. While we expect our professional services revenue to become less seasonal as our non-SEC offerings grow, a significant portion of our revenue may continue to reflect seasonality, which makes it difficult to predict our future operating results. As a result, our operating and financial results could differ materially from our expectations and our business could suffer.
If the market for our technology delivery model and cloud-based software develops more slowly than we expect, our business could be harmed.
The market for cloud-based software is not as mature as the market for packaged software, and it is uncertain whether these services will sustain high levels of demand and market acceptance. Our success will depend to a substantial extent on the willingness of companies to increase their use of cloud-based services in general, and of our solutions in particular. Many companies have invested substantial personnel and financial resources to integrate traditional software into their businesses, and therefore may be reluctant or unwilling to migrate to a cloud-based service. Furthermore, some companies may be reluctant or unwilling to use cloud-based services because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If companies do not perceive the benefits of cloud-based software, then the market for our solutions may develop more slowly than we expect, or the market for our new solutions may not develop at all, either of which would significantly adversely affect our operating results. We may not be able to adjust our spending quickly enough if market growth falls short of our expectations or we may make errors in predicting and reacting to relevant business trends, either of which could harm our business. If the market for our cloud solutions does not evolve in the way we anticipate, or if customers do not recognize the benefits of our cloud solutions over traditional on-premise enterprise software products, and as a result we are unable to increase sales of subscriptions to our solutions, then our revenue may not grow or may decline, and our operating results would be harmed.
The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers. If a customer were to experience a product defect, a disruption in its ability to use our solutions or a security flaw, demand for our solutions could be diminished, we could be subject to substantial liability and our business could suffer.
Because our solutions are complex and we continually release new features, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based software frequently contains undetected errors or security flaws when first introduced or when new versions or enhancements are released. We might from time to time find such defects in our solutions, the detection and correction of which could be time consuming and costly. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, could delay or withhold payment to us or may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. We could also lose future sales. In addition, if the public becomes aware of security breaches of our solutions, our future business prospects could be adversely impacted.
We employ third-party licensed software for use in or with our solutions, and the inability to maintain these licenses or the existence of errors in the software we license could result in increased costs or reduced service levels, which would adversely affect our business.
Our solutions incorporate certain third-party software, including the Google Cloud Platform, that may be licensed to or hosted by or on behalf of Workiva, or may be hosted by a licensor and accessed by Workiva on a software-as-a-service basis. We anticipate that we will continue to rely on third-party software and development tools from third parties in the future. There may not be commercially reasonable alternatives to the third-party software we currently use, or it may be difficult or costly to replace. In addition, integration of the software used in our solutions with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our solutions depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solutions, delay new solution introductions, result in a failure of our solutions and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties. Any inability to maintain or acquire third-party licensed software for use in our solutions could result in increased costs or reduced service levels, which would adversely affect our business.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our solutions and could have a negative impact on our business.
The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication and business solutions. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based solutions such as ours.

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our solutions could suffer.
Data security concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our solutions and adversely affect our business.
We manage private and confidential information and documentation related to our customers’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. Privacy and data security are rapidly evolving areas of regulation, and additional regulation in those areas, some of it potentially difficult and costly for us to accommodate, is frequently proposed and occasionally adopted. Changes in laws restricting or otherwise governing data and transfer thereof could result in increased costs and delay operations.
In addition to government activity, the technology industry and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of private and confidential information were to be curtailed in this manner, our software solutions may be less effective, which may reduce demand for our solutions and adversely affect our business. Furthermore, government agencies may seek to access sensitive information that our customers upload to our service providers or restrict customers’ access to our service providers. Laws and regulations relating to government access and restrictions are evolving, and compliance with such laws and regulations could limit adoption of our services by customers and create burdens on our business. Moreover, regulatory investigations into our compliance with privacy-related laws and regulations could increase our costs and divert management attention.
If we or our service providers fail to keep our customers’ information confidential or otherwise handle their information improperly, our business and reputation could be significantly and adversely affected.
If we fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant loss of revenue based on the premature release of confidential information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, employee error, malfeasance or otherwise. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
In addition, our service providers (including, without limitation, hosting facilities, disaster recovery providers and software providers) may have access to our customers’ data and could suffer security breaches or data losses that affect our customers’ information.
If an actual or perceived security breach or premature release occurs, our reputation could be damaged and we may lose future sales and customers. We may also become subject to civil claims, including indemnity or damage claims in certain customer contracts, or criminal investigations by appropriate authorities, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2014, we had 6 issued patents and 14 patent applications pending in the United States, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
We might be required to spend significant resources and divert the efforts of our technical and management personnel to monitor and protect our intellectual property. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Any failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely impact our business.
Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results.
Patent and other intellectual property disputes are common in our industry. Our success depends upon our ability to refrain from infringing upon the intellectual property rights of others. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. As we grow and enter new markets, we will face a growing number of competitors. As the number of competitors in our industry grows and the functionality of products in different industry segments overlaps, we expect that software and other solutions in our industry may be subject to such claims by third parties. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. We cannot assure you that infringement claims will not be asserted against us in the future, or that, if asserted, any infringement claim will be successfully defended. A successful claim against us could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Some of our solutions utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Some of our solutions include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, reengineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
If we fail to continue to develop our brand, our business may suffer.
We believe that continuing to develop and maintain awareness of our brand is critical to achieving widespread acceptance of our solution and is an important element in attracting and retaining customers. Efforts to build our brand may involve significant expense and may not generate customer awareness or increase revenue at all, or in an amount sufficient to offset expenses we incur in building our brand. In addition, we changed our trade name from “WebFilings” to “Workiva” in July 2014. New and existing customers may be confused by or may not accept, or may be slow to accept, our new trade name. In addition, local authorities may refuse to register, or third parties may object to the use of, the new trade name or other trademarks in one or more of the jurisdictions in which we currently operate or may in the future operate. Any such refusal or objection may be costly or time-consuming or limit our ability to build and develop our brand portfolio, which could adversely affect our business and impede our growth.
Promotion and enhancement of our new name and the brand names of our solutions will depend largely on our success in being able to provide high quality, reliable and cost-effective solutions. If customers do not perceive our solutions as meeting their needs, or if we fail to market our solutions effectively, we will likely be unsuccessful in creating the brand awareness that is critical for broad customer adoption of our solutions. That failure could result in a material adverse effect on our business, financial condition and operating results.
Demand for our solutions is subject to legislative or regulatory changes and volatility in demand, which could adversely affect our business.
The market for our solutions depends in part on the requirements of the SEC and other regulatory bodies. Any legislation or rulemaking substantially affecting the content or method of delivery of documents to be filed with these regulatory bodies could have an adverse effect on our business. In addition, evolving market practices in light of regulatory developments could adversely affect the demand for our solutions.
We may need to raise additional capital, which may not be available to us.
We will require substantial funds to support the implementation of our business plan. Our future liquidity and capital requirements are difficult to predict as they depend upon many factors, including the success of our solutions and competing technological and market developments. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of customer prepayments or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Our credit facility contains restrictive covenants that may limit our operating flexibility.
Our credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, has first priority over our other debt obligations and requires us to satisfy certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.
Determining our income tax rate is complex and subject to uncertainty.
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Provision for income tax for interim quarters is based on a forecast of our U.S and non-U.S. effective tax rates for the year, which includes forward-looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax.
Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our services and adversely impact our business.
The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results.
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results.
We operate and offer our services in many jurisdictions and, therefore, may be subject to federal, state, local and foreign taxes that could harm our business.
As an organization that operates in many jurisdictions in the United States and around the world, we may be subject to taxation in several jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The authorities in these jurisdictions, including state and local taxing authorities in the United States, could successfully assert that we are obligated to pay additional taxes, interest and penalties. In addition, the amount of taxes we pay could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations. In addition, we may lose sales or incur significant costs should various tax jurisdictions impose taxes on either a broader range of services or services that we have performed in the past. We may be subject to audits of the taxing authorities in any such jurisdictions that would require us to incur costs in responding to such audits. Imposition of such taxes on our services could result in substantially unplanned costs, would effectively increase the cost of such services to our customers and could adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.
We operate service sales centers in multiple locations. Some of the jurisdictions in which we operate may give us the benefit of either relatively low tax rates, tax holidays or government grants, in each case that are dependent on how we operate or how many jobs we create and employees we retain. We plan on utilizing such tax incentives in the future as opportunities are made available to us. Any failure on our part to operate in conformity with applicable requirements to remain qualified for any such tax incentives or grants may result in an increase in our taxes. In addition, jurisdictions may choose to increase rates at any time due to economic or other factors. Any such rate increase could harm our results of operations.
In addition, changes to U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities could increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
We may have additional tax liabilities, which could harm our business, results of operations or financial position.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes and indirect tax on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on our results of operations, or financial position.
Sales to customers outside the United States expose us to risks inherent in international sales.
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a significant portion of our revenue from customers headquartered outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating demand for our solutions outside of the United States or in effectively selling subscriptions to our solutions in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

•	data privacy laws that require customer data to be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•
weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences; and

•	unstable regional and economic political conditions.
Currently, our international contracts are only occasionally denominated in local currencies; however, the majority of our local costs are denominated in local currencies. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the United States dollar and foreign currencies may impact our operating results when translated into United States dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•
difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position could suffer.
We are subject to general litigation that may materially adversely affect us.
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our solutions, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.
We cannot specify with any certainty the particular uses of the net proceeds that we have received from our initial public offering. We have broad discretion in the application of the net proceeds, including working capital, possible acquisitions, and other general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. A failure by our management to apply these funds effectively could adversely affect our business and financial condition. The net proceeds may be invested with a view towards long-term benefits for our stockholders, and this may not increase our operating results or market value.  Pending their use, we may invest the net proceeds from our initial public offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.
Risks Related to Ownership of Our Class A Common Stock
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, resulting in substantial losses for our investors.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in December 2014 at a price of $14.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $12.28 to $15.96 through March 10, 2015.
The market price of our Class A common stock may fluctuate in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in projected operational and financial results;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our solutions;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or new offerings by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	changes in accounting principles;

•	announcements related to litigation;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our Class A or Class B common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	the expiration of the lock-up period set forth in our certificate of incorporation and any contractual lock-up periods; and

•	general economic and market conditions.
Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
Substantial blocks of our total outstanding shares may be sold into the market when the lock-up period ends. If there are substantial sales of shares of our Class A common stock, the price of our Class A common stock could decline.
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. All of the shares of Class A common stock sold in our initial public offering are freely tradeable without restrictions or further registration under the Securities Act of 1933, as amended (Securities Act), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. All shares of Class A common stock and Class B common stock other than shares of Class A common stock issued in this offering are currently restricted from resale as a result of the “lock-up” restriction in our certificate of incorporation. These shares will become available to be sold starting on June 10, 2015, with earlier sales permitted at the discretion of the representatives of the underwriters. In addition, in connection with our initial public offering our directors, executive officers and substantially all of our other stockholders agreed pursuant to lock-up agreements not to sell their shares until June 10, 2015. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. In addition, the shares of Class A common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans are eligible for sale to the public, subject to certain legal and contractual limitations. The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
The dual class structure of our common stock has the effect of concentrating voting control with our executives and their affiliates.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2014, the holders of shares of our Class B common stock collectively beneficially owned shares representing approximately 82% of the voting power of our outstanding capital stock. Our executive offers collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers to family members and transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, certain holders of Class B common stock retain a significant portion of their holdings of Class B common stock for an extended period of time, and a significant portion of the Class B common stock initially held by other executives is converted to Class A common stock, the remaining holders of Class B common stock could, as a result, acquire control of a majority of the combined voting power. As directors and executive officers, the initial beneficial owners of Class B common stock owe a fiduciary duty to our stockholders and must act in good faith in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, even if one of them becomes a controlling stockholder, each beneficial owner of Class B common stock is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•
specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors or our chief executive officer or president (in the absence of a chief executive officer);

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	authorize our board of directors to issue, without further action by the stockholders, up to 100,000,000 shares of undesignated preferred stock;

•
require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation; and

•	reflect two classes of common stock, as discussed above.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are a Delaware corporation and governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder.
Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.
Our certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of Class A common stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.
We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company,” as defined by the JOBS Act. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business could be adversely affected.
As a result of disclosure of information as a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If the claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.
Operating as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance on the terms that we would like. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
We have previously identified material weaknesses in our internal control over financial reporting, and any inability to maintain effective internal control over financial reporting could have a material adverse effect on our business.
During the course of preparing for our initial public offering, we determined that it was appropriate to restate our audited consolidated financial statements for the year ended December 31, 2013 to revise our method of accounting for a forgivable loan arrangement. In connection with this restatement, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding the review and recognition of forgivable loan arrangements constituted a material weakness in our internal control over financial reporting. Subsequently, during the course of preparing our audited consolidated financial statements for the year ended December 31, 2014, we identified and corrected an immaterial error in our prior period accounting for reimbursements received pursuant to a government jobs training program. In connection with the correction of this immaterial error, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding the review and evaluation of accounting for government grant arrangements constituted a material weakness in our internal control over financial reporting. As a result of the identification of these material weaknesses, we have implemented measures designed to improve our internal control over financial reporting. We cannot be certain that these efforts will be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring.

A failure to maintain adequate internal controls over our financial and management systems could cause errors in our financial reporting, which could cause a loss of investor confidence and result in a decline in the price of our Class A common stock.
Our public company reporting obligations and our anticipated growth will likely strain our financial and management systems, internal controls and employees. In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company.
We are currently taking the necessary steps to comply with Section 404. If, during this process, we identify one or more material weaknesses in our internal controls, it is possible that our management may be unable to certify that our internal controls are effective by the certification deadline. We cannot be certain we will be able to successfully complete the implementation and certification requirements of Section 404 within the time period allowed.
Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. If we have a material weaknesses or deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, both of which in turn could cause the market value of our Class A common stock to decline and affect our ability to raise capital.
We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” upon the earliest of (i) December 31, 2019, (ii) the last day of the first fiscal year in which our annual gross revenue are $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the date on which we qualify as a “large accelerated filer” with at least $700 million of equity securities held by non-affiliates. We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions.
We do not intend to pay dividends for the foreseeable future.
We may not declare or pay cash dividends on our capital stock in the near future. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or trading volume of our Class A common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in eleven U.S. cities located in Arizona, California, Colorado, Georgia, Illinois, Montana, New York, Texas and Washington. Internationally, we lease offices in Ontario and Saskatchewan, Canada and the Netherlands. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosure
Not applicable.

Part II.
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A common stock has been listed on the NYSE under the symbol “WK” since December 12, 2014. Prior to that time, there was no public market for our stock. The following table sets forth the range of high and low per share sales prices for our common stock as reported on the NYSE for the periods indicated.

	Prices
Year ended December 31, 2014	High	Low
Fourth quarter (from December 12, 2014)	$14.74	$13.04
Our Class B common stock is not listed or traded on any stock exchange.
Stockholders
As of December 31, 2014 there were approximately 360 stockholders of record of our Class A common stock as well as 13 stockholders of record of our Class B common stock.
Dividends
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends on our capital stock. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers relevant. In addition, our credit facility with Silicon Valley Bank restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a summary of the material terms of our credit facility.
Stock Performance Graph
Not applicable.
Sales of Unregistered Securities
From January 1, 2014 through December 17, 2014, the date of completion of our initial public offering, or IPO, we granted to employees and consultants options to purchase an aggregate of 2,973,368 shares of Class A common stock pursuant to our 2009 Equity Incentive Plan having exercise prices ranging from $15.83 to $15.86 per share.
During this period, we also issued and sold to employees and consultants an aggregate of 144,289 shares of Class A common stock upon the exercise of options under our 2009 Equity Incentive Plan at exercise prices ranging from $0.77 to $15.86 per share, for an aggregate amount of approximately $566,000.
The offers, sales and issuances of these securities were exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance upon Section 4(a)(2) of the Securities Act or Rule 504 of Regulation D promulgated under the Securities Act as transactions by an issuer not involving any public offering.
On July 31, 2014, we issued a 7% convertible note in the original amount of $5.0 million due January 31, 2016 to an accredited investor. The note contained an option to convert the principal amount plus accrued and unpaid interest of the convertible note upon the closing of an initial public offering into a number of shares of our Class A common stock equal to the quotient obtained by dividing the unpaid principal amount of the convertible note plus interest accrued but unpaid thereon, by 90% of the initial public offering price. On December 16, 2014, in conjunction with the closing of our initial public offering, the note holder elected to convert the note. Upon conversion, we issued 407,480 shares of our Class A common stock at a price of $12.60 per share. The offer, sale and issuance of the convertible note, as well as the issuance of shares of Class A common stock upon conversion, were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.
The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and either received or had adequate access, through employment, business or other relationships, to information about us. The sales of these securities were made without general solicitation or advertising and without the involvement of any underwriter.
Use of Proceeds from Public Offerings of Common Stock
On December 17, 2014, we closed our initial public offering of 7,200,000 shares of Class A common stock at a price to the public of $14.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-199459), which was declared effective by the SEC on December 11, 2014. The offering commenced on December 12, 2014 and closed on December 17, 2014. Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $100.8 million. We raised approximately $90.4 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $7.1 million and other offering expenses of approximately $3.3 million.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014. Pending the uses described, we have invested the net proceeds in money market funds.
Item 6.    Selected Consolidated Financial Data
The selected consolidated financial data below has been revised to reflect the correction of an immaterial error in previously reported financial results. See Note 2 of the consolidated financial statements included in this annual report for a detailed discussion. The net loss impact of the revisions was an increase in net loss of $1.5 million, $148,000 and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following selected consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated financial data for the year ended December 31, 2011, and the selected consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

Consolidated Statement of Operations Data

	Year ended December 31,
	2014	2013	2012	2011

	(in thousands, except per share information)
Revenue
Subscription and support	$91,317	$65,164	$34,702	$10,925
Professional services	21,377	19,987	18,236	3,939
Total revenue	112,694	85,151	52,938	14,864
Cost of revenue
Subscription and support(1)	21,182	15,129	9,262	3,332
Professional services(1)	12,696	9,520	9,780	3,063
Total cost of revenue	33,878	24,649	19,042	6,395
Gross profit	78,816	60,502	33,896	8,469
Operating expenses
Research and development(1)	44,145	34,116	18,385	6,865
Sales and marketing(1)	53,498	41,067	27,537	10,657
General and administrative(1)(2)	19,783	14,601	16,177	5,306
Total operating expenses	117,426	89,784	62,099	22,828
Loss from operations	(38,610)	(29,282)	(28,203)	(14,359)
Interest expense	(2,044)	(366)	(1,521)	(268)
Other income and (expense), net	(468)	104	(861)	18
Loss before provision for income taxes	(41,122)	(29,544)	(30,585)	(14,609)
Provision for income taxes	32	—	—	—
Net loss	$(41,154)	$(29,544)	$(30,585)	$(14,609)
Net loss per common share:
Basic and diluted	$(1.28)	$(0.94)	$(1.16)	$(0.60)
Weighted average common shares outstanding - basic and diluted	32,156,060	31,376,603	26,390,099	24,516,706

(1) Stock-based compensation expense included in these line items is as follows:

	Year ended December 31,
	2014	2013	2012	2011

	(in thousands)
Cost of revenue
Subscription and support	$502	$200	$80	$64
Professional services	337	171	144	96
Operating expenses
Research and development	1,757	762	194	188
Sales and marketing	1,241	799	293	213
General and administrative(2)	3,548	1,438	7,418	767
Total stock-based compensation expense	$7,385	$3,370	$8,129	$1,328
(2) One-time grants of immediately vested appreciation units to two managing directors significantly increased general and administrative cost in the year ended December 31, 2012.

Consolidated Balance Sheet Data

	December 31,
	2014	2013	2012	2011

	(in thousands)
Cash and cash equivalents	$101,131	$15,515	$24,979	$10,029
Working capital, excluding deferred revenue and deferred government grant obligation	94,740	19,926	28,063	12,046
Total assets	164,551	73,944	53,522	19,345
Deferred revenue, current and long term	56,276	36,385	18,165	9,428
Total current liabilities	66,730	43,425	26,404	14,485
Total non-current liabilities	42,002	37,306	14,971	15,189
Total stockholders’ equity	55,819	—	—	—
Total members’ equity (deficit)	—	(6,787)	12,147	(10,329)

Item. 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Section 1A. Risk Factors” included elsewhere in this Annual Report.
Overview
Workiva created Wdesk, a cloud-based platform for enterprises to collect, manage, report and analyze business data in real time. Our secure software platform, Wdesk, allows users to integrate and control all of their business data, regardless of format or location, with innovative live-linking technology. Our proprietary word processing, spreadsheet and presentation applications are fully integrated and built upon the Workiva data management engine, allowing thousands of users to collaborate simultaneously on data-linked reports and documents. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported and analyzed more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy our solutions to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency in business reporting. As of December 31, 2014, we provided our solutions to more than 2,200 enterprise customers, including more than 65% of both the Fortune 500 and Fortune 100.
    Our Wdesk product platform allows multiple users to simultaneously create, review and publish data-linked documents and reports with greater control, accuracy and productivity than ever before. We offer our customers solutions for compliance, risk, sustainability and management reporting, and enterprise risk management. Underlying these solutions is our scalable, enterprise-grade data engine that collects, aggregates and manages our customers’ unstructured and structured data.
We operate our business on a software-as-a-service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to utilize Wdesk. Our subscription fee includes the use of our service and technical support. Our pricing is based primarily on the number of corporate entities, number of users, level of customer support, and length of contract. Our pricing model is scaled to the number of users, so the subscription price per user typically decreases as the number of users increases. We charge customers additional fees primarily for document setup and XBRL tagging services. We generate sales primarily through our direct sales force and, to a lesser extent, customer success and professional services teams.
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 97.0% for the twelve months ended December 31, 2014.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 953 at December 31, 2014 from 775 at December 31, 2013, an increase of 23.0%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $112.7 million in 2014 from $85.2 million in 2013, an increase of 32.3%. We incurred net losses of $41.2 million and $29.5 million in 2014 and 2013, respectively.

Key Factors Affecting Our Performance
New customers. We employ a “land-and-expand” sales strategy that focuses on acquiring new customers through our direct sales model and building our relationships with existing customers over time. Acquiring new customers is a key component of our continued success in the marketplace, growth opportunity and future revenue. We have aggressively invested in and intend to continue to invest in our direct sales force.
Further penetration of existing customers. Our account management teams seek to generate additional revenue from our customers by adding seats to existing subscriptions and by signing new subscriptions for additional business solutions on our platform. We believe a significant opportunity exists for us to sell additional subscriptions to current customers as they become more familiar with our platform and adopt our solutions to address additional business use cases.
Investment in growth. We are expanding our operations, increasing our headcount and developing software to both enhance our current offerings and build new features. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and development staff. We continue to invest in our sales, marketing and customer success organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. In the quarter ended December 31, 2014, we increased our hiring of quota-carrying sales people following seven fiscal quarters of focusing our investment in sales and marketing on building processes and content to address new use cases for Wdesk, while maintaining the size of our quota-carrying sales force. For example, we assembled teams of subject matter experts, product marketers and solutions architects and expanded our sales operations team. In 2015, we plan to continue to invest in hiring more quota-carrying sales people.
Key Performance Indicators

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Financial metrics
Total revenue	$112,694	$85,151	$52,938
Year-over-year percentage increase in total revenue	32.3%	60.9%	256.1%
Subscription and support revenue	$91,317	$65,164	$34,702
Year-over-year percentage increase in subscription and support revenue	40.1%	87.8%	217.6%
Subscription and support as a percent of total revenue	81.0%	76.5%	65.6%

	As of December 31,
	2014	2013	2012
Operating metrics
Number of customers	2,261	1,927	1,421
Subscription and support revenue retention rate	97.0%	97.8%	97.7%
Subscription and support revenue retention rate including add-ons	104.1%	114.4%	108.4%

Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly listed securities account for a substantial majority of our customers.
Subscription and support revenue retention rate. We calculate our subscription and support revenue retention rate by annualizing the subscription and support revenue recorded in the first month of the measurement period for only those customers in place throughout the entire measurement period, thereby excluding any attrition. We divide the result by the annualized subscription and support revenue in the first month of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is based on the trailing twelve months.
Our subscription and support revenue retention rate was 97.0% at the December 2014 measurement date, down slightly from December 2013. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
Subscription and support revenue retention rate including add-ons. Add-on revenue includes the change in both seats purchased and seat pricing for existing customers. We calculate our subscription and support revenue retention rate including add-ons by annualizing the subscription and support revenue recorded in the last month of the measurement period for only those customers in place throughout the entire measurement period. We divide the result by the annualized subscription and support revenue in the first month of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is based on the trailing twelve months.
Our subscription and support revenue retention rate including add-ons was 104.1% at the December 2014 measurement date, down from 114.4% as of December 2013. The launch of our Wdesk platform in March 2013 had a positive impact on add-on revenue in 2013. In 2014, we shifted the focus of our existing customer sales team towards new use cases with larger target deal sizes. As we expected, the time devoted to training and the redirection of the team's attention toward new decision-makers at our customers impacted add-on revenue in 2014.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2014, 2013 and 2012, no single customer represented more than 2% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met. At December 31, 2014, deferred revenue was $56.3 million. Estimated future recognition from deferred revenue at December 31, 2014 was $42.6 million in 2015, $11.1 million in 2016, $2.5 million in 2017 and $36,000 thereafter.
Subscription and Support Revenue. We recognize the aggregate minimum subscription and support fees ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our SaaS solutions has been granted to the customer, the fee for the subscription and support is fixed or determinable, and collection is reasonably assured.
Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services relate to document set up and XBRL tagging, which are activities that we have undertaken hundreds of times. When requested by our new or existing customers, we typically set up their documents by importing a prior version and formatting the document using best practice methods in our solution. Our XBRL tagging services include applying XBRL tagging to a customer filing document using Wdesk XBRL tools, reviewing existing tags for correctness, identifying any necessary revisions to be consistent with newly provided requirements or guidance from the SEC or FASB, as well as rolling forward XBRL tags from a prior filing to a current filing document.
Our professional services are not required for customers to utilize our solution. Our pricing for professional services has been predominantly on a fixed-fee basis, and we recognize revenue after the services have been performed. Document set up services are typically completed in less than two weeks. XBRL tagging services are offered for each filing document, and revenue is recognized upon a successful submission to the SEC.
We are beginning to provide professional services on new solutions, including our risk reporting, data collection and Sarbanes-Oxley compliance solutions, which may involve a different mix of subscription, support and services than we have experienced to date. The contribution of this new revenue mix may impact our gross margins in ways that we cannot predict.
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services and customer success teams, and training personnel, including salaries, benefits, bonuses, and equity-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs. Costs of server usage are comprised primarily of fees paid to Google Cloud Platform and Amazon Web Services.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and equity-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs, and facility costs. We capitalize and amortize sales commissions that are directly attributable to a contract over the lesser of twelve months or the non-cancelable term of the customer contract based on the terms of our commission arrangements.
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, and equity-based compensation; costs of server usage by our developers; information technology costs; and facility costs.

General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related costs for our executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, and equity-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.
Income Taxes
Prior to our conversion to a corporation on December 10, 2014, we were organized as a limited liability company, and therefore, as a pass-through entity for income tax purposes. Effective upon the corporate conversion, we became a corporation subject to federal, state and foreign income taxes.
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2014	2013	2012

	(in thousands)
Revenue
Subscription and support	$91,317	$65,164	$34,702
Professional services	21,377	19,987	18,236
Total revenue	112,694	85,151	52,938
Cost of revenue
Subscription and support(1)	21,182	15,129	9,262
Professional services(1)	12,696	9,520	9,780
Total cost of revenue	33,878	24,649	19,042
Gross profit	78,816	60,502	33,896
Operating expenses
Research and development(1)	44,145	34,116	18,385
Sales and marketing(1)	53,498	41,067	27,537
General and administrative(1)	19,783	14,601	16,177
Total operating expenses	117,426	89,784	62,099
Loss from operations	(38,610)	(29,282)	(28,203)
Interest expense	(2,044)	(366)	(1,521)
Other income and (expense), net	(468)	104	(861)
Loss before provision for income taxes	(41,122)	(29,544)	(30,585)
Provision for income taxes	32	—	—
Net loss	$(41,154)	$(29,544)	$(30,585)

(1)	Equity-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2014	2013	2012

	(in thousands)
Cost of revenue
Subscription and support	$502	$200	$80
Professional services	337	171	144
Operating expenses
Research and development	1,757	762	194
Sales and marketing	1,241	799	293
General and administrative	3,548	1,438	7,418
Total equity-based compensation expense	$7,385	$3,370	$8,129

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2014	2013	2012

Revenue
Subscription and support	81.0%	76.5%	65.6%
Professional services	19.0	23.5	34.4
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	18.8	17.8	17.5
Professional services	11.3	11.2	18.5
Total cost of revenue	30.1	29.0	36.0
Gross profit	69.9	71.0	64.0
Operating expenses
Research and development	39.2	40.1	34.7
Sales and marketing	47.5	48.2	52.0
General and administrative	17.6	17.1	30.6
Total operating expenses	104.3	105.4	117.3
Loss from operations	(34.4)	(34.4)	(53.3)
Interest expense	(1.8)	(0.4)	(2.9)
Other income and (expense), net	(0.4)	0.1	(1.6)
Loss before provision for income taxes	(36.6)	(34.7)	(57.8)
Provision for income taxes	—	—	—
Net loss	(36.6)%	(34.7)%	(57.8)%

Revenue
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,		Period-to-period change
	2014	2013	Amount	% Change

	(dollars in thousands)
Revenue
Subscription and support	$91,317	$65,164	$26,153	40.1%
Professional services	21,377	19,987	1,390	7.0%
Total revenue	$112,694	$85,151	$27,543	32.3%
Total revenue increased $27.5 million in 2014 compared to 2013 due primarily to the increase in subscription and support revenue of $26.2 million. Of the total increase in subscription and support revenue, 28.6% represented revenue from new customers acquired after December 31, 2013 and 71.4% represented revenue from existing customers at or prior to December 31, 2013. The total number of our customers increased 17.3% from December 31, 2013 to December 31, 2014.
Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,		Period-to-period change
	2013	2012	Amount	% Change

	(dollars in thousands)
Revenue
Subscription and support	$65,164	$34,702	$30,462	87.8%
Professional services	19,987	18,236	1,751	9.6%
Total revenue	$85,151	$52,938	$32,213	60.9%
Total revenue increased $32.2 million in 2013 compared to 2012 due primarily to the increase in subscription and support revenue of $30.5 million. Of the total increase in subscription and support revenue, 29.9% represented revenue from new customers acquired after December 31, 2012, and 70.1% represented revenue from existing customers at or prior to December 31, 2012. The total number of our customers increased 35.6% from December 31, 2012 to December 31, 2013.
Cost of Revenue
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,		Period-to-period change
	2014	2013	Amount	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$21,182	$15,129	$6,053	40.0%
Professional services	12,696	9,520	3,176	33.4%
Total cost of revenue	$33,878	$24,649	$9,229	37.4%

Cost of revenue increased $9.2 million in 2014 compared to 2013, attributable primarily to increased employee compensation, benefits, and travel costs of $7.1 million, and additional equity-based compensation of $0.5 million. Headcount growth in the customer success and professional services teams was the primary driver of these personnel-related costs. In anticipation of seasonal demand for professional services in the first quarter of 2015, we increased hiring and training in the second half of 2014 with the goal of maintaining a more sustainable utilization rate. In addition, the cost of server usage increased $1.1 million during 2014 compared to 2013 as customer usage of our platform grew.
Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,		Period-to-period change
	2013	2012	Amount	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$15,129	$9,262	$5,867	63.3%
Professional services	9,520	9,780	(260)	(2.7)%
Total cost of revenue	$24,649	$19,042	$5,607	29.4%
Cost of revenue increased $5.6 million in 2013 compared to 2012, attributable primarily to increased employee compensation, benefits, and travel costs of $3.1 million, and additional equity-based compensation of $0.1 million. Headcount growth in our customer success team was the primary driver of these personnel-related costs. In addition, the cost of server usage increased $1.0 million during 2013 compared to 2012 as customer usage of our platform grew.
Operating Expenses
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,		Period-to-period change
	2014	2013	Amount	% Change

	(dollars in thousands)
Operating expenses
Research and development	$44,145	$34,116	$10,029	29.4%
Sales and marketing	53,498	41,067	12,431	30.3%
General and administrative	19,783	14,601	5,182	35.5%
Total operating expenses	$117,426	$89,784	$27,642	30.8%
Research and Development
Research and development expenses increased $10.0 million in 2014 compared to 2013 due primarily to increased employee compensation, benefits, and travel costs of $8.7 million, and additional equity-based compensation of $1.2 million. The increase in personnel-related costs was driven primarily by an increase in total headcount in research and development.

Sales and Marketing
Sales and marketing expenses increased $12.4 million in 2014 compared to 2013 due primarily to the expansion of sales and marketing team and increases in marketing programs. Employee compensation, benefits, and travel costs rose $5.7 million, while equity-based compensation increased by $0.6 million, due primarily to higher headcount in sales and marketing. Costs relating to our annual user conference increased by $1.3 million. Professional service fees increased approximately $1.1 million due primarily to an increased number of consultants to assist in expanding our sales internationally. Advertising costs increased $1.6 million related to our name change and new solutions. Depreciation, rent, and other support costs included in sales and marketing increased $1.9 million in 2014 to support the growth of our sales force.
General and Administrative
General and administrative expenses increased $5.2 million in 2014 compared to 2013 due primarily to an increase in employee compensation, benefits, and travel costs of $2.7 million, and additional equity-based compensation of $1.4 million. The increase in personnel-related costs was driven primarily by a rise in total headcount in general and administrative to support the growth of our business. In addition, equity-based compensation to consultants increased $0.7 million, due primarily to a one-time grant with immediate vesting terms to a consultant.
Comparison of Years Ended December 31, 2013 and 2012

	Year ended December 31,		Period-to-period change
	2013	2012	Amount	% Change

	(dollars in thousands)
Operating expenses
Research and development	$34,116	$18,385	$15,731	85.6%
Sales and marketing	41,067	27,537	13,530	49.1%
General and administrative	14,601	16,177	(1,576)	(9.7)%
Total operating expenses	$89,784	$62,099	$27,685	44.6%
Research and Development
Research and development expenses increased $15.7 million in 2013 compared to 2012 due primarily to increased employee compensation, benefits, and travel costs of $10.6 million, and additional equity-based compensation of $0.3 million. Rising headcount in research and development to support the continued addition of features to our platform drove our costs higher. In addition, the cost of server usage included in research and development increased $0.8 million during 2013 compared to 2012. An increase in depreciation, rent, and other support costs contributed an additional $2.7 million of expense. Fees paid to consultants increased $1.3 million, consisting of $1.0 million in cash and $0.3 million in equity-based compensation.
Sales and Marketing
Sales and marketing expenses increased $13.5 million in 2013 compared to 2012 due primarily to the expansion of our sales force and increases in marketing programs. Employee compensation, benefits, and travel costs rose $10.7 million, while equity-based compensation increased by $0.4 million, due primarily to higher headcount in sales and marketing. Depreciation, rent, and other support costs rose $1.7 million to support the growth of our sales force.

General and Administrative
General and administrative expenses decreased $1.6 million in 2013 compared to 2012 due primarily to reduced equity grants in 2013 offset by increased personnel related costs. Total equity-based compensation relating to personnel decreased $6.5 million while other personnel-related costs increased $3.5 million, consisting of increased employee compensation, benefits, and travel costs. The increase in other personnel-related costs was driven primarily by a rise in total headcount. Professional service fees increased by $1.8 million, related primarily to the administration of our health insurance plan, legal and accounting fees.
Quarterly Results of Operations
See “Unaudited Quarterly Results of Operations” included in Note 14 of this Annual Report on Form 10-K for the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013.
Liquidity and Capital Resources

	Year ended December 31,
	2014	2013	2012

	(in thousands)
Cash flow used in operating activities	$(3,505)	$(10,452)	$(5,763)
Cash flow used in investing activities	(4,096)	(9,432)	(10,925)
Cash flow provided by financing activities	93,155	10,370	31,639
Net increase (decrease) in cash and equivalents, net of impact on exchange rates	$85,616	$(9,464)	$14,950
As of December 31, 2014, we had cash and cash equivalents of $101.1 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of preferred units, debt that was settled in preferred units and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our credit facility will be sufficient to fund our operations for at least the next twelve months.
In October 2013, we received a grant from the Iowa Economic Development Authority (IEDA) in the form of forgivable loans up to $2.5 million and non-interest bearing loans up to $2.5 million available to us based on qualified job growth. Through the date of our initial public offering, total financing provided by IEDA under this grant consisted of $2.0 million in non-interest bearing and forgivable loans. In connection with our initial public offering, the loans became due and were repaid in full in December 2014.
In July 2014, we issued a subordinated promissory note totaling $5.0 million with a 7% coupon rate and maturing January 31, 2016. The note contained an option to convert outstanding principal and paid-in-kind interest into our Class A common stock upon successful completion of an initial public offering at a 10% discount to the offering price. Certain of the embedded features of the note were bifurcated and accounted for as a compound derivative. On December 16, 2014, in conjunction with the completion of our initial public offering, the holder elected to exercise the option to convert the Note. We settled the $5.1 million of outstanding principal and interest with 407,480 shares of our Class A common stock at a price of $12.60 per share, which represented 90% of the initial public offering price of our Class A common stock. This settlement resulted in a loss of $111,000, which is reported in “Other income and (expense), net” on the consolidated statement of operations.

In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank, which was subsequently amended. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements and matures in August 2016. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. Amounts borrowed under the credit facility accrue interest at a variable interest rate of prime plus 1.0%, with interest payable monthly and the principal balance due at maturity. No amounts were outstanding under the credit facility as of December 31, 2014.
Pursuant to the credit facility, letters of credit totaling $4.3 million were outstanding at December 31, 2014. These letters of credit, which do not reduce availability under the credit facility, were issued as security for certain forgivable loans. We expect $2.0 million of the letters of credit to be canceled in 2015 as one of the forgivable loans was repaid with the proceeds of our initial public offering.
In December 2014, we completed our initial public offering and sold 7,200,000 shares of Class A common stock at a public offering price of $14.00 per share. We received net proceeds of $90.4 million after deducting underwriting discounts and commissions of $7.1 million and other offering expenses of $3.3 million.
Operating Activities
For the year ended December 31, 2014, cash used in operating activities was $3.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $41.2 million, adjusted for non-cash charges of $3.9 million for depreciation and amortization of our property and equipment and intangible assets and $7.4 million of equity-based compensation. The primary drivers of the changes in operating assets and liabilities were a $20.0 million increase in deferred revenue, a $7.1 million increase in accrued expenses and other current liabilities and a $2.6 million decrease in accounts receivable, partially offset by a $2.3 million increase in prepaid expenses and other and a $1.5 million decrease in accounts payable. The increase in deferred revenue was attributable primarily to an increase in annual and multi-year contracts. The decrease in accounts receivable was primarily attributable primarily to the timing of our billings and cash collections, and the decrease in accounts payable was attributable primarily to the timing of our cash payments. The increase in prepaid expenses and other was due to increased prepaid insurance amounts due to operating as a public company as well as purchasing additional subscriptions to cloud-based software to support business growth.
For the year ended December 31, 2013, cash used in operating activities was $10.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $29.5 million, adjusted for non-cash charges of $2.4 million for depreciation and amortization of our property and equipment and intangible assets and $3.4 million of equity-based compensation. The primary drivers of the changes in operating assets and liabilities were a $18.2 million increase in deferred revenue, a $2.5 million increase in accrued expenses and other current liabilities and a $1.6 million increase in accounts payable, partially offset by a $8.6 million increase in accounts receivable. The increase in accounts receivable and corresponding increase in deferred revenue were attributable primarily to overall increases in the average length of our customer contracts. The increase in accounts payable was attributable primarily to the timing of our cash payments.

Investing Activities
Cash used in investing activities of $4.1 million for the year ended December 31, 2014 was due primarily to $8.6 million of capital expenditures partially offset by proceeds of $4.9 million from the sale of marketable securities. Our capital expenditures were associated primarily with leasehold improvements, building costs under our build-to-suit lease arrangement, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $9.4 million for the year ended December 31, 2013 was due primarily to $9.5 million of capital expenditures and $0.9 million for the purchase of marketable securities partially offset by proceeds of $1.2 million from the sale of marketable securities. Our capital expenditures were associated primarily with leasehold improvements, building costs under our build-to-suit lease arrangement, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
Financing Activities
Cash provided by financing activities of $93.2 million for the year ended December 31, 2014 was due primarily to $91.8 million in net proceeds from our initial public offering of Class A common stock in December 2014, $2.0 million in proceeds from a government grant awarded in December 2013, $5.0 million in proceeds from the issuance of a convertible note and $3.0 million in borrowings on our line of credit partially offset by $8.7 million in repayments on the line of credit and long-term debt and payments on capital lease and financing obligations.
Cash provided by financing activities of $10.4 million for the year ended December 31, 2013 was due primarily to proceeds of $7.2 million relating to our Series C preferred financing and $1.5 million in proceeds from the government for our training reimbursement program partially offset by $0.5 million in payments on long-term debt and capital lease and financing obligations.

Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2014, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Debt	$67	$67	$—	$—	$—
Operating lease obligations relating to office facilities	20,933	2,432	5,415	4,038	9,048
Capital lease obligations, including interest for technology and equipment	2,542	1,291	1,233	18	—
Financing obligations, including interest for building	45,598	2,541	5,362	5,362	32,333
Total contractual obligations	$69,140	$6,331	$12,010	$9,418	$41,381
We have entered into a lease agreement for land and an office building in Ames, Iowa, which was constructed in two phases. The lease term includes an initial 15-year term and three five-year extensions at our option because renewal was determined to be reasonably assured at the inception of the lease. As part of the lease agreement, the landlord was responsible for constructing the building in accordance with our specifications and agreed to fund $11.8 million for the first phase and $11.1 million for the second phase of construction. We were the developer of the project and responsible for construction costs in excess of these amounts. As a result of this involvement, we were required to capitalize the construction costs associated with the office building. The construction liability of $11.8 million was reclassified to a financing obligation and $17.1 million of costs capitalized during construction were placed in service during June 2013 for the first phase. Upon completion of the second phase of the project, the construction liability of $11.1 million was reclassified to a financing obligation, and $19.9 million of costs capitalized during construction were placed in service during 2014.
The lease contains purchase options to acquire the landlord’s interest in the land lease and building at any time beginning three years from June 2014 (the commencement date of the second phase of the lease). In addition, the lease requires us to purchase the building from the landlord upon certain events, such as a change in control. The purchase options were deemed to be fair value at the inception of the lease.
Off-Balance Sheet Arrangements
During the years ended December 31, 2014, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
We believe that of our significant accounting policies, which are described in Note 1 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.
Revenue Recognition
We commence revenue recognition for subscriptions to our cloud solutions and professional services when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	The service has been or is being provided to the customer;

•	Collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.
Collectability is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from the customer. If it is determined that the collection of a fee is not probable, the revenue is recognized at the time the collection becomes probable, which is generally upon the receipt of cash.
Subscription and Support Revenue
We recognize the aggregate minimum subscription and support fees ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our SaaS solutions has been granted to the customer, the fee for the subscription and support is fixed or determinable, and collection is reasonably assured.
Professional Services Revenue
Our professional services are not required for customers to utilize our solution. Our pricing for professional services has been predominantly on a fixed-fee basis, and we recognize revenue after the services have been performed. Document set up services are typically completed in less than two weeks. XBRL tagging services are offered for each filing document and revenue is recognized upon a successful submission to the SEC.
Our professional services revenue is higher in the first calendar quarter because many of our customers employ our professional services just before they file their Form 10-K. As of December 31, 2014, approximately 79% of our SEC customers report their financials on a calendar year basis.

Multiple Deliverable Arrangements
For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. For deliverables that have standalone value upon delivery, we account for each deliverable separately and recognize revenue for the respective deliverables as they are delivered.
Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our solutions to new customers without professional services. We have determined that we have established standalone value for the professional services related to document set up and XBRL tagging. This determination was made due primarily to the ability of the customer to complete these tasks without assistance and the sale of XBRL services separate from the initial subscription order. Because we established standalone value for our professional services, such service arrangements are being accounted for separately from subscription services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenue, if any.
We determine our best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also may consider several other data points in our evaluation, including the size of our arrangements, length of term, the cloud solutions sold, customer demographics and the numbers and types of users within our arrangements.
While changes in assumptions or judgments or changes to the elements of the arrangement could cause an increase or decrease in the amount of revenue that we report in a particular period, these changes have not historically been significant because our recurring revenue is primarily subscription and support revenue.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to our employees, non-employee directors, and other service providers based on the estimated fair value of the award on the grant date or reporting date, if required to be remeasured under the guidance. Prior to our corporate conversion, we utilized equity-based compensation in the form of restricted participation units, appreciation units and options to purchase common units. Subsequent to our corporate conversion, we utilize stock-based compensation in the form of restricted stock and options to purchase Class A common stock. The fair value of each stock option award, restricted participation units, appreciation units and options to purchase common units is determined at the date of grant by applying the Black-Scholes option pricing model. The fair value of each restricted stock award is based on the number of shares granted and the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The fair value of these awards is recognized as an expense, net of estimated forfeitures, on a straight line basis over the requisite service period.
All stock-based awards made since the date of our initial public offering have been for Class A common stock. All references to common stock in this “Stock-Based Compensation” section are to our Class A common stock and Class B common stock, as applicable.
Our option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock (for periods prior to our IPO), the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
These assumptions are estimated as follows:

•
Fair Value of Our Common Stock: Prior to our initial public offering in December 2014, because our stock was not publicly traded, we estimated the fair value of our common stock. Our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each award date. The factors included, but were not limited to: (i) contemporaneous third-party valuations of our common stock; (ii) the prices, rights, preferences and privileges of our preferred stock that was then outstanding relative to those of our common stock; (iii) the lack of marketability of our common stock; (iv) our actual operating and financial results; (v) current business conditions and projections; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or merger or acquisition, given prevailing market conditions. After the completion of our initial public offering, our common stock has been valued by reference to the closing price of our Class A common stock on the New York Stock Exchange.

•
Risk-Free Interest Rate: We base the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield available on U.S. Treasury STRIPS with remaining terms similar to the expected term on the options.

•
Expected Term: We estimate the expected term using the simplified method due to the lack of historical exercise activity for our company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award.

•
Volatility: Prior to our initial public offering in December 2014, there was no market for our common stock. Therefore, we estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life. We have continued to use this method subsequent to our IPO because of the limited trading history of our common stock.

•	Dividend yield: We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of our unvested restricted stock and options granted during each of the periods indicated below:

Year ended December 31,
	2014	2013	2012

Expected term (in years)	5.0 - 10.0	6.1 - 10.0	6.1 - 10.0
Risk-free interest rate	1.52% - 2.80%	1.00% - 2.89%	0.75% - 1.78%
Expected volatility	45.84% - 52.50%	51.09% - 53.84%	51.35% - 53.09%
Expected dividend yield	—%	—%	—%
As of December 31, 2014, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock option awards was approximately $18.0 million, which is expected to be recognized over a period of 3.23 years. At December 31, 2014, unrecognized compensation expense related to restricted stock totaled approximately $719,000, which is expected to be recognized over a weighted-average period of 0.96 years.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, Canadian dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, and British pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Realized foreign currency transaction losses are included in net loss and were $141,000, $108,000 and and $32,000 in the years ended December 31, 2014, 2013 and 2012, respectively.
Inflation Risk
Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers typically purchase services from us on a subscription basis over a period of time. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, an increase in the rate of inflation in the future may have an adverse effect on our levels of operating expenses as a percentage of revenue if we are unable to increase the prices for our subscription-based solutions to keep pace with these increased expenses.
Interest Rate Risk
As part of our build-to-suit lease arrangement, in addition to the base rent amount, we are responsible for the underlying mortgage held by the lessor, which is subject to a variable interest rate equal to the prime lending rate plus 1%. In addition, in August 2014, we entered into a $15.0 million credit facility. The credit facility is denominated in U.S. dollars and borrowings are subject to a variable interest rate equal to the prime lending rate plus 1.0%. A hypothetical 10% increase or decrease in interest rates after December 31, 2014 would not have a material impact on our results of operations, our cash flows or the fair values of our outstanding debt or financing obligations.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Workiva Inc.
We have audited the accompanying consolidated balance sheets of Workiva Inc. (Workiva) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and members’ deficit and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Workiva’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Workiva’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Workiva’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workiva Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
March 11, 2015

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	As of December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$101,131	$15,515
Marketable securities	—	2,436
Accounts receivable, net of allowance for doubtful accounts of $274 and $111 in 2014 and 2013, respectively	11,120	13,885
Deferred commissions	852	301
Other receivables	295	2,856
Prepaid expenses and other current assets	3,143	891
Total current assets	116,541	35,884

Restricted cash	401	179
Restricted marketable securities	—	2,368
Property and equipment, net	46,265	34,715
Intangible assets, net	549	167
Other assets	795	631
Total assets	$164,551	$73,944

LIABILITIES, STOCKHOLDERS’ EQUITY AND MEMBERS’ DEFICIT

Current liabilities
Accounts payable	$3,011	$3,993
Accrued expenses and other current liabilities	16,765	8,939
Deferred revenue	42,605	27,367
Deferred government grant obligation	2,324	100
Current portion of capital lease and financing obligations	1,941	723
Current portion of long-term debt	84	2,303
Total current liabilities	66,730	43,425

Deferred revenue	13,671	9,018
Deferred government grant obligation	3,424	5,552
Other long-term liabilities	2,069	335
Capital lease and financing obligations	22,747	12,511
Long-term debt	91	2,254
Construction liability	—	7,636
Total liabilities	108,732	80,731

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share amounts)

	As of December 31,
	2014	2013
Commitments and contingencies	—	—

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 27,213,791 shares issued and outstanding	27	—
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 12,426,947 shares issued and outstanding	12	—
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	189,168	—
Accumulated deficit	(133,535)	—
Accumulated other comprehensive income	147	—
Total stockholders’ equity	55,819	—

Members’ deficit
Series A preferred units, 21,050,000 units issued and outstanding	—	(10,602)
Series B preferred units, 15,665,525 units issued and outstanding	—	(6,910)
Series C preferred units, 10,486,387 units issued and outstanding	—	7,070
Common units, 18,954,806 units issued and outstanding	—	160
Appreciation and participation units, 21,679,094 units issued and outstanding	—	3,637
Accumulated other comprehensive loss	—	(142)
Total members’ deficit	—	(6,787)
Total liabilities, stockholders’ equity and members’ deficit	$164,551	$73,944
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue
Subscription and support	$91,317	$65,164	$34,702
Professional services	21,377	19,987	18,236
Total revenue	112,694	85,151	52,938
Cost of revenue
Subscription and support	21,182	15,129	9,262
Professional services	12,696	9,520	9,780
Total cost of revenue	33,878	24,649	19,042
Gross profit	78,816	60,502	33,896
Operating expenses
Research and development	44,145	34,116	18,385
Sales and marketing	53,498	41,067	27,537
General and administrative	19,783	14,601	16,177
Total operating expenses	117,426	89,784	62,099
Loss from operations	(38,610)	(29,282)	(28,203)
Interest expense	(2,044)	(366)	(1,521)
Other income and (expense), net	(468)	104	(861)
Loss before provision for income taxes	(41,122)	(29,544)	(30,585)
Provision for income taxes	32	—	—
Net loss	$(41,154)	$(29,544)	$(30,585)
Net loss per common share:
Basic and diluted	$(1.28)	$(0.94)	$(1.16)
Weighted average common shares outstanding - basic and diluted	32,156,060	31,376,603	26,390,099
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(41,154)	$(29,544)	$(30,585)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	93	56	(2)

Unrealized gain (loss) on available-for-sale securities	60	(156)	(40)
Reclassification of realized net losses on available-for-sale securities to net loss	136	—	—
Available-for-sale securities	196	(156)	(40)

Other comprehensive (loss) income, net of tax	289	(100)	(42)
Comprehensive loss	$(40,865)	$(29,644)	$(30,627)
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (in thousands)

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units		Common Units		Appreciation and Participation Units		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Members’ Equity (Deficit) / Stock-holders' Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balances at December 31, 2011	21,050	$(6,431)	15,665	$(3,848)	—	$—	18,600	$(533)	12,735	$483	—	$—	$—	$—	$—	$(10,329)
Issuance of Series C preferred units, net of issuance costs	—	—	—	—	6,047	29,919	—	—	—	—	—	—	—	—	—	29,919
Conversion of debt to Series C preferred units	—	—	—	—	3,006	14,984	—	—	—	—	—	—	—	—	—	14,984
Issuance of units in connection with vesting of restricted appreciation and participation units	—	—	—	—	—	—	—	—	7,749	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	1,198	—	6,931	—	—	—	—	—	8,129
Exercise of common unit options	—	—	—	—	—	—	92	71	—	—	—	—	—	—		71
Net loss	—	(4,112)	—	(3,060)	—	(15,690)	—	(3,722)	—	(4,001)	—	—	—	—	—	(30,585)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(42)	—	(42)
Balances at December 31, 2012	21,050	$(10,543)	15,665	$(6,908)	9,053	$29,213	18,692	$(2,986)	20,484	$3,413	—	$—	$—	$(42)	$—	$12,147

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (continued) (in thousands)

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units		Common Units		Appreciation and Participation Units		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Members’ Equity (Deficit) / Stock-holders' Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Issuance of Series C preferred units, net of issuance costs	—	—	—	—	1,433	7,145	—	—	—	—	—	—		—	—	7,145
Issuance of units in connection with vesting of restricted appreciation and participation units	—	—	—	—	—	—	—	—	1,195	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	3,146	—	224	—	—	—	—	—	3,370
Exercise of common unit options	—	—	—	—	—	—	262	256	—	—	—	—	—	—	—	256
Distribution to members	—	(59)	—	(2)	—	—	—	—		—	—	—	—	—		(61)
Net loss	—	—	—	—	—	(29,288)	—	(256)	—	—	—	—	—	—	—	(29,544)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(100)	—	(100)
Balances at December 31, 2013	21,050	$(10,602)	15,665	$(6,910)	10,486	$7,070	18,954	$160	21,679	$3,637	—	$—	$—	$(142)	$—	$(6,787)

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (continued) (in thousands)

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units		Common Units		Appreciation and Participation Units		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Members’ Equity (Deficit) / Stock-holders' Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Issuance of units in connection with vesting of restricted appreciation and participation units	—	—	—	—	—	—	—	—	303	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	6,915	—	—	—		—	—	—	6,915
Exercise of common unit options	—	—	—	—	—	—	364	566	—	—	—	—	—	—	—	566
Distribution to members	—	(149)	—	(111)	—	(74)	—	(136)	—	(155)	—	—	—	—	—	(625)
Net loss prior to corporate conversion	—	(6,567)	—	(4,887)	—	(10,343)	—	(6,592)	—	(6,857)	—	—	—	—	—	(35,246)
Other comprehensive income prior to corporate conversion	—	—	—	—	—	—	—	—	—	—	—	—	—	272	—	272
Effect of corporate conversion on December 10, 2014	(21,050)	17,318	(15,665)	11,908	(10,486)	3,347	(19,318)	(913)	(21,982)	3,375	31,978	32	92,559	—	(127,626)	—
Proceeds from initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	7,200	7	90,420	—	—	90,427
Conversion of debt to common stock	—	—	—	—	—	—	—	—	—	—	407	—	5,704	—	—	5,704
Stock-based compensation expense	—		—	—	—	—	—	—	—	—	—		470	—	—	470
Grant of restricted stock award	—					—	—	—	—	—	54	—	—	—		—

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (continued) (in thousands)

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units		Common Units		Appreciation and Participation Units		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Members’ Equity (Deficit) / Stock-holders' Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options		—		—	—	—	—		—	—	2	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,909)	(5,909)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	17	—	17
Balances at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	39,641	$39	$189,168	$147	$(133,535)	$55,819

See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(41,154)	$(29,544)	$(30,585)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,877	2,373	1,039
Equity-based compensation expense	7,385	3,370	8,129
Provision for (recovery of) doubtful accounts	123	(83)	183
Accretion of discount on convertible note	266	—	550
Paid-in-kind interest on convertible note	134	—	—
Change in fair value of derivative liability	193	—	(3,271)
Loss on early extinguishment of convertible note	111	—	4,206
Realized losses on sale of available-for-sale securities	136	—	—
Recognition of deferred government grant obligation	(99)	—	—
Changes in assets and liabilities:
Accounts receivable	2,602	(8,647)	1,014
Deferred commissions	(553)	244	(43)
Other receivables	155	(686)	(33)
Prepaid expenses and other	(2,251)	394	(1,017)
Other assets	(52)	(216)	(333)
Accounts payable	(1,530)	1,598	827
Deferred revenue	19,961	18,237	8,737
Accrued expenses and other liabilities	7,137	2,508	4,988
Change in restricted cash	54	—	(154)
Net cash used in operating activities	(3,505)	(10,452)	(5,763)

Cash flows from investing activities
Purchase of property and equipment	(8,566)	(9,503)	(5,685)
Purchase of marketable securities	—	(920)	(5,240)
Sale of marketable securities	4,864	1,160	—
Purchase of intangible assets	(394)	(169)	—
Net cash used in investing activities	(4,096)	(9,432)	(10,925)

Cash flows from financing activities
Proceeds from issuance of Series C preferred units	—	7,165	30,234
Payment of equity issuance costs	—	(20)	(315)
Proceeds from public offering, net of underwriters' discount and offering costs	91,769	—	—
Proceeds from issuance of convertible notes	5,000	—	2,455
Repayment of convertible debt	—	—	(25)
Proceeds from option exercises	580	256	71
Repayment of debt to related party	—	—	(1,000)
Changes in restricted cash	(275)	20	20
Repayment of other long-term debt	(2,365)	(181)	(158)
Principal payments on capital lease and financing obligations	(1,338)	(346)	—
Distributions to members	(279)	(61)	—
Proceeds from borrowings on line of credit	3,020	2,017	—
Proceeds from government for training reimbursement	194	1,520	357
Payments of issuance costs on line of credit	(113)	—	—
Repayment of line of credit	(5,038)	—	—
Government loan award	2,000	—	—
Net cash provided by financing activities	93,155	10,370	31,639
Effect of foreign exchange rates on cash	62	50	(1)

Net increase (decrease) in cash and cash equivalents	85,616	(9,464)	14,950
Cash and cash equivalents at beginning of year	15,515	24,979	10,029
Cash and cash equivalents at end of year	$101,131	$15,515	$24,979

Supplemental cash flow disclosure
Cash paid for interest	$1,678	$488	$74

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through notes payable	$—	$—	$85
Fixed assets acquired through financing obligations	$4,779	$10,278	$8,933
Fixed assets acquired through capital lease arrangements	$1,677	$1,749	$—
Government loan awarded but not yet received	$—	$2,000	$—
Derivative liability reclassified upon settlement of convertible notes	$1,392	$—	$1,484
Conversion of convertible notes and accrued interest into Class A common stock and Series C preferred units in 2014 and 2012, respectively	$4,312	$—	$13,500
Accrued distributions to members	$346	$—	$—
Initial public offering cost accruals	$1,342	$—	$—
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
WebFilings LLC was formed in California in August 2008. In the third quarter of 2014, we changed our name to Workiva LLC and converted from a California limited liability company to a Delaware limited liability company. In December 2014, we converted from a Delaware limited liability company to a Delaware corporation and changed our name to Workiva Inc. We created Wdesk, a cloud-based platform for enterprises to collect, manage, report and analyze data in real time. Our secure software platform, Wdesk, allows users to integrate and control all of their business data, regardless of format or location, with innovative live-linking technology. We offer our customers solutions for compliance, risk, sustainability, management reporting, data collection, and enterprise risk management that are delivered through our Wdesk platform. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe and Canada.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Workiva Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, members’ equity, cash flows or net loss. We are separately presenting amounts as a deferred government grant obligation at December 31, 2014 on the consolidated balance sheet and have reclassified the corresponding amount in the prior year.
Initial Public Offering
In December 2014, we completed our initial public offering (IPO) and sold 7,200,000 shares of Class A common stock at a public offering price of $14.00 per share. We received net proceeds of $90.4 million after deducting underwriting discounts and commissions of $7.1 million and other offering expenses of $3.3 million.
Corporate Conversion
On December 10, 2014, prior to the issuance of any of our shares of Class A common stock in our IPO, we converted from a Delaware limited liability company to a Delaware corporation. In conjunction with the corporate conversion, all of our outstanding Series A, B and C preferred units, common units, capped common units, appreciation units, participation units, and options to purchase common units were automatically converted into shares of our common stock or options to purchase common stock. The ratio at which each class of outstanding equity units and options was converted into shares of our common stock or options was determined using a formula based on the midpoint of the price range of our Class A common stock set forth on the cover of the last preliminary prospectus prior to the completion of the corporate conversion. The conversion rates are set forth below:

Rate of conversion
Preferred units - Series A	0.396
Preferred units - Series B	0.453
Preferred units - Series C	0.396
Common units	0.396
Capped common units ($.20 cap)	0.014
Capped common units ($1.00 cap)	0.071
Capped common units ($4.00 cap)	0.286
Appreciation units ($.20 threshold price)	0.382
Appreciation units ($.30 threshold price)	0.375
Appreciation units ($3.36 threshold price)	0.156
Participation units ($1.00 threshold price)	0.325
Participation units ($4.00 threshold price)	0.111
All of our outstanding Series A, B and C preferred units, common units, capped common units, appreciation units, participation units, and options to purchase common units for all periods presented have been adjusted retroactively to reflect the conversion to a corporation for purposes of calculating basic and diluted net loss per common share and our stock-based compensation disclosures.
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency, including intercompany foreign currency transactions that are not of a long-term investment nature, are included within “Other income and (expense), net” on the consolidated statements of operations. We recorded $141,000, $108,000 and $32,000 of transaction losses during the years ended December 31, 2014, 2013 and 2012, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the determination of the relative selling prices of our services, self-insurance reserves for claims incurred but not yet reported, collectability of accounts receivable, useful lives of intangible assets and property and equipment, income taxes and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. We invest our excess cash primarily in highly liquid certificates of deposit, money market funds and marketable securities. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.
Marketable Securities
We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our investments as available-for-sale. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income (loss)” on the consolidated balance sheets until realized. Dividend income is reported within “Other income and expense, net” on the consolidated statements of operations. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in “Other income and (expense), net” in the consolidated statements of operations.
Fair Value of Financial Instruments
Our financial assets, which include cash equivalents and marketable securities, are measured and recorded at fair value on a recurring basis. Our other current financial assets and our other current financial liabilities have fair values that approximate their carrying value due to their short-term maturities.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. To date, we have not experienced any losses on our cash and cash equivalents. We perform periodic evaluations of the relative credit standing of the financial institutions.
Our accounts receivable are derived primarily from customers located in North America. We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2014 or 2013.
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under capital leases or financing arrangements over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense totaled $3.9 million, $2.4 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, and included $1.9 million and $607,000 of amortization of assets recorded under capital leases during the years ended December 31, 2014 and 2013, respectively. There were no assets under capital leases in 2012.
Revenue Recognition
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. Our subscription contracts do not provide customers with the right to take possession of the software supporting the applications and, as a result, are accounted for as service contracts.
We commence revenue recognition for subscriptions to our cloud applications and professional services when all of the following criteria are met:

•	There is persuasive evidence of an arrangement;

•	The service has been or is being provided to the customer;

•	Collection of the fees is reasonably assured; and

•	The amount of fees to be paid by the customer is fixed or determinable.
Collectability is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from the customer. If it is determined that the collection of a fee is not probable, the revenue is recognized at the time the collection becomes probable, which is generally upon the receipt of cash.
Revenue is reported net of sales and other taxes collected from customers to be remitted to government authorities.
Subscription and Support Revenue
We recognize the aggregate minimum subscription and support fees ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our SaaS solutions has been granted to the customer, the fee for the subscription and support is fixed or determinable, and collection is reasonably assured.
Professional Services Revenue
Our professional services relate primarily to document set up and XBRL tagging. When requested by our new or existing customers, we will set up their documents by importing a prior version and formating the document using best practice methods in our solution. Our XBRL tagging services include applying XBRL tagging to a customer filing document using Wdesk XBRL tools, reviewing existing tags for correctness, identifying any necessary revisions to be consistent with newly provided requirements or guidance from the SEC or FASB, as well as rolling forward XBRL tags from a prior filing to a current filing document.
Our professional services are not required for customers to utilize our solution. Our pricing for professional services has been predominantly on a fixed-fee basis, and we recognize revenue after the services have been performed. Document set up services are typically completed in less than two weeks. XBRL tagging services are offered for each filing document and revenue is recognized upon a successful submission to the SEC.

Multiple Deliverable Arrangements
For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. For deliverables that have standalone value upon delivery, we account for each deliverable separately and recognize revenue for the respective deliverables as they are delivered.
Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. In the years ended December 31, 2014, 2013 and 2012, we determined that we had established standalone value for the professional services related to document set up and XBRL tagging. This determination was made due primarily to the ability of the customer to complete these tasks without assistance and the sale of XBRL services separate from the initial subscription order. Because we established standalone value for our professional services in the years ended December 31, 2014, 2013 and 2012, such service arrangements are being accounted for separately from subscription services.
When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our best estimate of selling price. The amount of arrangement fee allocated is limited by contingent revenue, if any.
We determine our best estimate of selling price for our deliverables based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors. We evaluate our best estimate of selling price by reviewing historical data related to sales of our deliverables, including comparing the percentages of our contract prices to our list prices. We also may consider several other data points in our evaluation, including the size of our arrangements, length of term, the cloud applications sold, customer demographics and the numbers and types of users within our arrangements.
Deferred Revenue
We typically invoice our customers for subscription fees in advance on a quarterly, annual, two- or three-year basis, with payment due at the start of the subscription term. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met. Deferred revenue also includes certain deferred professional service fees that are recognized upon completion of the service. The portion of deferred revenue that we anticipate will be recognized after the succeeding twelve-month period is recorded as non-current deferred revenue, and the remaining portion is recorded as current deferred revenue.

Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with the professional services and customer success teams and training personnel, including salaries, benefits, bonuses, and equity-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and equity-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs, and facility costs. We amortize sales commissions that are directly attributable to a contract over the lesser of 12 months or the non-cancelable term of the customer contract based on the terms of our commission arrangements.
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $1.8 million, $454,000 and $464,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, and equity-based compensation, costs of server usage by our developers, information technology costs, and facility costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related costs for our executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, and equity-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.
Leases
We categorize leases at their inception as either operating or capital leases and may receive renewal or expansion options, rent holidays, and leasehold improvement and other incentives on certain lease agreements. We recognize lease costs on a straight-line basis, taking into account adjustments for free or escalating rental payments, renewals at our option that are reasonably assured and deferred payment terms. Additionally, lease incentives are accounted for as a reduction of lease costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the shorter of their useful life or the term of the lease.
Government Grants
Government grants received are recorded as a liability on the balance sheet until all contingencies are resolved and the grant is determined to be realized.

Intangible Assets
We account for intangible assets under Accounting Standards Codification (ASC) 350, Goodwill and Other Intangibles—30 General Intangibles Other than Goodwill. Intangible assets consist of legal fees incurred for patents and are recorded at cost and amortized over the useful lives of the assets of ten years, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized.
Accumulated amortization of patents as of December 31, 2014 and 2013 was approximately $14,800 and $2,000, respectively. Future amortization expense for legally approved patents is estimated at $25,000 per year through 2019 and approximately $108,000 thereafter.
Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment and software and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compared the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock, unvested stock and the issuance of restricted stock to employees, service providers and board members, using a fair-value based method. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We use the Black-Scholes option-pricing model to determine the fair values of stock option awards and also used the Black-Scholes option-pricing model for appreciation units and participation units granted prior to our corporate conversion. For restricted stock awards, fair value is based on the closing price of our common stock on the grant date.
Income Taxes
We record current income taxes based on our estimates of current taxable income and provide for deferred income taxes to reflect estimated future income tax payments and receipts. We are subject to U.S. federal income taxes as well as state taxes. In addition, we are subject to taxes in the foreign jurisdictions where we operate.
Prior to our corporate conversion in December 2014, we were a Delaware limited liability company that passed through income and losses to our members for U.S. federal and state income tax purposes. As a result, we were not subject to any U.S. federal or state income taxes as our taxable income was reported by our individual members.
Effective upon our corporate conversion, we account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment rate.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and established an allowance for potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable deemed uncollectible are charged against the allowance once collection efforts have been exhausted.
Subsequent events
We have evaluated subsequent events through the date the financial statements were issued and filed with the U.S. Securities and Exchange Commission ("SEC"). There were no subsequent events that required recognition or disclosure.
New Accounting Pronouncements
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. We are currently evaluating the impact of the provisions of ASC 606.

2. Revision of Prior Period Financial Statements
We have identified and corrected an error in our prior period financial statements for reimbursements received pursuant to government job training programs. We receive reimbursement from the programs after we have incurred the training expenses for employees and submitted requests for reimbursement. The programs are funded primarily through the diversion of employee withholding taxes otherwise payable to the state. If we do not maintain sufficient employment levels to generate the employee withholding taxes necessary to fully fund the programs, we would be required to fund the shortfall directly. The reimbursement benefit was originally recorded as an offset to the related training expenses incurred at the time the reimbursements were approved, as we believe the probability that we will need to fund the contingent obligation directly is remote. However, consistent with our treatment of other government grants, we have now concluded that the recognition of the benefit of these reimbursements should be deferred in accordance with ASC 450-30, Gain Contingencies (“ASC 450”), and recorded in other income as the amount of our remaining contingent funding obligation is reduced.
We evaluated the effects of this error and concluded it was immaterial to any of our previously issued annual financial statements. However, the cumulative error would be material in the year ended December 31, 2014 if the entire correction was recorded in 2014, and would have impacted comparisons to prior periods. Accordingly, we have revised our consolidated financial statements as of and for the years ended December 31, 2013 and 2012.
The following table summarizes the changes to each of the line items on the consolidated financial statements as a result of the revision described above (in thousands):
Revised consolidated balance sheet amounts

	As of December 31, 2013
	Previously reported	Current period adjustment	Adjusted balance

	(in thousands)
Deferred government grant obligation	$—	$100	$100
Total current liabilities	43,325	100	43,425
Deferred government grant obligation	2,259	3,293	5,552
Total liabilities	77,338	3,393	80,731
Series A preferred units	(9,711)	(891)	(10,602)
Series B preferred units	(6,485)	(425)	(6,910)
Series C preferred units	8,590	(1,520)	7,070
Common units	482	(322)	160
Appreciation and participation units	3,872	(235)	3,637
Total members' equity (deficit)	(3,394)	(3,393)	(6,787)

Revised consolidated statements of operations amounts

	Year ended December 31, 2013			Year ended December 31, 2012
	Previously reported	Adjustment	As revised	Previously reported	Adjustment	As revised

	(in thousands)
Revenue
Subscription and support	$65,164	$—	$65,164	$34,702	$—	$34,702
Professional services	19,987	—	19,987	18,236	—	18,236
Total revenue	85,151	—	85,151	52,938	—	52,938
Cost of revenue
Subscription and support	14,881	248	15,129	9,222	40	9,262
Professional services	9,406	114	9,520	9,777	3	9,780
Total cost of revenue	24,287	362	24,649	18,999	43	19,042
Gross profit	60,864	(362)	60,502	33,939	(43)	33,896
Operating expenses
Research and development	33,400	716	34,116	18,342	43	18,385
Sales and marketing	40,824	243	41,067	27,506	31	27,537
General and administrative	14,402	199	14,601	16,146	31	16,177
Total operating expenses	88,626	1,158	89,784	61,994	105	62,099
Loss from operations	(27,762)	(1,520)	(29,282)	(28,055)	(148)	(28,203)
Interest expense	(366)	—	(366)	(1,521)	—	(1,521)
Other income and (expense), net	104	—	104	(861)	—	(861)
Loss before provision for income taxes	(28,024)	(1,520)	(29,544)	(30,437)	(148)	(30,585)
Provision for income taxes	—	—	—	—	—	—
Net loss	$(28,024)	$(1,520)	$(29,544)	$(30,437)	$(148)	$(30,585)
Revised consolidated statements of cash flow amounts

	Year ended December 31, 2013			Year ended December 31, 2012
	Previously reported	Adjustment	As revised	Previously reported	Adjustment	As revised

	(in thousands)
Net loss	$(28,024)	$(1,520)	$(29,544)	$(30,437)	$(148)	$(30,585)
Other receivables	(686)	—	(686)	176	(209)	(33)
Net cash used in operating activities	(8,932)	(1,520)	(10,452)	(5,406)	(357)	(5,763)
Proceeds from government for training reimbursement	—	1,520	1,520	—	357	357
Net cash provided by financing activities	8,850	1,520	10,370	31,282	357	31,639

3. Marketable Securities
At December 31, 2014, we reported money market funds with an amortized cost and aggregate fair value of $97.1 million in cash and cash equivalents.
At December 31, 2013, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Domestic debt mutual funds	$5,000	$—	$(196)	$4,804
Money market funds	13,923	—	—	13,923
	$18,923	$—	$(196)	$18,727
Included in cash and cash equivalents	$13,923	$—	$—	$13,923
Included in marketable securities	$5,000	$—	$(196)	$4,804
As of December 31, 2014, we did not have any marketable securities in an unrealized loss position. The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2013
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Domestic debt mutual funds	$—	$—	$4,804	$(196)
Total	$—	$—	$4,804	$(196)
We did not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence at December 31, 2013. In April 2014, management made a decision to change our investment strategy, and we sold our domestic debt mutual funds, resulting in a realized loss of $136,000 reported in other income and (expense), net during the year ended December 31, 2014.
4. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Other Receivables
Other receivables as of December 31, 2014 and 2013 consisted of (in thousands):

	As of December 31,
	2014	2013
Government loan award (Note 7)	$—	$2,000
Other receivables	295	856
	$295	$2,856

Restricted Cash
We had $101,000 and $154,000 of restricted cash associated with an irrevocable letter of credit in place as collateral for a lease on a building at December 31, 2014 and 2013, respectively. As of December 31, 2014, we also had $300,000 of restricted cash serving as collateral for an irrevocable letter of credit with Morgan Stanley (see Note 7). In addition, at December 31, 2013, we had $25,000 of restricted cash associated with an irrevocable letter of credit in place as collateral for a loan from the Iowa Economic Development Authority (IEDA).
Property and Equipment, net
Property and equipment, net as of December 31, 2014 and 2013 consisted of (in thousands):

	As of December 31,
	2014	2013
Buildings	$37,380	$17,056
Computers, equipment and software	6,773	4,934
Furniture and fixtures	7,024	4,470
Vehicles	148	97
Leasehold improvements	1,105	523
Construction in process	1,520	11,676
	53,950	38,756
Less: accumulated depreciation and amortization	(7,685)	(4,041)
	$46,265	$34,715
The following assets included in property and equipment, net were acquired under capital and financing leases (see Note 6) (in thousands):

	As of December 31,
	2014	2013
Buildings	$37,380	$17,056
Computers and equipment	3,034	1,356
Furniture and fixtures	392	392
	40,806	18,804
Less: accumulated amortization	(2,477)	(607)
	$38,329	$18,197

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2014 and 2013 consisted of (in thousands):

	As of December 31,
	2014	2013
Accrued vacation	$2,949	$2,175
Accrued commissions	1,649	1,118
Accrued bonuses	6,336	3,101
Self-insurance reserves	800	692
Accrued other liabilities	5,031	1,853
	$16,765	$8,939
Other Income and (Expense), net
Other income and (expense), net for the years ended December 31, 2014, 2013 and 2012 consisted of (in thousands):

	For the year ended December 31,
	2014	2013	2012
Interest income	$73	$220	$98
Change in fair value of derivative	(193)	—	3,271
Loss on early extinguishment of convertible note	(111)	—	(4,206)
Other	(237)	(116)	(24)
	$(468)	$104	$(861)
5. Fair Value Measurements
We determine the fair values of our financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:
Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3 - Inputs are unobservable inputs based on our assumptions.
The following tables present financial assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2014 using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
Description	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$97,085	$97,085	$—	$—
Total assets measured at fair value	$97,085	$97,085	$—	$—

		Fair Value Measurements at December 31, 2013 using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
Description	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$13,923	$13,923	$—	$—
Marketable securities
Domestic debt mutual funds	4,804	4,804	—	—
Total assets measured at fair value	$18,727	$18,727	$—	$—

During 2014, there was an embedded derivative liability associated with a convertible note that was issued in July 2014 (see Note 7). To derive the fair value of the embedded derivative, we estimated the fair value of the convertible note “with” and “without” the embedded derivative using a discounted cash-flow approach. The difference between the “with” and “without” note prices was determined to be the fair value of the embedded derivative at inception. Key inputs for this valuation model were the stated interest rate of the convertible note, our assumed cost of debt, assessment of the likelihood of conversion, timing and the stated value of the discount upon conversion of the notes into our equity. The derivative liability was re-measured at fair value each reporting period through December 16, 2014 when the note was settled in shares of our Class A common stock. Changes in the fair value measurement of the embedded derivative were reported in “Other income and expense, net” on the consolidated statement of operations.
We classified the derivative liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The following table represents a rollforward of the fair value of Level 3 instruments (significant unobservable inputs):

	As of December 31,
	2014	2013
Liabilities
Balance at beginning of period	$—	$—
Convertible notes - embedded derivative	1,199	—
Change in fair value of derivative	193	—
Share settlement of convertible debt	(1,392)	—
Balance at end of period	$—	$—
Other Fair Value Measurements
At December 31, 2014, the fair value of our debt obligations approximated the carrying amount of $0.2 million. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have generally classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.
6. Commitments and Contingencies
Lease Commitments
We lease certain office and residential space under non-cancelable operating leases with various lease terms through June 2043. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $2.5 million and $1.2 million, respectively.
We lease computer equipment and furniture from various parties under capital lease agreements that expire through March 2018. The total amount financed under these capital leases was $1.7 million and $1.7 million during the years ended December 31, 2014 and 2013, respectively.
Build to Suit
We entered into a lease agreement for land and an office building in Ames, Iowa, which was constructed in two phases. As part of the lease agreement, the landlord was responsible for constructing the building in accordance with our specifications and agreed to fund $11.8 million for the first phase and $11.1 million for the second phase of construction. We were the developer of the project and responsible for construction costs in excess of these amounts. As a result of this involvement, we were deemed the “owner” for accounting purposes during the construction period and were required to capitalize the construction costs associated with the office building. Upon completion of each phase of the project, we performed a sale-leaseback analysis pursuant to ASC 840, Leases, to determine if the building could be removed from the balance sheet. We determined there was continuing involvement, which precluded derecognition of the building. The construction liability of $11.8 million was reclassified to a financing obligation, and $17.1 million of costs capitalized during construction was placed in service during June 2013 for the initial phase. Upon completion of the second phase of the project, the construction liability of $11.1 million was reclassified to a financing obligation, and $19.9 million of costs capitalized during construction was placed in service during 2014.
Total cash payments due under the arrangement were allocated on a relative fair value basis between rent related to the land lease and debt service payments related to the financing obligation. The portion of the lease payments allocated to the land is expensed straight-line over the term of the lease from the point we took possession of the land and including renewal periods where renewal was deemed reasonably assured at the inception of the lease. The lease contains purchase options to acquire the landlord’s interest in the land lease and building at any time beginning three years from the commencement date of the lease. In addition, the lease requires us upon certain events, such as a change in control, to purchase the building from the landlord. The purchase options were deemed to be fair value at the inception of the lease.
As of December 31, 2014, future estimated minimum lease payments under non-cancelable operating, capital and financing leases were as follows (in thousands):

	Operating Leases	Capital Leases	Financing Obligations
2015	$2,432	$1,291	$2,541
2016	2,714	900	2,681
2017	2,701	333	2,681
2018	2,446	18	2,681
2019	1,592	—	2,681
Thereafter	9,048	—	32,333
Total minimum lease payments	$20,933	2,542	45,598
Less: Amount representing interest		214	23,238
Present value of capital lease and financing obligations		$2,328	$22,360
Government Grants
Since 2009, we have participated in a program with a local area community college, enlisted by the state of Iowa, that provides reimbursement of training dollars spent on employees hired in Iowa. The community college funds training through the sale of certificates for the amount of anticipated training expenses to be incurred and an estimate of the costs to administer the program. At each payroll date, the state allows us to divert a specified portion of employee state income tax withholdings for the qualified employees to the community college. The community college uses the funds to pay for the program and principal and interest on the certificates. In the event that the funds generated from withholding taxes are insufficient to pay the principal and interest on the certificates, we would be liable for any shortfall. To date, we have entered into three agreements under this program and have been reimbursed for training costs incurred for a total of 378 employees.

During the years ended December 31, 2014, 2013 and 2012, we were reimbursed $194,000, $1.5 million and $357,000, respectively. We have concluded that the realization of these amounts is contingent on continuing employment levels. Therefore, in accordance with ASC 450, the amounts received are recorded on the balance sheet as a liability until all contingencies have been resolved. We release the liability to “Other income and (expense), net” on our statement of operations once the amounts diverted and paid to the community college have reduced the total principal and interest due on the certificates to a level below the amounts reimbursed to date. The amount recognized in other income is measured as the excess of the reimbursements received as of each balance sheet date over the total principal and interest due on the certificates, net of amounts diverted. To the extent we have not diverted amounts sufficient to reduce the principal and interest on the certificates to a level below the reimbursements received for each of the programs, there is no benefit recorded in the statement of operations.
During the year ended December 31, 2014, the total benefit recorded on the statement of operations was $99,000. There was no benefit recorded in 2013 and 2012. At December 31, 2014 and 2013, there was $3.5 million and $3.4 million included in “Deferred government grant obligation” on the consolidated balance sheet, respectively. The deferred liability is classified as current or non-current based on the estimated timing of when the amounts will be recorded as income. At December 31, 2014 and 2013, there was $697,000 and $100,000 classified as a current liability, respectively.
On February 1, 2011, we received financing from IDED that provides for a grant in the form of a forgivable loan of $2.3 million. The note matures in five years, and in the event of default, bears interest at 6%. Under the terms of the loan, we must complete and maintain the project performance obligation, including the creation of 251 qualified jobs by December 16, 2013, and the retention of six previously created qualified jobs through December 16, 2015. The Company and IDED also agreed to a $31.6 million development plan that was required to be invested by December 16, 2013. The job creation obligation was met and the $31.6 million development plan was complete as of December 16, 2013. The jobs must be maintained through December 16, 2015. In the event that such condition is not met, we must repay $8,799 per job not maintained. The financing is secured by a letter of credit issued pursuant to our credit facility with Silicon Valley Bank. As the project plan was completed in 2013, which included the creation of 251 qualified jobs, and any failure to maintain these qualified jobs during the maintenance period would not give rise to a requirement to accrue or repay interest on the loan, interest expense of $260,000 that had been previously accrued was offset against “Interest expense” on the consolidated statement of operations.
At December 31, 2014 and 2013, there was $2.3 million related to the forgivable loan included in “Deferred government grant obligation” on the consolidated balance sheet. The deferred liability is classified as current or non-current based on the estimated timing of when the amount will be recognized as income. At December 31, 2014, there was $1,627,000 classified as a current liability because we expect to meet the job maintenance requirement ending in December 2015. The $632,000 presented as a non-current liability at December 31, 2014 is the amount we anticipate offsetting against the carrying value of our property and equipment. The amount is based on an allocation of the funds received to all the components of the project, a portion of which was to incur certain capital expenditures as part of the $31.6 million project plan.
Litigation
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending legal proceedings to which we are a party will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

7. Debt
Convertible Notes
In December 2011, we issued convertible promissory notes (the 2011 Notes) totaling $10.1 million and bearing interest at 7% per annum. We received net proceeds of $10.1 million after deducting issuance costs of $38,000. The notes were due December 2016 and could be extended at our option for an additional two years. If equity interests of greater than $12.0 million were sold to new investors, the 2011 Notes and accrued unpaid interest were, for 30 days, convertible at the option of the holder into the same type of membership interests as the equity financing at 90% of the price per unit of the equity financing.
In March 2012, we issued convertible promissory notes (the 2012 Notes) totaling $2.5 million with substantially the same terms as the 2011 Notes. We received net proceeds of $2.5 million after deducting issuance costs of $10,000.
We concluded that our ability to extend the term and the right of the holder to convert the 2011 and 2012 Notes into another security at the discounted price qualified as features that should be bifurcated as a compound embedded derivative. The fair values of the derivatives at issuance of the 2011 and 2012 Notes were $3.8 million and $922,000, respectively. The impact of the change in fair value of the derivatives of $3.3 million for 2012 was reported in “Other income and (expense), net” on the consolidated statement of operations.
We recorded interest expense of $762,000 during the year ended December 31, 2012 related to the 2011 and 2012 Notes.
During 2012, in conjunction with the issuance of Series C preferred units, we settled the $13.5 million of outstanding principal and interest with 3,006,442 Series C preferred units resulting in a loss of $4.2 million, which is reported in “Other income and (expense), net” on the consolidated statement of operations.
In July 2014, we issued a subordinated promissory note (the 2014 Note) totaling $5.0 million with a 7% coupon rate and maturing January 31, 2016. The note contained an option to convert outstanding principal and paid-in-kind interest into our Class A common stock upon successful completion of an initial public offering at a 10% discount to the offering price.
We evaluated the convertible debt instrument under ASC 480, Distinguishing Liabilities from Equity and concluded it would be accounted for as a liability. We concluded the holder’s redemption rights upon a new equity financing or change of control event and the holder’s options to either convert the note into shares in the event of an initial public offering or to continue receiving simple interest at a 10% paid-in-kind coupon rate were embedded features of the note that were required to be bifurcated and accounted for as a compound derivative in accordance with ASC 815-15, Derivatives and Hedging. We recorded $1.2 million as the fair value of the embedded derivative liability upon issuance of the convertible note as of July 31, 2014, with a corresponding amount recorded as a debt discount. The discount was being accreted to interest expense over the term of the note.
On December 16, 2014, in conjunction with the close of our initial public offering, the holder elected to exercise the option to convert the 2014 Note. We settled the $5.1 million of outstanding principal and interest with 407,480 shares of our Class A common stock at a price of $12.60 per share, which represents 90% of the initial public offering price of our Class A common stock. This settlement resulted in a loss of $111,000, which is reported in “Other income and (expense), net” on the consolidated statement of operations. The change in fair value of the derivative resulted in expense of $193,000 through conversion and is reported in “Other income and (expense), net” on the consolidated statement of operations. We recorded $400,000 of interest related to the convertible note through conversion. These shares are subject to a lock-up agreement for 180 days after the consummation of our IPO.
Other Long-Term Debt
On August 31, 2009, we received financing from the Iowa Department of Economic Development (IDED) that provides for a loan of $100,000, accruing interest at 5%, due in monthly installments maturing on August 31, 2014. The loan was paid in full during the year ended December 31, 2014.
In addition, we received a loan of $150,000 from IDED on August 31, 2009. We are required to pay the lesser of 2% of prior year total gross revenue or $25,000 per year until $225,000 has been remitted. We expect to pay $25,000 in 2015, and therefore, the principal portion of $17,000 and $91,000 have been reflected in the current and long-term portion of debt on our balance sheet, respectively. Interest will be accreted over the estimated period of repayment. Under the terms of both IDED notes, we were required to create 20 jobs in Iowa by May 2012 and maintain them through May 2014, which we did. In the event such conditions were not met, $150,000 of the loan amount would have been immediately due and payable. We recorded interest expense of $6,800, $11,000 and $11,000 for the years ended December 31, 2014, 2013 and 2012, respectively, related to such 2009 debt agreements.
On February 15, 2010, we received financing from IDED that provides for a forgivable grant of $150,000. The grant is forgivable after 10 years unless any of the following events occur: we complete an initial public offering, our operations and development center move out of Iowa, or we sell 51% or more of our assets or the company. We recorded interest expense of $9,000, $11,000 and $9,000 for the years ended December 31, 2014, 2013 and 2012, respectively, related to such debt agreement. In connection with our initial public offering in December 2014, the grant became due and payable including accrued interest at a rate of 6%. The outstanding principal and interest was paid in full during December 2014.
On April 30, 2010, we received a loan of $100,000 from the City of Ames accruing interest at 1.625% per annum, due in monthly installments. The loan was secured by furniture located in Ames, Iowa. The terms of the loan included a requirement to create 62 jobs by January 2015, which was met. We recorded interest expense of $300, $1,000 and $1,000 for the years ended December 31, 2014, 2013 and 2012, respectively, related to such debt agreements. This loan was paid in full during December 2014.
On May 20, 2010, we received a non-interest bearing loan of $500,000 from IDED, which is due in monthly installments from September 2010 through August 2015. Under the terms of the loan, we were required to create 62 jobs by January 2013 and maintain them through January 2015. In the event that such condition is not met, the remaining unpaid principal is immediately due and payable. We have met this requirement. The loan is secured by a personal guaranty from a founder and managing director.
On July 14, 2011, we obtained a $1.0 million line of credit with Bankers Trust. The line of credit has a variable interest rate of the bank’s prime lending rate plus 1.5%. We recorded interest expense of $0 for the years ended December 31, 2014, 2013 and 2012 related to such debt agreement. No amounts were outstanding as of December 31, 2013. The line of credit matured during 2014 and was not renewed.
During 2012, we entered into various vehicle financing arrangements totaling $85,000. The loans accrued interest at 8.35% per annum and were due in monthly installments maturing August 2015. We recorded interest expense of $3,200, $5,400 and $2,000 for the years ended December 31, 2014, 2013 and 2012, respectively related to such debt agreements. These debt agreements were paid in full during the year ended December 31, 2014.

On March 6, 2013, we obtained a line of credit with Morgan Stanley providing for maximum borrowings of $20.8 million. The availability on the line of credit is limited to the value of our cash and marketable securities held in the associated account at Morgan Stanley of $530,000 at December 31, 2014. As of December 31, 2014, the maximum amount available on the line of credit was $230,000, due to an irrevocable letter of credit to support our outstanding furniture lease in the amount of $300,000. The line of credit bears interest at a tiered variable rate, is collateralized by our cash and marketable securities and is payable on demand. The line’s interest rate as of December 31, 2014 was 2.25%, and we recorded interest expense of $16,000 and $27,000 for the years ended December 31, 2014 and 2013 related to such debt agreement.
In October 2013, we received a grant from the Iowa Economic Development Authority (IEDA) in the form of forgivable loans up to $2.5 million and non-interest bearing loans up to $2.5 million available to us based on qualified job growth. On December 20, 2013, the initial disbursement was awarded consisting of $2.0 million in non-interest bearing and forgivable loans. This disbursement was not received by us until after year end and was recorded in “Other receivables” on the consolidated balance sheet as of December 31, 2013. In connection with our initial public offering, the outstanding balance of the loans became due and payable and were repaid in full during December 2014.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank, which was subsequently amended. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. Amounts borrowed under the credit facility in 2014 accrued interest at a variable interest rate of prime plus 1.0%, with interest payable monthly and the principal balance due at maturity. In connection with the credit facility, at December 31, 2014 the following letters of credit issued by the bank were outstanding: (i) in the amount of $2.3 million as security against a February 2011 forgivable loan, with fulfilled job growth requirements, that will continue in a maintenance period through December 2015; and (ii) in the amount of $2.0 million as security against the December 2013 IEDA non-interest bearing loan and forgivable loan. These letters of credit do not reduce availability under the credit facility. We recorded interest expense of $28,000 for the year ended December 31, 2014 related to such debt agreement. No amounts were outstanding under the credit facility as of December 31, 2014.
The following table summarizes the outstanding principal balance of each loan at December 31, 2014 (in thousands):

	Original Principal	Short-Term	Long-Term	Outstanding Principal
IDED - August 2009	$150	$17	$91	$108
IDED - May 2010	500	67	—	67
	$650	$84	$91	$175
8. Stockholders’ Equity and Members’ Equity (Deficit)
In December 2014, we converted from a limited liability corporation to a C-corporation (see Note 1). Subsequent to our corporate conversion, we have two classes of authorized common stock: Class A common stock and Class B common stock. The rights of the holders of our Class A common stock and our Class B common stock are identical, except with respect to voting and conversion. Each share of our Class A common stock is entitled to one vote per share and is not convertible into any other shares of our capital stock. Each share of our Class B common stock is entitled to ten votes per share and is convertible into one share of our Class A common stock at any time. Our Class B common stock also will automatically convert into shares of our Class A common stock upon certain transfers and other events.
Prior to our corporate conversion, our Operating Agreement, as amended and restated, provided for classes of units, allocation of profits and losses, distribution preferences, and other member rights. The Operating Agreement allowed for preferred units, common units, capped common units, appreciation units and participation units. Capped common units were interests that entitled the holder to receive distributions up to a stated threshold amount. Appreciation units and participation units were interests that entitled a holder to receive distributions in excess of a stated threshold amount. Members were limited in their liability to their capital contributions.
In 2012, we issued 6,046,830 Series C preferred units at $5.00 per unit for proceeds of $29.9 million net of issuance costs of $315,000. In 2013, we issued an additional 1,433,115 Series C preferred units at $5.00 per unit for proceeds of $7.1 million net of issuance costs of $20,000.

Distributions from the LLC
Our Amended and Restated Operating Agreement provided that any distributions, other than tax distributions, would be made according to the following priority:

•
First, to each holder of Series B preferred units and Series C preferred units until the cumulative distributions received (including any tax distributions) by holders of Series B preferred units equal $1.00 per Series B unit and the cumulative distribution received (including any tax distributions) by holders of Series C preferred units equal $5.00 per Series C preferred unit, provided that if the amount of distributable cash and property is insufficient to make such distribution in full, then all distributable cash and property shall be distributed to the holders of the Series B preferred and Series C preferred pro rata on the basis of their respective distribution preferences.

•
Second, to each holder of Series A preferred units until the cumulative distributions received (including any tax distributions) by each holder of a Series A preferred unit equal $0.20 per Series A preferred unit held.

•
Third, to each holder of common units or capped common units in proportion to the number of units held until the cumulative distributions received (including tax distributions) by each holder of a common unit or capped common unit equals $0.20 per common unit or capped common unit held.

•
Fourth, pro rata based on the number of units held to the holders of all units other than Series C preferred units based on the number of units held until the cumulative distributions received by each holder of common units and Series A preferred units equals the amount distributed to holders of Series C units, provided that holders of appreciation units or participation units will only receive distributions to the extent that pro rata distributions to all holders exceed the threshold levels of the applicable appreciation or participation units.

•
Fifth, pro rata to the holders of all units, provided that holders of appreciation units or participation units will only receive distributions to the extent that pro rata distributions to all holders exceed the threshold levels of the appreciation units or participation units.

Allocation of Profits and Losses from the LLC
Profits and losses were allocated among the members so that the balance in each member’s capital account equaled or was as close as possible to the amount such member would receive upon our hypothetical sale and liquidation, assuming that our assets were sold for an amount equal to their book value, all our liabilities were paid and any remaining proceeds were distributed to the members in accordance with the terms of the Operating Agreement.
Losses were allocated first to members with positive capital accounts until such capital account balances are reduced to zero, in the reverse order of the priority the members have to receive a return of their capital, as noted above, and then in proportion to the number of units held. Specifically, losses were first allocated to reduce any proceeds from common unit holders to zero, then to offset gross proceeds from Series A preferred unit holders and finally to offset gross proceeds from Series B and C preferred unit holders pro rata based on the number of units held. Once all contributed capital has been reduced to zero, the losses were then allocated pro rata based on the number of units held by each class of member units. Profits were allocated first to offset losses previously allocated, in the reverse order that such losses were allocated, and then in accordance with the members’ rights to receive distributions of profits, as noted above.

During 2014 and 2013, losses offset proceeds from option exercises during the year and the gross proceeds from the 2012 and 2013 issuances of Series C preferred units to bring those positive capital accounts to zero. During 2014, the remaining losses incurred through the corporate conversion were then allocated pro rata to all classes of units. During 2012, losses incurred prior to the issuance of Series C preferred units were allocated to offset proceeds from option exercises during the year and then to the outstanding classes of member units pro rata because the capital contributed had been offset entirely by losses in prior periods. The losses incurred subsequent to the issuance of Series C preferred units in 2012 were allocated to offset the gross proceeds of this financing.
9. Stock-Based Compensation
We grant equity-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. Prior to our corporate conversion in December 2014, awards were provided under the 2009 Unit Incentive Plan (the “2009 Plan”). We utilized equity-based compensation in the form of restricted participation units, appreciation units and options to purchase common units. We determined these forms of equity-based compensation were substantive classes of equity for accounting purposes. All outstanding options to purchase common units under the 2009 Plan automatically converted into options to purchase shares of Class A common stock following the corporate conversion. There were no other unvested award types outstanding at the time of our corporate conversion.
Immediately prior to our IPO, the 2009 Plan was amended to provide that no further awards will be issued thereunder, and our board of directors and stockholders adopted and approved our 2014 Equity Incentive Plan (the “2014 Plan” and, together with the 2009 Plan, the “Plans”).
Subsequent to our corporate conversion, we utilize stock-based compensation in the form of restricted stock and options to purchase Class A common stock. Options to purchase Class A common stock generally vest over a four-year period and are generally granted for a term of ten years.
As of December 31, 2014, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of restricted stock awards. There were no other grants of any other award types under the Plans.
At December 31, 2014, there were 3,905,650 shares available for grant under the 2014 Plan.
Stock-based compensation expense for the year ended December 31, 2014 was $50,000, $7.3 million and $31,000 for restricted participation and appreciation units that vested prior to the corporate conversion, options to purchase common stock and restricted stock, respectively. Equity-based compensation expense for the year ended December 31, 2013 was $224,000 and $3.1 million for restricted participation and appreciation units and options to purchase common units, respectively. Equity-based compensation expense for the year ended December 31, 2012, was $6.9 million and $1.2 million for restricted participation units and options to purchase common units, respectively.

Stock-based compensation expense associated with restricted participation and appreciation units, stock options and restricted stock was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenue
Subscription and support	$502	$200	$80
Professional services	337	171	144
Operating expenses
Research and development	1,757	762	194
Sales and marketing	1,241	799	293
General and administrative	3,548	1,438	7,418
Total	$7,385	$3,370	$8,129
The fair value of each option, participation and appreciation unit grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatilities for publicly traded stock options of comparable companies over the estimated expected life of the options. The expected term represents the period of time the options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the options. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with a maturity similar to the estimated expected term of the options. The fair value of our participation and appreciation units and options was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Expected term (in years)	5.0 - 10.0	6.1 - 10.0	6.1 - 10.0
Risk-free interest rate	1.52% - 2.80%	1.00% - 2.89%	0.75% - 1.78%
Expected volatility	45.84% - 52.50%	51.09% - 53.84%	51.35% - 53.09%
Forfeiture rate	0% - 6.76%	0% - 6.02%	0.89%

Stock Options
Options to purchase common units have been adjusted to reflect the corporate conversion for purposes of the 2014 stock option disclosures. The following table summarizes the option activity under the Plans for the year ended December 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2013	3,411,237	$4.00	7.5	$40,449
Granted	2,973,368	15.85
Forfeited	147,885	10.43
Exercised	146,782	3.96
Outstanding at December 31, 2014	6,089,938	$9.63	7.8	$30,066

Exercisable at December 31, 2014	2,934,720	$4.47	6.5	$26,869
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $638,000 and $73,000, respectively.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $7.85, $6.24 and $3.69, respectively. The total fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was approximately $5.1 million, $2.3 million and $795,000, respectively. Total unrecognized compensation expense of $18.0 million related to options will be recognized over a weighted-average period of 3.23 years. Total compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 for outstanding options granted to service providers was $1.8 million, $1.6 million and $676,000, respectively, based on the fair value on the vesting date or the fair value on the reporting date if unvested.
Restricted Stock
During 2014, we granted 54,350 shares of restricted stock to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The weighted average grant-date fair value of restricted stock granted during 2014 was $13.80.
Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At December 31, 2014, there was approximately $719,000 of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 0.96 years.

Restricted participation and appreciation units
At December 31, 2013, there were 108,975 outstanding participation and appreciation units under the 2009 Plan that vested during 2014 prior to the corporate conversion.
The weighted average grant-date fair value of participation and appreciation units granted in 2012 was $9.87. The total fair value of participation and appreciation units vested during the years ended December 31, 2014, 2013 and 2012 was approximately $77,000, $242,000 and $7.0 million, respectively. At December 10, 2014, all participation and appreciation units converted into Class A common stock as part of the corporate conversion.
10. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the activity of accumulated other comprehensive income (loss) during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding losses on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$—	$—	$—
Other comprehensive loss	(2)	(40)	(42)
Balance at December 31, 2012	(2)	(40)	(42)
Other comprehensive income (loss)	56	(156)	(100)
Balance at December 31, 2013	54	(196)	(142)
Other comprehensive income	93	60	153
Reclassification of realized loss	—	136	136
Balance at December 31, 2014	$147	$—	$147
11. Segments
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have a single operating segment. During the years ended December 31, 2014, 2013 and 2012, 94.7%, 95.8% and 98.3% of our revenue, respectively, and substantially all of our long-lived assets were attributable to operations in the United States.
12. Income Taxes
As a result of our corporate conversion from an LLC to a corporation, we are now subject to U.S. federal and state income taxes. We recognized a net deferred tax asset of $29.9 million as of December 10, 2014 due to the change in tax status. This amount was offset by a full valuation allowance. We recognized a $32,000 current state income tax provision for the year ended December 31, 2014.

Loss before income tax provision consisted of the following (in thousands):

	For the year ended December 31,
	2014	2013	2012
United States	$(40,363)	$(29,202)	$(30,003)
Foreign	(759)	(342)	(582)
Total	$(41,122)	$(29,544)	$(30,585)
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

Year ended December 31,
2014
Federal statutory rate	35.0%
Effect of:
Tax benefit at federal statutory rate	$(14,393)
State taxes, net of federal benefit	(347)
Non-taxable flow-through earnings	12,336
Foreign	(130)
Recognition of deferred tax assets	(29,870)
Valuation allowance	32,440
Other	(4)
Total income tax provision	$32
No provision or benefit for U.S. federal or state income taxes was included in the accompanying consolidated statements of operations prior to our conversion to a corporation because our results of operations were allocated to our members for inclusion in their respective income tax returns. Certain of our foreign subsidiaries were subject to income tax in 2013 and 2012. As of December 31, 2013, we had approximately $398,000 of net operating losses in foreign jurisdictions that were offset by a full valuation allowance.

The components of deferred tax assets and liabilities were as follows (in thousands):

As of December 31, 2014
Deferred tax assets:
Property and equipment	$56
Accruals and reserves	1,523
Deferred rent	354
Compensation and benefits	8,056
Deferred revenue	17,779
Net operating loss and credits	4,786
Other	17
Total deferred tax assets	32,571
Valuation allowance	(32,514)
Total deferred tax assets	57
Deferred tax liabilities:
Other deferred tax liabilities	(57)
Deferred tax liabilities	(57)
Total	$—
Deferred tax assets and liabilities were not material as of December 31, 2013.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net deferred tax asset at December 31, 2014, because we believe it is more likely than not that these benefits will not be realized.
As of December 31, 2014, we have federal and state net operating loss carryforwards of approximately $11.5 million and $8.8 million, respectively, available to reduce any future taxable income. The federal and state net operating loss carryforwards will expire in various years between 2021 and 2034. Additionally, we have total net operating loss carryforwards from international operations of $0.9 million that will expire in various years between 2023 and 2034.
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years and have concluded that no uncertain tax positions are required to be recognized in our consolidated financial statements.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2014, tax years for 2011 through 2014 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2014, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2011.

13. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options and stock related to unvested restricted stock awards to the extent dilutive. All historical share counts used in the calculation have been adjusted for the corporate conversion.
The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.
We consider unvested restricted stock awards granted under the 2014 Equity Incentive Plan to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In future periods to the extent we are profitable, we will subtract earnings allocated to these participating securities from net income to determine net income attributable to common stockholders.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(25,259)	$(15,895)	$(18,016)	$(11,528)	$(17,696)	$(12,889)

Denominator
Weighted-average common shares outstanding - basic and diluted	19,736,342	12,419,718	19,133,028	12,243,575	15,268,739	11,121,360
Basic and diluted net loss per share	$(1.28)	$(1.28)	$(0.94)	$(0.94)	$(1.16)	$(1.16)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2014	2013	2012
Shares subject to outstanding common stock options	2,383,188	2,289,560	1,338,432
Shares subject to unvested appreciation units and participation units	—	108,975	552,342
Shares subject to unvested restricted stock awards	54,350	—	—
14. Unaudited Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statement of operations data for each of the quarters indicated as well as the percentage of total revenue for each line item shown. The unaudited information should be read in conjunction with our financial statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. We have revised the following quarterly amounts to correct for an immaterial error in our prior period accounting for government job training programs (see Note 2).

	Three months ended
	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	Jun 30, 2013	Mar 31, 2013

	(in thousands)
Revenue
Subscription and support	$25,011	$23,690	$21,968	$20,648	$19,149	$17,333	$15,233	$13,449
Professional services	5,118	4,229	4,546	7,484	4,420	3,923	3,794	7,850
Total revenue	30,129	27,919	26,514	28,132	23,569	21,256	19,027	21,299
Cost of revenue
Subscription and support	6,097	5,387	5,029	4,669	4,179	3,951	3,607	3,392
Professional services	3,864	3,152	2,882	2,798	2,309	2,065	2,267	2,879
Total cost of revenue	9,961	8,539	7,911	7,467	6,488	6,016	5,874	6,271
Gross profit	20,168	19,380	18,603	20,665	17,081	15,240	13,153	15,028
Operating expenses
Research and development	11,911	11,175	10,772	10,287	8,669	8,830	8,522	8,095
Sales and marketing	14,063	16,248	12,747	10,440	10,482	11,743	9,628	9,214
General and administrative	5,797	4,572	5,186	4,228	3,826	4,023	2,982	3,770
Total operating expenses	31,771	31,995	28,705	24,955	22,977	24,596	21,132	21,079
Loss from operations	(11,603)	(12,615)	(10,102)	(4,290)	(5,896)	(9,356)	(7,979)	(6,051)
Interest expense	(763)	(700)	(316)	(265)	(7)	(255)	(94)	(10)
Other income and (expense), net	(259)	(67)	(145)	3	34	59	(23)	34
Loss before provision for income taxes	(12,625)	(13,382)	(10,563)	(4,552)	(5,869)	(9,552)	(8,096)	(6,027)
Provision for income taxes	32	—	—	—	—	—	—	—
Net loss	$(12,657)	$(13,382)	$(10,563)	$(4,552)	$(5,869)	$(9,552)	$(8,096)	$(6,027)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are intended to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective due to a material weakness in our internal control over financial reporting related to our accounting for government grants.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the addition of personnel resources and changes in procedures with respect to the review of and accounting for government grants.
Item 9B.    Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the company.
This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the company.
Matthew M. Rizai, Ph.D. 58, has served as our Chairman and Chief Executive Officer since December 2014 and served as the Chief Executive Officer and a Managing Director of Workiva LLC from 2009 to December 2014. He has over 20 years of experience as a Mechanical Engineer and nearly 15 years of experience leading technology companies. Prior to founding Workiva, Mr. Rizai was the Chairman and Chief Executive Officer of Engineering Animation, Inc. (NASDAQ: EAII) (EAI) from 1990 to 2000, when it was acquired by Unigraphics Solutions (now part of Siemens USA). Prior to EAI, Mr. Rizai was a senior research engineer at General Motors Research Laboratories, an analyst at Arch Development Corporation, and a development engineer at Ford Motor Company. He also co-founded Computer Aided Design Software, Inc. From 2003 to 2013, Mr. Rizai was a board member of Stafford Development Company, a real estate, hospitality, restaurant and health care services company based in Tifton, GA. Mr. Rizai earned a B.S., M.S. and Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago Booth School of Business.
Martin J. Vanderploeg, Ph.D., 58, has served as our President and Chief Operating Officer since December 2014 and served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 to December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI’s Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Jeffrey D. Trom, Ph.D., 54, has served as Executive Vice President and Chief Technology Officer since December 2014 and served as a Managing Director and Chief Technology Officer of Workiva LLC from 2008 to December 2014. He has over 20 years of experience working with information technology and development. Prior to founding Workiva, Mr. Trom was a founder of EAI and served as EAI’s Vice President from 1990 and as Chief Technology Officer in charge of software architecture, development and deployment from 1999 until EAI was acquired by Unigraphics Solutions in 2000. Thereafter, Mr. Trom served as a technical consultant for various technology companies, including Electronic Data Systems from 2000 to 2002. He is president of the board of Middle Creek Montessori, a non-profit school in Bozeman, Montana. Mr. Trom earned a B.S. and M.S. in Mechanical Engineering from University of Iowa and a Ph.D. in Mechanical Engineering from Iowa State University.
Michael S. Sellberg, 48, has served as Executive Vice President and Chief Product Officer since December 2014 and served as Workiva LLC’s Chief Marketing Officer and Managing Director from 2009 to August 2014, and Chief Product Officer and Managing Director from September 2014 to December 2014. He has over 20 years of experience in software development, product marketing and operations management. From 2005 to 2009, Mr. Sellberg was Executive Vice President of Operations and Chief Technology Officer of iMed Studios, a digital agency and web studio owned by the Publicis Healthcare Communications Group. From 1998 to 2000, he was Divisional General Manager at EAI and Executive Director of Operations for

EAI’s online collaboration solution, eVis. After EAI was acquired by Unigraphics Solutions in 2000 and until 2005, Mr. Sellberg led the Teamcenter product management team for Unigraphics. Mr. Sellberg earned a B.S. in Mechanical Engineering from University of Missouri-Rolla and an M.S. in Engineering Mechanics from Iowa State University.
Joseph H. Howell, 62, has served as our Executive Vice President for Strategic Initiatives since December 2014 and served as a Managing Director of Workiva LLC from 2008 to December 2014. He has over 25 years of experience in senior financial management and SEC reporting experience, including with early stage companies. Prior to founding Workiva in 2008, Mr. Howell was the Managing Director of Financial Intelligence, LLC from 2007 until 2008. From 2002 to 2004, Mr. Howell served as Chief Financial Officer of Eid Passport, and, from 2000 to 2002, he was the Chief Financial Officer of Webridge, Inc., which was acquired by Click Commerce. He was also the Chief Financial Officer from 1998 to 2000 of EMusic.com (NASDAQ: EMUS), which was acquired by Universal Music Group. In addition, Mr. Howell served as the Chief Financial Officer of Merix Corporation (NASDAQ: MERX) from 1995 to 1998, Acting Chief Financial Officer for Borland Software (NASDAQ: BORL) from 1994 to 1995, and the Chief Accounting Officer for BORL from 1988 to 1995. Mr. Howell is a certified public accountant (inactive), and he earned a B.A. from the University of Michigan and an M.S. in Accounting from Eastern Michigan University.
J. Stuart Miller, 54, has served as our Executive Vice President, Treasurer and Chief Financial Officer since December 2014 and served as Chief Financial Officer of Workiva LLC from April 2014 to December 2014. He has over 25 years of experience advising on mergers and acquisitions and capital raising for various companies. Prior to joining Workiva in April 2014, Mr. Miller was a Managing Director of Colonnade Advisors, a mergers and acquisitions advisory firm that he founded in 1999. Previously, he was a Managing Director in the Investment Banking Department of J.P. Morgan. Mr. Miller joined J.P. Morgan from Credit Suisse First Boston, where he had worked in the Investment Banking Department. He earned a B.A. from Washington & Lee University and an M.B.A. from Harvard Business School.
Troy M. Calkins, 48, Mr. Calkins has served as our Executive Vice President, Secretary and General Counsel since December 2014 and served as General Counsel of Workiva LLC from February 2014 to December 2014. Prior to Workiva, he was a partner at Drinker Biddle & Reath LLP, where he spent 19 years in the firm’s Corporate and Securities Practice Group. His practice focused on counseling both private and public companies on legal strategy, corporate compliance and governance, and private and public securities offerings. He earned a B.A. from Michigan State University and a J.D. from the University of Michigan Law School.
c)    Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Section16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 62 of this Form 10-K.

2.	Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3.	Exhibits. See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March, 2015.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY
The undersigned officers and directors of Workiva Inc. hereby severally constitute Matthew M. Rizai our true and lawful attorneys, with full power to him, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable Workiva Inc. to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Matthew M. Rizai, Ph.D.	Chairman of the board and Chief Executive Officer (Principal Executive Officer)	March 11, 2015
Matthew M. Rizai, Ph.D.

/s/ J. Stuart Miller	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 11, 2015
J. Stuart Miller

/s/ Jill Klindt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 11, 2015
Jill Klindt

/s/ Eugene S. Katz	Director	March 11, 2015
Eugene S. Katz

/s/ Michael M. Crow, Ph.D.	Director	March 11, 2015
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	March 11, 2015
Robert H. Herz

/s/ David S. Mulcahy	Director	March 11, 2015
David S. Mulcahy

/s/ Suku Radia	Director	March 11, 2015
Suku Radia

/s/ Martin J. Vanderploeg	Director	March 11, 2015
Martin J. Vanderploeg

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

3.2	Bylaws of Workiva Inc., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

4.1	Form of the Company’s Class A common stock certificate, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

10.1*	Amended and Restated Workiva Inc. 2009 Unit Incentive Plan, incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

10.2*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

10.3*
Form of Nonqualified Stock Option Grant for Executive Officers under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.4*
Form of Restricted Stock Grant for Executive Officers under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.5*
Form of Restricted Stock Grant for Non-Employee Directors under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.6*	Form of Employment Agreement, incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

10.7*	Form of Indemnification Agreement, incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

10.8
Sublease Agreement, dated December 19, 2011, as amended October 2, 2013, between the Company and 2900 University, LLC, incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.9
Loan and Security Agreement, dated August 22, 2014, as amended effective as of September 20, 2014 and November 25, 2014, by and among the Company, Workiva International LLC and Silicon Valley Bank, incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 1, 2014.

10.10
Google Cloud Platform License Agreement, dated July 24, 2014, between the Company and Google Inc., incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.11
Series 2014 Convertible Promissory Note issued to Bluestem Capital Appreciation Fund, LLC, dated July 31, 2014, incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan.
# As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Workiva Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

E-2