Form 10-Q
period 2015-03-31
WORKIVA INC
filed 2015-05-05
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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
___________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 1, 2015, there were approximately 27,762,714 shares of the registrant's Class A common stock and 12,426,947 shares of the registrant's Class B common stock outstanding.

EXPLANATORY NOTE
On December 10, 2014, Workiva LLC was converted into a Delaware corporation and renamed Workiva Inc. For convenience, except as the context otherwise requires, all information included in this report on Form 10-Q is presented giving effect to the conversion of the company into a corporation.

i

WORKIVA INC.
FORM 10-Q
For the Three Months Ended March 31, 2015

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

iii

Part I. Financial Information
Item 1.     Financial Statements
WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$89,893	$101,131
Accounts receivable, net of allowance for doubtful accounts of $345 and $274 at March 31, 2015 and December 31, 2014, respectively	11,913	11,120
Deferred commissions	706	852
Other receivables	482	295
Prepaid expenses and other current assets	2,998	3,143
Restricted cash	73	—
Total current assets	106,065	116,541

Restricted cash	—	401
Property and equipment, net	46,838	46,265
Intangible assets, net	625	549
Other assets	736	795
Total assets	$154,264	$164,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,621	$3,011
Accrued expenses and other current liabilities	12,195	16,765
Deferred revenue	42,976	42,605
Deferred government grant obligation	2,503	2,324
Current portion of capital lease and financing obligations	1,961	1,941
Current portion of long-term debt	59	84
Total current liabilities	62,315	66,730

Deferred revenue	12,539	13,671
Deferred government grant obligation	3,492	3,424
Other long-term liabilities	2,962	2,069
Capital lease and financing obligations	22,233	22,747
Long-term debt	91	91
Total liabilities	103,632	108,732

Commitments and contingencies

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 27,758,184 and 27,213,791 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	28	27
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 12,426,947 shares issued and outstanding at both March 31, 2015 and December 31, 2014	12	12
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	191,358	189,168
Accumulated deficit	(140,982)	(133,535)
Accumulated other comprehensive income	216	147
Total stockholders’ equity	50,632	55,819
Total liabilities and stockholders’ equity	$154,264	$164,551
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)

	Three months ended March 31,
	2015	2014
Revenue
Subscription and support	$26,269	$20,648
Professional services	8,885	7,484
Total revenue	35,154	28,132
Cost of revenue
Subscription and support	5,885	4,669
Professional services	3,777	2,798
Total cost of revenue	9,662	7,467
Gross profit	25,492	20,665
Operating expenses
Research and development	12,008	10,287
Sales and marketing	13,705	10,440
General and administrative	6,734	4,228
Total operating expenses	32,447	24,955
Loss from operations	(6,955)	(4,290)
Interest expense	(510)	(265)
Other income and (expense), net	(66)	3
Loss before income tax expense (benefit)	(7,531)	(4,552)
Income tax expense (benefit)	(84)	—
Net loss	$(7,447)	$(4,552)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.14)
Weighted average common shares outstanding - basic and diluted	39,593,700	31,767,513
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(7,447)	$(4,552)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of taxes of $60 and $0, respectively	69	26
Unrealized gain on available-for-sale securities	—	51
Other comprehensive income, net of tax	69	77
Comprehensive loss	$(7,378)	$(4,475)
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(7,447)	$(4,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,169	768
Stock-based compensation expense	2,174	1,957
Provision for doubtful accounts	74	124
Recognition of deferred government grant obligation	(66)	—
Changes in assets and liabilities:
Accounts receivable	(911)	524
Deferred commissions	145	(32)
Other receivables	(188)	58
Prepaid expenses and other	144	(826)
Other assets	56	36
Accounts payable	157	(2,358)
Deferred revenue	(672)	7,150
Accrued expenses and other liabilities	(3,892)	(1,357)
Change in restricted cash	28	54
Net cash provided by (used in) operating activities	(9,229)	1,546

Cash flows from investing activities
Purchase of property and equipment	(871)	(1,750)
Purchase of intangible assets	(83)	(18)
Net cash used in investing activities	(954)	(1,768)

Cash flows from financing activities
Payment of equity issuance costs	(1,073)	—
Proceeds from option exercises	80	18
Changes in restricted cash	300	—
Repayment of other long-term debt	(25)	(54)
Principal payments on capital lease and financing obligations	(678)	(171)
Proceeds from borrowings on line of credit	—	12
Proceeds from government for training reimbursement	—	134
Government grant awards	313	2,000
Net cash provided by (used in) financing activities	(1,083)	1,939
Effect of foreign exchange rates on cash	28	25

Net increase (decrease) in cash and cash equivalents	(11,238)	1,742
Cash and cash equivalents at beginning of period	101,131	15,515
Cash and cash equivalents at end of period	$89,893	$17,257

Supplemental cash flow disclosure
Cash paid for interest	$423	$253

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through financing obligations	$—	$3,128
Fixed assets acquired through capital lease arrangements	$184	$448
Allowance for tenant improvements	$698	$—
Accrued distributions to members	$60	$—
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries created Wdesk, a cloud-based platform for enterprises to collect, manage, report and analyze data in real time. Our secure software platform, Wdesk, allows users to integrate and control all of their business data, regardless of format or location, with innovative live-linking technology. We offer our customers solutions for compliance, risk, sustainability, management reporting, data collection, and enterprise risk management that are delivered through our Wdesk platform. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe and Canada.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 11, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year ending December 31, 2015.
The unaudited condensed consolidated financial statements include the accounts of Workiva Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the determination of the relative selling prices of our services, self-insurance liability for claims incurred but not yet reported, collectability of accounts receivable, useful lives of intangible assets and property and equipment, income taxes and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
Fair Value of Financial Instruments
Our financial assets, which include cash equivalents and marketable securities, are measured and recorded at fair value on a recurring basis. Our other current financial assets and our other current financial liabilities have fair values that approximate their carrying value due to their short-term maturities.

New Accounting Pronouncements
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The effective date of January 1, 2017 is currently under review based on the FASB's recent decision to propose a one-year deferral. We are currently evaluating the impact of the provisions of ASC 606.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendment is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The implementation of this standard is not expected to have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard will become effective for interim and annual periods beginning after December 15, 2015. The implementation of this standard is not expected to have a significant impact on our consolidated financial statements.
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2015 and December 31, 2014 consisted of (in thousands):

	March 31, 2015	December 31, 2014
Accrued vacation	$3,274	$2,949
Accrued commissions	1,566	1,649
Accrued bonuses	2,208	6,336
Self-insurance liability	775	800
Accrued other liabilities	4,372	5,031
	$12,195	$16,765
3. Fair Value Measurements
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
The fair value of our money market funds reported in cash and cash equivalents at March 31, 2015 and December 31, 2014 was $85.2 million and $97.1 million, respectively. These assets are classified as Level 1 on the fair value hierarchy.
Other Fair Value Measurements
At March 31, 2015, the fair value of our debt obligations approximated the carrying amount of $0.2 million. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have generally classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.
4. Commitments and Contingencies
Lease Commitments
There have been no material changes in our future estimated minimum lease payments under non-cancelable operating, capital and financing leases, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Government Grants
In connection with a February 2011 grant agreement with the Iowa Department of Economic Development, we were awarded a grant that provides for reimbursement of costs incurred in connection with the construction of the first phase of the Ames office building. In March 2015, we received proceeds of $313,000 in connection with this grant which is included in “Deferred government grant obligation” on the consolidated balance sheet at March 31, 2015. At March 31, 2015, this amount is presented as a non-current liability as we anticipate offsetting it against the carrying value of our property and equipment once all contingencies are resolved in December 2015 and the grant is determined to be realized.
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

5. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. Prior to our corporate conversion in December 2014, awards were provided under the 2009 Unit Incentive Plan (the “2009 Plan”). We utilized equity-based compensation in the form of restricted participation units, appreciation units and options to purchase common units. We determined these forms of equity-based compensation were substantive classes of equity for accounting purposes. All outstanding options to purchase common units under the 2009 Plan automatically converted into options to purchase shares of Class A common stock following the corporate conversion. No other unvested award types were outstanding at the time of our corporate conversion.
Immediately prior to our initial public offering, the 2009 Plan was amended to provide that no further awards will be issued thereunder, and our board of directors and stockholders adopted and approved our 2014 Equity Incentive Plan (the “2014 Plan” and, together with the 2009 Plan, the “Plans”).
Subsequent to our corporate conversion, we utilize stock-based compensation in the form of restricted stock and options to purchase Class A common stock. Options to purchase Class A common stock generally vest over a four-year period and are generally granted for a term of ten years.
As of March 31, 2015, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock awards.
As of March 31, 2015, 3,332,931 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-based compensation expense for the three months ended March 31, 2015 was $1.6 million and $542,000 for options to purchase common stock and restricted stock, respectively. Stock-based compensation expense for the three months ended March 31, 2014 was $32,000 for restricted participation and appreciation units and $1.9 million for options to purchase common units.
Stock-based compensation expense associated with restricted participation and appreciation units, stock options and restricted stock was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2015	2014
Cost of revenue
Subscription and support	$96	$230
Professional services	72	170
Operating expenses
Research and development	334	765
Sales and marketing	350	350
General and administrative	1,322	441
Total	$2,174	$1,956
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatilities for publicly traded stock options of comparable companies over the estimated expected life of the options. The expected term represents the period of time the options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the options. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with a maturity similar to the estimated expected term of the options. The fair value of our participation and appreciation units and options was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,
	2015	2014
Expected term (in years)	6.1	5.0 - 10.0
Risk-free interest rate	1.35% - 1.74%	1.52% - 2.68%
Expected volatility	42.35% - 44.08%	45.84% - 52.50%
Forfeiture rate	5.12% - 5.21%	0% - 5.94%
Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2014	6,089,938	$9.63	7.80	$30,066
Granted	42,719	12.90
Forfeited	26,433	12.99
Exercised	14,393	5.48
Outstanding at March 31, 2015	6,091,831	$9.65	7.65	$33,124

Exercisable at March 31, 2015	3,248,657	$5.28	6.48	$30,350
The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $114,000 and $30,000, respectively.
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2015 and 2014 was $5.50 and $7.93, respectively. The total fair value of options vested during the three months ended March 31, 2015 and 2014 was approximately $2.2 million and $1.7 million, respectively. Total unrecognized compensation expense of $16.6 million related to options will be recognized over a weighted-average period of 3.02 years. Total compensation expense recognized during the three months ended March 31, 2015 and 2014 for outstanding options granted to service providers was $77,000 and $228,000, respectively, based on the fair value on the vesting date or the fair value on the reporting date if unvested.
Restricted Stock
During the three months ended March 31, 2015, we granted 530,000 shares of restricted stock to our executive officers with vesting in three equal annual installments from the date of grant. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2015 was $13.40.

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At March 31, 2015, there was approximately $7.3 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 2.69 years.
Restricted participation and appreciation units
The total fair value of participation and appreciation units vested during the three months ended March 31, 2014 was approximately $51,000. At December 10, 2014, all participation and appreciation units converted into Class A common stock as part of the corporate conversion.

6. Net Loss Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2015		March 31, 2014
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(5,110)	$(2,337)	$(2,776)	$(1,776)

Denominator
Weighted-average common shares outstanding - basic and diluted	27,166,753	12,426,947	19,372,730	12,394,783
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.14)	$(0.14)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Shares subject to outstanding common stock options	2,266,783	2,534,438
Shares subject to unvested appreciation units and participation units	—	20,308
Shares subject to unvested restricted stock awards	584,350	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2015. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva created Wdesk, a cloud-based platform for enterprises to collect, manage, report and analyze business data in real time. Our secure software platform, Wdesk, allows users to integrate and control all of their business data, regardless of format or location, with innovative live-linking technology. Our proprietary word processing, spreadsheet and presentation applications are fully integrated and built upon the Workiva data management engine, allowing thousands of users to collaborate simultaneously on data-linked reports and documents. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported and analyzed more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy our solutions to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency in business reporting. As of March 31, 2015, we provided our solutions to more than 2,200 enterprise customers, including more than 65% of both the Fortune 500 and Fortune 100.
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.9% for the twelve months ended March 31, 2015.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 946 at March 31, 2015 from 825 at March 31, 2014, an increase of 14.7%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $35.2 million in the three months ended March 31, 2015 from $28.1 million in the three months ended March 31, 2014, an increase of 25.0%. We incurred net losses of $7.4 million and $4.6 million during the three months ended March 31, 2015 and 2014, respectively.
We are an “emerging growth company,” as defined in the JOBS Act. We will cease to be an “emerging growth company” upon the earliest of (i) December 31, 2019, (ii) the last day of the first fiscal year in which our annual gross revenue are $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the date on which we qualify as a “large accelerated filer” with at least $700 million of equity securities held by non-affiliates.
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
Investment in growth. We are expanding our operations, increasing our headcount and developing software to both enhance our current offerings and build new features. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and development staff. We continue to invest in our sales, marketing and customer success organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. In the quarter ended March 31, 2015, we hired additional employees in sales and marketing and plan to continue to do so each of the next several quarters.
Key Performance Indicators

	Three months ended March 31,
	2015	2014

	(dollars in thousands)
Financial metrics
Total revenue	$35,154	$28,132
Percentage increase in total revenue	25.0%	32.1%
Subscription and support revenue	$26,269	$20,648
Percentage increase in subscription and support revenue	27.2%	53.5%
Subscription and support as a percent of total revenue	74.7%	73.4%

	As of March 31,
	2015	2014
Operating metrics
Number of customers	2,290	1,993
Subscription and support revenue retention rate	95.9%	97.8%
Subscription and support revenue retention rate including add-ons	105.8%	111.3%
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
Our subscription and support revenue retention rate was 95.9% at the March 2015 measurement date, down slightly from March 2014. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
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
Our subscription and support revenue retention rate including add-ons was 105.8% at the March 2015 measurement date, down from 111.3% as of March 2014. The launch of our Wdesk platform in March 2013 had a positive impact on add-on revenue for several of the quarters that followed. In 2014, we shifted the focus of our existing customer sales team towards new use cases with larger target deal sizes. As we expected, the time devoted to training and the redirection of the team's attention toward new decision-makers at our customers impacted add-on revenue in 2014 and the first quarter of 2015.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2015 and 2014, no single customer represented more than 2% of our revenue, and our largest ten customers accounted for approximately 5% of our revenue in the aggregate.
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
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services, customer success teams and training personnel, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs and facility costs. Costs of server usage are comprised primarily of fees paid to Google Cloud Platform and Amazon Web Services.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs, and facility costs. We capitalize and amortize sales commissions that are directly attributable to a contract over the lesser of twelve months or the non-cancelable term of the customer contract based on the terms of our commission arrangements.
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, and stock-based compensation; costs of server usage by our developers; information technology costs; and facility costs.

General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related costs for our executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.
Income Taxes
Prior to our conversion to a corporation on December 10, 2014, we were organized as a limited liability company, and therefore, as a pass-through entity for income tax purposes. Effective upon the corporate conversion, we became a corporation subject to federal, state and foreign income taxes.
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2015	2014

	(in thousands)
Revenue
Subscription and support	$26,269	$20,648
Professional services	8,885	7,484
Total revenue	35,154	28,132
Cost of revenue
Subscription and support(1)	5,885	4,669
Professional services(1)	3,777	2,798
Total cost of revenue	9,662	7,467
Gross profit	25,492	20,665
Operating expenses
Research and development(1)	12,008	10,287
Sales and marketing(1)	13,705	10,440
General and administrative(1)	6,734	4,228
Total operating expenses	32,447	24,955
Loss from operations	(6,955)	(4,290)
Interest expense	(510)	(265)
Other income and (expense), net	(66)	3
Loss before income tax expense (benefit)	(7,531)	(4,552)
Income tax expense (benefit)	(84)	—
Net loss	$(7,447)	$(4,552)

(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2015	2014

	(in thousands)
Cost of revenue
Subscription and support	$96	$230
Professional services	72	170
Operating expenses
Research and development	334	765
Sales and marketing	350	350
General and administrative	1,322	441
Total stock-based compensation expense	$2,174	$1,956
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2015	2014
Revenue
Subscription and support	74.7%	73.4%
Professional services	25.3	26.6
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	16.7	16.6
Professional services	10.7	9.9
Total cost of revenue	27.4	26.5
Gross profit	72.6	73.5
Operating expenses
Research and development	34.2	36.6
Sales and marketing	39.0	37.1
General and administrative	19.2	15.0
Total operating expenses	92.4	88.7
Loss from operations	(19.8)	(15.2)
Interest expense	(1.5)	(0.9)
Other income and (expense), net	(0.2)	—
Loss before income tax expense (benefit)	(21.5)	(16.1)
Income tax expense (benefit)	(0.2)	—
Net loss	(21.3)%	(16.1)%

Comparison of Three Months Ended March 31, 2015 and 2014
Revenue

	Three months ended March 31,		Period-to-period change
	2015	2014	Amount	% Change

	(dollars in thousands)
Revenue
Subscription and support	$26,269	$20,648	$5,621	27.2%
Professional services	8,885	7,484	1,401	18.7%
Total revenue	$35,154	$28,132	$7,022	25.0%
Total revenue increased $7.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to a $5.6 million increase in subscription and support revenue. Of the total increase in subscription and support revenue, 65.4% represented revenue from new customers acquired after March 31, 2014 and 34.6% represented revenue from existing customers at or prior to March 31, 2014. The total number of our customers increased 14.9% from March 31, 2014 to March 31, 2015.
Cost of Revenue

	Three months ended March 31,		Period-to-period change
	2015	2014	Amount	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$5,885	$4,669	$1,216	26.0%
Professional services	3,777	2,798	979	35.0%
Total cost of revenue	$9,662	$7,467	$2,195	29.4%
Cost of revenue increased $2.2 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, attributable primarily to increased employee compensation, benefits and travel costs of $2.4 million, offset partially by a decrease of stock-based compensation of $0.2 million. Headcount growth in the customer success and professional services teams was the primary driver of these personnel-related costs. In anticipation of seasonal demand for professional services in the first quarter of 2015, we increased hiring and training in the second half of 2014 with the goal of maintaining a more sustainable utilization rate. The decrease in stock-based compensation was attributable primarily to a one-time grant of stock options with immediate vesting in January 2014.

Operating Expenses

	Three months ended March 31,		Period-to-period change
	2015	2014	Amount	% Change

	(dollars in thousands)
Operating expenses
Research and development	$12,008	$10,287	$1,721	16.7%
Sales and marketing	13,705	10,440	3,265	31.3%
General and administrative	6,734	4,228	2,506	59.3%
Total operating expenses	$32,447	$24,955	$7,492	30.0%
Research and Development
Research and development expenses increased $1.7 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to increased employee compensation, benefits, and travel costs of $2.2 million offset by a decrease in stock-based compensation of $0.4 million. The increase in personnel-related costs was driven primarily by an increase in headcount in research and development, while the decrease in stock-based compensation was attributable primarily to a one-time grant of stock options with immediate vesting in January 2014.
Sales and Marketing
Sales and marketing expenses increased $3.3 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to the expansion of our sales and marketing team and increases in marketing programs. Employee compensation, benefits, and travel costs rose $2.5 million due primarily to higher headcount in sales and marketing. In addition, other costs to support our salesforce accounted for $0.5 million of the increase.
General and Administrative
General and administrative expenses increased $2.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to an increase in employee compensation, benefits, and travel costs of $0.7 million and additional stock-based compensation of $0.8 million. The increase in personnel-related costs was driven primarily by a rise in total headcount in general and administrative to support the growth of our business. In addition, outside service fees increased $0.8 million due primarily to increased accounting fees and insurance coverage requirements due to operating as a public company.

Liquidity and Capital Resources

	Three months ended March 31,
	2015	2014

	(in thousands)
Cash flow provided by (used in) operating activities	$(9,229)	$1,546
Cash flow used in investing activities	(954)	(1,768)
Cash flow provided by (used in) financing activities	(1,083)	1,939
Net increase (decrease) in cash and equivalents, net of impact on exchange rates	$(11,238)	$1,742
As of March 31, 2015, our cash and cash equivalents totaled $89.9 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of preferred units, debt that was settled in preferred units and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and have negative cash flows from operations in the future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our credit facility will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements and matures in August 2016. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. We amended the credit facility in February 2015 to reduce the borrowing rate to prime. No amount was outstanding under the credit facility as of March 31, 2015.
Pursuant to the credit facility, letters of credit totaling $2.3 million and $4.3 million were outstanding at March 31, 2015 and December 31, 2014, respectively. These letters of credit, which do not reduce availability under the credit facility, were issued as security for a forgivable loan. A $2.0 million letter of credit was canceled in the first quarter of 2015, as one of the forgivable loans was repaid in December 2014 with the proceeds of our initial public offering.
Operating Activities
For the three months ended March 31, 2015, cash used in operating activities was $9.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.4 million, adjusted for non-cash charges of $1.2 million for depreciation and amortization of our property and equipment and intangible assets and $2.2 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $0.7 million decrease in deferred revenue, a $3.9 million decrease in accrued expenses and other liabilities and a $0.9 million increase in accounts receivable. The decrease in deferred revenue was attributable in part to recognition of professional services upon completion during the three months ended March 31, 2015 that were previously deferred at December 31, 2014. In addition, reduced incentives for customers to sign multi-year prepayment agreements resulted in an expected decline in cash generated from long term prepayments, a trend that we expect to continue. The increase in accounts receivable was primarily attributable to the timing of our billings and cash collections, while the decrease in accrued expenses and other was attributable primarily to the timing of our cash payments including payment of annual bonuses and remaining fees related to our initial public offering.
For the three months ended March 31, 2014, cash provided by operating activities was $1.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $4.6 million, adjusted for non-cash charges of $0.8 million for depreciation and amortization of our property and equipment and intangible assets and $2.0 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $1.4 million decrease in accrued expenses and other liabilities, a $0.8 million increase in prepaid expenses and other assets and a $2.4 million decrease in accounts payable, offset by a $7.2 million increase in deferred revenue. The increase in deferred revenue was attributable primarily to overall increases in the average length of our customer contracts. The decrease in accounts payable and accrued expenses and other liabilities were attributable primarily to the timing of our cash payments including payment of annual bonuses. The increase in prepaid expenses and other assets was attributable primarily to purchasing additional subscriptions to cloud-based software to support business growth.
Investing Activities
Cash used in investing activities of $1.0 million for the three months ended March 31, 2015 was due primarily to $0.9 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $1.8 million for the three months ended March 31, 2014 was due primarily to $1.8 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements, building costs under our build-to-suit lease arrangement, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
Financing Activities
Cash used in financing activities of $1.1 million for the three months ended March 31, 2015 was due primarily to $1.1 million in payments of issuance costs related to our initial public offering and $0.7 million in repayments on long-term debt and payments on capital lease and financing obligations.
Cash provided by financing activities of $1.9 million for the three months ended March 31, 2014 was due primarily to $2.0 million in proceeds from a government grant awarded in December 2013.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2015 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, income taxes and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.
Item 4.    Controls and Procedures
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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, our management evaluated and concluded that our disclosure controls and procedures were ineffective as of December 31, 2014 due to the identification of a material weakness in our internal controls over financial reporting related to our accounting for government grants.
Since December 31, 2014, with the oversight of senior management and our audit committee, we have taken steps to remediate the underlying causes of the identified material weakness, primarily through the performance of a risk assessment process; the development and implementation of formally documented policies and procedures; improved processes and control activities; and the hiring of additional finance personnel.
We believe that our remediation measures and our continuing plan have remediated the material weakness and management concluded that our disclosure controls and procedures are effective as of March 31, 2015.

Part II. Other Information
Item 1.    Legal Proceedings
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than the item noted below, there have been no material changes during fiscal 2015 to the risk factors that were included in the Form 10-K.
Risks Related to Ownership of Our Class A Common Stock
We have previously identified material weaknesses in our internal control over financial reporting, and any inability to maintain effective internal control over financial reporting could have a material adverse effect on our business.
During the course of preparing for our initial public offering, we determined that it was appropriate to restate our audited consolidated financial statements for the year ended December 31, 2013 to revise our method of accounting for a forgivable loan arrangement. In connection with this restatement, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding the review and recognition of forgivable loan arrangements constituted a material weakness in our internal control over financial reporting. Subsequently, during the course of preparing our audited consolidated financial statements for the year ended December 31, 2014, we identified and corrected an immaterial error in our prior period accounting for reimbursements received pursuant to a government jobs training program. In connection with the correction of this immaterial error, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding the review and evaluation of accounting for government grant arrangements constituted a material weakness in our internal control over financial reporting. As a result of the identification of these material weaknesses, we have implemented measures designed to improve our internal control over financial reporting. While we believe that these measures have remediated the previously identified material weaknesses and our management has concluded that our disclosure controls and procedures are effective as of March 31, 2015, we cannot be certain that these efforts will be sufficient to prevent future material weaknesses or significant deficiencies from occurring.

Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
On December 17, 2014, we closed our initial public offering of 7,200,000 shares of Class A common stock at a price to the public of $14.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-199459), which was declared effective by the SEC on December 11, 2014. The offering commenced on December 12, 2014 and closed on December 17, 2014. Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Robert W. Baird & Co. Incorporated, Raymond James & Associates, Inc., and Stifel, Nicolaus & Company, Incorporated acted as the underwriters. The aggregate offering price for shares sold in the offering was approximately $100.8 million. We raised approximately $90.4 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $7.1 million and other offering expenses of approximately $3.3 million.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014. Pending the uses described in our prospectus, we have invested the net proceeds in money market funds. We have also repaid a $2.0 million forgivable loan with proceeds from our initial public offering, allowing us to cancel letters of credit totaling that served as security for the forgivable loan.
Item 6.    Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of May, 2015.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President, Treasurer and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Vice President and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1	Third Amendment to Loan and Security Agreement dated February 26, 2015 by and among Workiva Inc., Workiva International LLC and Silicon Valley Bank.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

E-1