Form 10-Q
period 2015-06-30
WORKIVA INC
filed 2015-08-05
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2015, there were approximately 28,523,322 shares of the registrant's Class A common stock and 12,107,784 shares of the registrant's Class B common stock outstanding.

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

iii

Part I. Financial Information
Item 1.     Financial Statements
WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	As of June 30, 2015	As of December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$86,432	$101,131
Accounts receivable, net of allowance for doubtful accounts of $399 and $274 at June 30, 2015 and December 31, 2014, respectively	12,452	11,120
Deferred commissions	738	852
Other receivables	907	295
Prepaid expenses and other current assets	3,064	3,143
Total current assets	103,593	116,541

Restricted cash	—	401
Property and equipment, net	46,226	46,265
Intangible assets, net	812	549
Other assets	699	795
Total assets	$151,330	$164,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,875	$3,011
Accrued expenses and other current liabilities	13,830	16,765
Deferred revenue	47,786	42,605
Deferred government grant obligation	2,642	2,324
Current portion of capital lease and financing obligations	2,072	1,941
Current portion of long-term debt	35	84
Total current liabilities	70,240	66,730

Deferred revenue	10,262	13,671
Deferred government grant obligation	3,147	3,424
Other long-term liabilities	3,049	2,069
Capital lease and financing obligations	21,982	22,747
Long-term debt	73	91
Total liabilities	108,753	108,732

Commitments and contingencies	—	—

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 28,076,015 and 27,213,791 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	28	27
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 12,301,947 and 12,426,947 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	12	12
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	194,356	189,168
Accumulated deficit	(152,011)	(133,535)
Accumulated other comprehensive income	192	147
Total stockholders’ equity	42,577	55,819
Total liabilities and stockholders’ equity	$151,330	$164,551
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Subscription and support	$28,085	$21,968	$54,354	$42,616
Professional services	5,883	4,546	14,768	12,030
Total revenue	33,968	26,514	69,122	54,646
Cost of revenue
Subscription and support	5,564	5,029	11,449	9,698
Professional services	4,189	2,882	7,966	5,680
Total cost of revenue	9,753	7,911	19,415	15,378
Gross profit	24,215	18,603	49,707	39,268
Operating expenses
Research and development	12,196	10,772	24,204	21,059
Sales and marketing	16,329	12,747	30,034	23,187
General and administrative	6,291	5,186	13,025	9,414
Total operating expenses	34,816	28,705	67,263	53,660
Loss from operations	(10,601)	(10,102)	(17,556)	(14,392)
Interest expense	(513)	(316)	(1,023)	(581)
Other income and (expense), net	191	(145)	125	(142)
Loss before income tax expense	(10,923)	(10,563)	(18,454)	(15,115)
Income tax expense	106	—	22	—
Net loss	$(11,029)	$(10,563)	$(18,476)	$(15,115)
Net loss per common share:
Basic and diluted	$(0.28)	$(0.33)	$(0.47)	$(0.48)
Weighted average common shares outstanding - basic and diluted	39,627,842	31,850,307	39,610,905	31,809,382
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(11,029)	$(10,563)	$(18,476)	$(15,115)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax benefit of $16 and $0 for the three months ended June 30, 2015 and 2014, respectively, and net of an income tax expense of $44 and $0 for the six months ended June 30, 2015 and 2014, respectively	(24)	(36)	45	(10)
Unrealized gain on available-for-sale securities	—	9	—	59
Reclassification of realized net losses on available-for-sale securities to net loss	—	136	—	136
Available-for-sale securities	—	145	—	195
Other comprehensive (loss) income, net of tax	(24)	109	45	185
Comprehensive loss	$(11,053)	$(10,454)	$(18,431)	$(14,930)
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities
Net loss	$(11,029)	$(10,563)	$(18,476)	$(15,115)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,127	852	2,296	1,620
Stock-based compensation expense	2,620	2,169	4,794	4,126
Provision for (recovery of) doubtful accounts	52	(100)	126	24
Realized losses on sale of available-for-sale securities	—	136	—	136
Recognition of deferred government grant obligation	(206)	(12)	(272)	(12)
Changes in assets and liabilities:
Accounts receivable	(584)	3,854	(1,495)	4,378
Deferred commissions	(32)	(178)	113	(210)
Other receivables	(424)	74	(612)	132
Prepaid expenses and other	(65)	(347)	79	(1,173)
Other assets	38	—	94	36
Accounts payable	1,262	1,002	1,419	(1,356)
Deferred revenue	2,514	5,156	1,842	12,306
Accrued expenses and other liabilities	2,046	2,139	(1,846)	782
Change in restricted cash	73	—	101	54
Net cash (used in) provided by operating activities	(2,608)	4,182	(11,837)	5,728

Cash flows from investing activities
Purchase of property and equipment	(159)	(3,526)	(1,030)	(5,276)
Sale of marketable securities	—	4,864	—	4,864
Purchase of intangible assets	(195)	(98)	(278)	(116)
Net cash (used in) provided by investing activities	(354)	1,240	(1,308)	(528)

Cash flows from financing activities
Payment of equity issuance costs	(273)	—	(1,346)	—
Proceeds from option exercises	353	187	433	205
Changes in restricted cash	—	(300)	300	(300)
Repayment of other long-term debt	(42)	(48)	(67)	(102)
Principal payments on capital lease and financing obligations	(483)	(294)	(1,161)	(465)
Distributions to members	(35)	(34)	(35)	(34)
Proceeds from borrowings on line of credit	—	8	—	20
Proceeds from government for training reimbursement	—	4	—	138
Repayment of line of credit	—	(2,038)	—	(2,038)
Government grant awards	—	—	313	2,000
Net cash used in financing activities	(480)	(2,515)	(1,563)	(576)
Effect of foreign exchange rates on cash	(19)	(29)	9	(4)

Net (decrease) increase in cash and cash equivalents	(3,461)	2,878	(14,699)	4,620
Cash and cash equivalents at beginning of period	89,893	17,257	101,131	15,515
Cash and cash equivalents at end of period	$86,432	$20,135	$86,432	$20,135

Supplemental cash flow disclosure
Cash paid for interest	$496	$258	$919	$511

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through financing obligations	$—	$350	$—	$3,478
Fixed assets acquired through capital lease arrangements	$343	$617	$527	$1,065
Allowance for tenant improvements	$—	$—	$698	$—
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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 11, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year ending December 31, 2015.
The unaudited condensed consolidated financial statements include the accounts of Workiva Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the determination of the relative selling prices of our services, self-insurance liability for claims incurred but not yet reported, collectability of accounts receivable, useful lives of intangible assets and property and equipment, income taxes and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
Fair Value of Financial Instruments
Our financial assets, which include cash equivalents and marketable securities, are measured and recorded at fair value on a recurring basis. Our other current financial assets and liabilities have fair values that approximate their carrying value due to their short-term maturities.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. In July 2015, the FASB voted to defer the effective date of the standard by one year. Pending finalization, the new guidance would be effective for our fiscal year beginning January 1, 2018 instead of January 1, 2017. Entities would be permitted to adopt the guidance in accordance with the original effective date if they choose. We are currently evaluating the impact the provisions of ASC 606 will have on our consolidated financial statements and whether we will adopt the guidance early.
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
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2015	December 31, 2014
Accrued vacation	$3,448	$2,949
Accrued commissions	1,730	1,649
Accrued bonuses	4,626	6,336
Estimated health insurance claims	745	800
Accrued other liabilities	3,281	5,031
	$13,830	$16,765
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
The fair value of our money market funds reported in cash and cash equivalents at June 30, 2015 and December 31, 2014 was $66.2 million and $97.1 million, respectively. These assets are classified as Level 1 on the fair value hierarchy.
Other Fair Value Measurements
At June 30, 2015, the fair value of our debt obligations approximated the carrying amount of $108,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have generally classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.
4. Commitments and Contingencies
Lease Commitments
There have been no material changes in our future estimated minimum lease payments under non-cancelable operating, capital and financing leases, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Government Grants
In connection with a February 2011 grant agreement with the Iowa Department of Economic Development, we were awarded a grant that provides for reimbursement of costs incurred in connection with the construction of the first phase of the Ames office building. In March 2015, we received in connection with this grant proceeds of $313,000, which are included in “Deferred government grant obligation” on the consolidated balance sheet at June 30, 2015. At June 30, 2015, this amount is presented as a non-current liability as we anticipate offsetting it against the carrying value of our property and equipment in December 2015 once all contingencies are resolved and the grant is determined to be realized.
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
As of June 30, 2015, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock awards.
As of June 30, 2015, 2,675,480 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-based compensation expense for the six months ended June 30, 2015 was $3.4 million and $1.4 million for options to purchase Class A common stock and restricted stock, respectively. Stock-based compensation expense for the six months ended June 30, 2014 was $45,000 for restricted participation and appreciation units and $4.1 million for options to purchase common units.
Stock-based compensation expense associated with restricted participation and appreciation units, stock options and restricted stock was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of revenue
Subscription and support	$87	$85	$183	$315
Professional services	89	47	161	217
Operating expenses
Research and development	369	337	703	1,102
Sales and marketing	432	251	782	601
General and administrative	1,643	1,450	2,965	1,891
Total	$2,620	$2,170	$4,794	$4,126
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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expected term (in years)	6.1	6.1 - 10.0	6.1	5.0 - 10.0
Risk-free interest rate	1.50% - 1.75%	1.82% - 2.80%	1.35% - 1.75%	1.52% - 2.80%
Expected volatility	42.74% - 43.55%	50.88% - 52.36%	42.35% - 44.08%	45.84% - 52.50%
Forfeiture rate	5.03% - 6.41%	0% - 6.00%	5.03% - 6.41%	0% - 6.00%
Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2014	6,089,938	$9.63	7.80	$30,066
Granted	631,017	13.98
Forfeited	60,795	13.22
Exercised	136,804	3.16
Outstanding at June 30, 2015	6,523,356	$10.16	7.65	$29,910

Exercisable at June 30, 2015	3,356,667	$5.88	6.40	$27,997
The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $1.4 million and $619,000, respectively.
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2015 and 2014 was $6.09 and $8.13, respectively. The total fair value of options vested during the six months ended June 30, 2015 and 2014 was approximately $3.8 million and $3.6 million, respectively. Total unrecognized compensation expense of $18.1 million related to options will be recognized over a weighted-average period of 2.97 years. Total compensation expense recognized during the six months ended June 30, 2015 and 2014 for outstanding options granted to service providers was $111,000 and $1.5 million, respectively, based on the fair value on the vesting date or the fair value on the reporting date if unvested.

Restricted Stock
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. During the six months ended June 30, 2015, we granted 600,025 shares of restricted stock. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2015 was $13.38.
Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At June 30, 2015, there was approximately $7.4 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 2.31 years.
Restricted participation and appreciation units
The total fair value of participation and appreciation units vested during the six months ended June 30, 2014 was approximately $64,000. At December 10, 2014, all participation and appreciation units converted into Class A common stock as part of the corporate conversion.

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
The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A and Class B common stock as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.
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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2015		June 30, 2014
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(7,578)	$(3,451)	$(6,441)	$(4,122)

Denominator
Weighted-average common shares outstanding - basic and diluted	27,226,993	12,400,848	19,420,903	12,429,404
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.33)	$(0.33)

	Six months ended
	June 30, 2015		June 30, 2014
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(12,686)	$(5,790)	$(9,217)	$(5,898)

Denominator
Weighted-average common shares outstanding - basic and diluted	27,197,080	12,413,825	19,397,008	12,412,374
Basic and diluted net loss per share	$(0.47)	$(0.47)	$(0.48)	$(0.48)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2015	June 30, 2014
Shares subject to outstanding common stock options	6,523,356	4,811,263
Shares subject to unvested appreciation units and participation units	—	10,154
Shares subject to unvested restricted stock awards	654,375	—

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
Overview
Workiva created Wdesk, a cloud-based platform for enterprises to collect, manage, report and analyze business data in real time. Our secure software platform, Wdesk, allows users to integrate and control all of their business data, regardless of format or location, with innovative live-linking technology. Our proprietary word processing, spreadsheet and presentation applications are fully integrated and built upon the Workiva data management engine, allowing thousands of users to collaborate simultaneously on data-linked reports and documents. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported and analyzed more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy our solutions to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency in business reporting. As of June 30, 2015, we provided our solutions to more than 2,300 enterprise customers, including 65% of the Fortune 100 and more than 65% of the Fortune 500.
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 96.3% for the twelve months ended June 30, 2015.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 981 at June 30, 2015 from 901 at June 30, 2014, an increase of 8.9%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $34.0 million and $69.1 million in the three and six months ended June 30, 2015, respectively, from $26.5 million and $54.6 million in the three and six months ended June 30, 2014, respectively. We incurred net losses of $11.0 million and $18.5 million during the three and six months ended June 30, 2015, respectively, compared to $10.6 million and $15.1 million during the three and six months ended June 30, 2014, respectively.

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
Investment in growth. We are expanding our operations, increasing our headcount and developing software to both enhance our current offerings and build new features. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and development staff. We continue to invest in our sales, marketing and customer success organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. In the quarter ended June 30, 2015, we hired additional employees in sales and marketing and plan to continue to do so each of the next several quarters.

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

	(dollars in thousands)
Financial metrics
Total revenue	$33,968	$26,514	$69,122	$54,646
Percentage increase in total revenue	28.1%	39.3%	26.5%	35.5%
Subscription and support revenue	$28,085	$21,968	$54,354	$42,616
Percentage increase in subscription and support revenue	27.8%	44.2%	27.5%	48.6%
Subscription and support as a percent of total revenue	82.7%	82.9%	78.6%	78.0%

	As of June 30,
	2015	2014
Operating metrics
Number of customers	2,390	2,103
Subscription and support revenue retention rate	96.3%	97.7%
Subscription and support revenue retention rate including add-ons	108.4%	108.3%
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
Our subscription and support revenue retention rate was 96.3% at the June 2015 measurement date, down slightly from June 2014. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
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

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2015 and 2014, no single customer represented more than 2% of our revenue, and our largest ten customers accounted for approximately 5% of our revenue in the aggregate.
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
Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services have related to SEC document set up and XBRL tagging, which are activities that we have undertaken hundreds of times. We are also providing professional services on our new solutions, including our risk reporting, data collection and Sarbanes-Oxley compliance solutions.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs, and facility costs. We capitalize and amortize sales commissions that are directly attributable to a contract over the lesser of twelve months or the non-cancelable term of the customer contract based on the terms of our commission arrangements. We incur most of the expenses related to our annual user conference in the third quarter.

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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

	(in thousands)
Revenue
Subscription and support	$28,085	$21,968	$54,354	$42,616
Professional services	5,883	4,546	14,768	12,030
Total revenue	33,968	26,514	69,122	54,646
Cost of revenue
Subscription and support(1)	5,564	5,029	11,449	9,698
Professional services(1)	4,189	2,882	7,966	5,680
Total cost of revenue	9,753	7,911	19,415	15,378
Gross profit	24,215	18,603	49,707	39,268
Operating expenses
Research and development(1)	12,196	10,772	24,204	21,059
Sales and marketing(1)	16,329	12,747	30,034	23,187
General and administrative(1)	6,291	5,186	13,025	9,414
Total operating expenses	34,816	28,705	67,263	53,660
Loss from operations	(10,601)	(10,102)	(17,556)	(14,392)
Interest expense	(513)	(316)	(1,023)	(581)
Other income and (expense), net	191	(145)	125	(142)
Loss before income tax expense	(10,923)	(10,563)	(18,454)	(15,115)
Income tax expense	106	—	22	—
Net loss	$(11,029)	$(10,563)	$(18,476)	$(15,115)

(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

	(in thousands)
Cost of revenue
Subscription and support	$87	$85	$183	$315
Professional services	89	47	161	217
Operating expenses
Research and development	369	337	703	1,102
Sales and marketing	432	251	782	601
General and administrative	1,643	1,450	2,965	1,891
Total stock-based compensation expense	$2,620	$2,170	$4,794	$4,126
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Subscription and support	82.7%	82.9%	78.6%	78.0%
Professional services	17.3	17.1	21.4	22.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	16.4	19.0	16.6	17.7
Professional services	12.3	10.9	11.5	10.4
Total cost of revenue	28.7	29.9	28.1	28.1
Gross profit	71.3	70.1	71.9	71.9
Operating expenses
Research and development	35.9	40.6	35.0	38.5
Sales and marketing	48.1	48.1	43.5	42.4
General and administrative	18.5	19.6	18.8	17.2
Total operating expenses	102.5	108.3	97.3	98.1
Loss from operations	(31.2)	(38.2)	(25.4)	(26.2)
Interest expense	(1.5)	(1.2)	(1.5)	(1.1)
Other income and (expense), net	0.6	(0.5)	0.2	(0.3)
Loss before income tax expense	(32.1)	(39.9)	(26.7)	(27.6)
Income tax expense	0.3	—	—	—
Net loss	(32.4)%	(39.9)%	(26.7)%	(27.6)%

Comparison of Three and Six Months Ended June 30, 2015 and 2014
Revenue

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change

	(dollars in thousands)
Revenue
Subscription and support	$28,085	$21,968	27.8%	$54,354	$42,616	27.5%
Professional services	5,883	4,546	29.4%	14,768	12,030	22.8%
Total revenue	$33,968	$26,514	28.1%	$69,122	$54,646	26.5%
Total revenue increased $7.5 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due primarily to a $6.1 million rise in subscription and support revenue. Of the total gain in subscription and support revenue, 57.4% represented revenue from new customers acquired after June 30, 2014 and 42.6% represented revenue from existing customers at or prior to June 30, 2014. The total number of our customers expanded 13.6% from June 30, 2014 to June 30, 2015.
Total revenue rose $14.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due primarily to a $11.7 million expansion in subscription and support revenue. Of the total increase in subscription and support revenue, 49.9% represented revenue from new customers acquired after June 30, 2014 and 50.1% represented revenue from existing customers at or prior to June 30, 2014.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$5,564	$5,029	10.6%	$11,449	$9,698	18.1%
Professional services	4,189	2,882	45.4%	7,966	5,680	40.2%
Total cost of revenue	$9,753	$7,911	23.3%	$19,415	$15,378	26.3%
Cost of revenue increased $1.8 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, which was attributable to higher employee compensation, benefits and travel costs of $1.2 million due in part to increased headcount. Expenses related to subscription and support grew 10.6% in the three months ended June 30, 2015 versus the same quarter a year ago, due primarily to additional server usage expense of $0.4 million as customer usage of our platform grew. Professional services expense grew 45.4% in the three months ended June 30, 2015 versus the same quarter a year ago due to an increase in full time equivalents and employee compensation to handle the growing demand for services related to our newer use cases.
Cost of revenue rose $4.0 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, which was attributable primarily to higher employee cash-based compensation, benefits and travel costs of $3.0 million, offset partially by a decline in stock-based compensation of $0.2 million. Headcount growth in the customer success and professional services teams was the primary driver of these support and personnel-related costs. In anticipation of seasonal demand for professional services in the first quarter of 2015, we increased hiring and training in the second half of 2014 with the goal of maintaining a more sustainable utilization rate. The decline in stock-based compensation in the first half of 2015 was attributable primarily to a one-time grant of stock options with immediate vesting in January 2014. Expenses related to subscription and support rose 18.1% in the six months ended June 30, 2015 compared to the same period a year ago, due in part to additional server usage of $0.7 million as customer usage of our platform grew. Professional services expense grew 40.2% in the six months ended June 30, 2015 versus the same period a year ago due to an increase in full time equivalents and employee compensation to handle the growing demand for services related to our newer use cases.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change

	(dollars in thousands)
Operating expenses
Research and development	$12,196	$10,772	13.2%	$24,204	$21,059	14.9%
Sales and marketing	16,329	12,747	28.1%	30,034	23,187	29.5%
General and administrative	6,291	5,186	21.3%	13,025	9,414	38.4%
Total operating expenses	$34,816	$28,705	21.3%	$67,263	$53,660	25.4%
Research and Development
Research and development expenses rose $1.4 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to higher employee compensation, benefits, and travel costs of $1.5 million. In addition, we have been dedicating more resources to building the next generation of Wdesk, resulting in higher headcount in research and development.
Research and development expenses increased $3.1 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to higher employee cash-based compensation, benefits, and travel costs of $3.5 million offset by a decline in stock-based compensation of $0.4 million. In addition, other support costs rose $0.5 million. The rise in other support and personnel-related costs was driven primarily by an increase in headcount in research and development, while the decrease in stock-based compensation was attributable primarily to a one-time grant of stock options with immediate vesting in January 2014.
Sales and Marketing
Sales and marketing expenses rose $3.6 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to the expansion of our sales and marketing team as well as our marketing programs. Employee compensation, benefits, and travel costs rose $2.8 million due primarily to higher headcount in sales and marketing. Advertising costs climbed $0.5 million related to marketing our new solutions.

Sales and marketing expenses increased $6.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to the expansion of our sales and marketing team as well as our marketing programs. Employee compensation, benefits, and travel costs rose $5.5 million, and other support costs increased $0.5 million, due primarily to higher headcount in sales and marketing. Advertising costs grew by $0.6 million in connection with marketing our new solutions.
General and Administrative
General and administrative expenses increased $1.1 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, due primarily to higher employee cash-based compensation, benefits, and travel costs of $0.4 million and additional employee stock-based compensation of $1.1 million. Also, the cost of subscription-based software increased $0.3 million and other support costs rose $0.6 million. The increases in software, support and personnel-related costs were driven primarily by a rise in total headcount to support the growth of our business and the higher costs of operating as a public company. Higher stock-based compensation expense was driven primarily by restricted stock grants to executive officers in February 2015. In addition, a rise in stock-based compensation of $0.3 million from restricted stock grants made to our Board of Directors was offset by a drop of $1.1 million in stock-based compensation due primarily to a one-time grant with immediate vesting terms made to a consultant in 2014.
General and administrative expenses rose $3.6 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due partially to higher employee cash-based compensation, benefits, and travel costs of $0.9 million and additional employee stock-based compensation of $1.9 million. Also, the cost of subscription-based software climbed $0.4 million and other support costs rose $0.6 million. The increase in software, support and personnel-related costs was driven primarily by a rise in headcount to support the growth of our business. In addition, outside service fees expanded $0.5 million due primarily to increased accounting fees from operating as a public company. An increase in stock-based compensation of $0.4 million from restricted stock grants made to our Board of Directors was offset by a decline of $1.1 million in stock-based compensation due primarily to a one-time grant with immediate vesting terms made to a consultant in 2014.
Non-Operating Income (Expenses)

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change

	(dollars in thousands)
Interest expense	$(513)	$(316)	62.3%	$(1,023)	$(581)	76.1%
Other income and (expense), net	191	(145)	(231.7)%	125	(142)	(188.0)%
Interest Expense and Other Income and (Expense), Net
Interest expense increased during the three and six months ended June 30, 2015 relative to the comparable periods ended June 30, 2014 due primarily to interest accrued on our financing obligation incurred upon completion of the second phase of our Iowa office facility in June 2014.
Other income and (expense), net increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 due to recognition of a portion of our deferred government grant obligation relating to our job training reimbursement program.

Liquidity and Capital Resources

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Cash flow (used in) provided by operating activities	$(2,608)	$4,182	$(11,837)	$5,728
Cash flow (used in) provided by investing activities	(354)	1,240	(1,308)	(528)
Cash flow used in financing activities	(480)	(2,515)	(1,563)	(576)
Net (decrease) increase in cash and equivalents, net of impact on exchange rates	$(3,461)	$2,878	$(14,699)	$4,620
As of June 30, 2015, our cash and cash equivalents totaled $86.4 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of preferred units, debt that was settled in preferred units and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and have negative cash flows from operations in the future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements and matures in August 2016. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. We amended the credit facility in February 2015 to reduce the borrowing rate to prime. No amount was outstanding under the credit facility as of June 30, 2015.
Pursuant to the credit facility, letters of credit totaling $2.3 million and $4.3 million were outstanding at June 30, 2015 and December 31, 2014, respectively. These letters of credit, which do not reduce availability under the credit facility, were issued as security for a forgivable loan. A $2.0 million letter of credit was canceled in the first quarter of 2015, as one of the forgivable loans was repaid in December 2014 with the proceeds of our initial public offering.
Operating Activities
For the three months ended June 30, 2015, cash used in operating activities was $2.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $11.0 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, and $2.6 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $2.5 million increase in deferred revenue, a $2.0 million increase in accrued expenses and other liabilities and a $1.3 million increase in accounts payable, partially offset by a $0.6 million increase in accounts receivable. Short-term deferred revenue from subscription and support contracts increased from $38.8 million at March 31, 2015 to $42.3 million at June 30, 2015, while long-term deferred revenue from these contracts decreased from $12.3 million at March 31, 2015 to $10.1 million at

June 30, 2015. This rise in short-term deferred revenue was primarily due to new customers and a shift towards more annual contracts. In addition, short-term deferred revenue from professional services increased from $4.1 million at March 31, 2015 to $5.5 million at June 30, 2015. As anticipated, long-term deferred revenue declined following our implementation of reduced incentives for long-term prepayments. The increases in accounts receivable, accounts payable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the three months ended June 30, 2014, cash provided by operating activities was $4.2 million. The primary factors affecting our operating cash flows during this period were our net loss of $10.6 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets, and $2.2 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $3.9 million decrease in accounts receivable, a $5.2 million increase in deferred revenue, a $2.1 million increase in accrued expenses and other liabilities, and a $1.0 million increase in accounts payable. The decrease in accounts receivable and the increases in accrued expenses and other liabilities and accounts payable were attributable primarily to the timing of our billings and cash collections. The increase in deferred revenue was due to an increase in annual and multi-year contracts.
For the six months ended June 30, 2015, cash used in operating activities was $11.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $18.5 million, adjusted for non-cash charges of $2.3 million for depreciation and amortization of our property and equipment and intangible assets, and $4.8 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $1.8 million increase in deferred revenue and a $1.4 million increase in accounts payable, partially offset by a $1.8 million decrease in accrued expenses and other liabilities, a $1.5 million increase in accounts receivable and a $0.6 million increase in other receivables. The increase in deferred revenue was attributable primarily to new customer growth. The increases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections and cash payments. The increase in other receivables was attributable primarily to the timing of receipts in connection with administration of our government job training program. The decrease in accrued expenses and other was attributable primarily to the timing of our cash payments, including payment of annual bonuses and remaining fees related to our initial public offering. Short-term deferred revenue from subscription and support contracts increased from $36.7 million at December 31, 2014 to $42.3 million at June 30, 2015, while long-term deferred revenue from these contracts decreased from $13.3 million at December 31, 2014 to $10.1 million at June 30, 2015. This rise in short-term deferred revenue is primarily due to new customers and a shift towards more annual contracts. As anticipated, long-term deferred revenue declined following our implementation of reduced incentives for long-term prepayments.
For the six months ended June 30, 2014, cash provided by operating activities was $5.7 million. The primary factors affecting our operating cash flows during this period were our net loss of $15.1 million, adjusted for non-cash charges of $1.6 million for depreciation and amortization of our property and equipment and intangible assets, and $4.1 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $4.4 million decrease in accounts receivable and a $12.3 million increase in deferred revenue, partially offset by a $1.4 million decrease in accounts payable and a $1.2 million increase in prepaid expenses and other assets. The decrease in accounts receivable was attributable primarily to the timing of our billings and cash collections. The increase in deferred revenue was due to an increase in annual and multi-year contracts. The decrease in accounts payable was attributable primarily to timing of our cash payments. The increase in prepaid expenses and other assets was attributable primarily to purchasing additional subscriptions to cloud-based software to support business growth.

Investing Activities
Cash used in investing activities of $0.4 million for the three months ended June 30, 2015 was due to $0.2 million of capital expenditures and $0.2 million of intangible assets. Our capital expenditures were associated primarily with furniture and fixtures in support of expanding our infrastructure and work force. Our intangible asset expenditures related to increased patent costs.
Cash provided by investing activities of $1.2 million for the three months ended June 30, 2014 was due to proceeds of $4.9 million from the sale of marketable securities partially offset by $3.5 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements, building costs under our build-to-suit lease arrangement, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $1.3 million for the six months ended June 30, 2015 was due primarily to $1.0 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $0.5 million for the six months ended June 30, 2014 was due primarily to $5.3 million of capital expenditures partially offset by proceeds of $4.9 million from the sale of marketable securities. Our capital expenditures were associated primarily with leasehold improvements, building costs under our build-to-suit lease arrangement, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
Financing Activities
Cash used in financing activities of $0.5 million for the three months ended June 30, 2015 was due $0.5 million in repayments on long-term debt and payments on capital lease and financing obligations.
Cash used in financing activities of $2.5 million for the three months ended June 30, 2014 was due primarily to $2.4 million in payments on long-term debt, capital lease and financing obligations and a line of credit.
Cash used in financing activities of $1.6 million for the six months ended June 30, 2015 was due primarily to $1.3 million in payments of issuance costs related to our initial public offering and $1.2 million in repayments on long-term debt and payments on capital lease and financing obligations.
Cash used in financing activities of $0.6 million for the six months ended June 30, 2014 was due primarily to $2.0 million in proceeds from a government grant awarded in December 2013 offset by $2.6 million in payments on long-term debt, capital lease and financing obligations and a line of credit.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015.
Off-Balance Sheet Arrangements
During all periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, income taxes and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the course of preparing for our initial public offering, we determined that it was appropriate to restate our audited consolidated financial statements for the year ended December 31, 2013 to revise our method of accounting for a forgivable loan arrangement. In connection with this restatement, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding the review and recognition of forgivable loan arrangements constituted a material weakness in our internal control over financial reporting. Subsequently, during the course of preparing our audited consolidated financial statements for the year ended December 31, 2014, we identified and corrected an immaterial error in our prior period accounting for reimbursements received pursuant to a government jobs training program. In connection with the correction of this immaterial error, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding the review and evaluation of accounting for government grant arrangements constituted a material weakness in our internal control over financial reporting. As a result of the identification of these material weaknesses, we have implemented measures designed to improve our internal control over financial reporting. While we believe that these measures have remediated the previously identified material weaknesses and our management has concluded that our disclosure controls and procedures are effective as of June 30, 2015, we cannot be certain that these efforts will be sufficient to prevent future material weaknesses or significant deficiencies from occurring.

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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014. Pending the uses described in our prospectus, we have invested the net proceeds in money market funds. We have also repaid a $2.0 million forgivable loan with proceeds from our initial public offering, allowing us to cancel letters of credit in the amount that served as security for the forgivable loan.
Item 6.    Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2015.

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