Form 10-Q
period 2015-09-30
WORKIVA INC
filed 2015-11-05
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2015, there were approximately 28,679,763 shares of the registrant's Class A common stock and 12,107,784 shares of the registrant's Class B common stock outstanding.

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

iii

Part I. Financial Information
Item 1.     Financial Statements
WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	As of September 30, 2015	As of December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$69,094	$101,131
Marketable securities	12,659	—
Accounts receivable, net of allowance for doubtful accounts of $616 and $274 at September 30, 2015 and December 31, 2014, respectively	12,133	11,120
Deferred commissions	953	852
Other receivables	951	295
Prepaid expenses and other current assets	3,282	3,143
Total current assets	99,072	116,541

Restricted cash	—	401
Property and equipment, net	45,754	46,265
Intangible assets, net	868	549
Other assets	626	795
Total assets	$146,320	$164,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,730	$3,011
Accrued expenses and other current liabilities	17,228	16,765
Deferred revenue	51,047	42,605
Deferred government grant obligation	2,637	2,324
Current portion of capital lease and financing obligations	1,985	1,941
Current portion of long-term debt	18	84
Total current liabilities	77,645	66,730

Deferred revenue	8,584	13,671
Deferred government grant obligation	3,151	3,424
Other long-term liabilities	3,208	2,069
Capital lease and financing obligations	21,505	22,747
Long-term debt	73	91
Total liabilities	114,166	108,732

Commitments and contingencies	—	—

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 28,652,272 and 27,213,791 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	29	27
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 12,107,784 and 12,426,947 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	12	12
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	198,499	189,168
Accumulated deficit	(166,641)	(133,535)
Accumulated other comprehensive income	255	147
Total stockholders’ equity	32,154	55,819
Total liabilities and stockholders’ equity	$146,320	$164,551
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Subscription and support	$29,832	$23,690	$84,186	$66,306
Professional services	6,436	4,229	21,204	16,259
Total revenue	36,268	27,919	105,390	82,565
Cost of revenue
Subscription and support	5,319	5,387	16,768	15,085
Professional services	4,457	3,152	12,423	8,832
Total cost of revenue	9,776	8,539	29,191	23,917
Gross profit	26,492	19,380	76,199	58,648
Operating expenses
Research and development	12,766	11,175	36,970	32,234
Sales and marketing	20,903	16,248	50,937	39,435
General and administrative	7,153	4,572	20,178	13,986
Total operating expenses	40,822	31,995	108,085	85,655
Loss from operations	(14,330)	(12,615)	(31,886)	(27,007)
Interest expense	(494)	(700)	(1,517)	(1,281)
Other income and (expense), net	163	(67)	288	(209)
Loss before income tax benefit	(14,661)	(13,382)	(33,115)	(28,497)
Income tax benefit	(31)	—	(9)	—
Net loss	$(14,630)	$(13,382)	$(33,106)	$(28,497)
Net loss per common share:
Basic and diluted	$(0.37)	$(0.42)	$(0.83)	$(0.90)
Weighted average common shares outstanding - basic and diluted	39,980,308	31,889,795	39,735,393	31,836,479
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(14,630)	$(13,382)	$(33,106)	$(28,497)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of income tax expense of $40 and $0 for the three months ended September 30, 2015 and 2014, respectively, and net of income tax expense of $84 and $0 for the nine months ended September 30, 2015 and 2014, respectively	59	49	104	39
Unrealized gain on available-for-sale securities	4	—	4	59
Reclassification of realized net losses on available-for-sale securities to net loss	—	—	—	136
Available-for-sale securities	4	—	4	195
Other comprehensive income, net of tax	63	49	108	234
Comprehensive loss	$(14,567)	$(13,333)	$(32,998)	$(28,263)
See accompanying notes.

WORKIVA INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cash flows from operating activities
Net loss	$(14,630)	$(13,382)	$(33,106)	$(28,497)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,058	1,132	3,354	2,752
Stock-based compensation expense	3,082	1,413	7,876	5,539
Provision for doubtful accounts	222	104	348	128
Accretion of discount on convertible notes	—	133	—	133
Paid-in-kind interest on convertible note	—	58	—	58
Change in fair value of derivative liability	—	48	—	48
Realized (gain) loss on sale of available-for-sale securities	(7)	—	(7)	136
Amortization (accretion) of premiums and discounts on marketable securities, net	32	—	32	—
Recognition of deferred government grant obligation	(236)	(39)	(508)	(51)
Changes in assets and liabilities:
Accounts receivable	47	(1,794)	(1,448)	2,584
Deferred commissions	(217)	(201)	(104)	(411)
Other receivables	(44)	108	(656)	240
Prepaid expenses and other	(218)	231	(139)	(942)
Other assets	72	(201)	166	(165)
Accounts payable	857	1,727	2,276	371
Deferred revenue	1,686	3,211	3,528	15,517
Accrued expenses and other liabilities	3,578	2,826	1,732	3,608
Change in restricted cash	—	—	101	54
Net cash (used in) provided by operating activities	(4,718)	(4,626)	(16,555)	1,102

Cash flows from investing activities
Purchase of property and equipment	(629)	(2,768)	(1,659)	(8,044)
Purchase of marketable securities	(15,692)	—	(15,692)	—
Sale of marketable securities	3,012	—	3,012	4,864
Purchase of intangible assets	(66)	(121)	(344)	(237)
Net cash used in investing activities	(13,375)	(2,889)	(14,683)	(3,417)

Cash flows from financing activities
Payment of equity issuance costs	—	(57)	(1,346)	(57)
Proceeds from issuance of convertible notes	—	5,000	—	5,000
Proceeds from option exercises	1,062	158	1,495	363
Changes in restricted cash	—	—	300	(300)
Repayment of other long-term debt	(17)	(96)	(84)	(198)
Principal payments on capital lease and financing obligations	(522)	(316)	(1,683)	(781)
Distributions to members	—	(17)	(35)	(51)
Proceeds from borrowings on line of credit	—	3,000	—	3,020
Proceeds from government for training reimbursement	—	56	—	194
Payments of issuance costs on line of credit	—	(99)	—	(99)
Repayment of line of credit	—	—	—	(2,038)
Government grant awards	235	—	548	2,000
Net cash provided by (used in) financing activities	758	7,629	(805)	7,053
Effect of foreign exchange rates on cash	(3)	26	6	22

Net (decrease) increase in cash and cash equivalents	(17,338)	140	(32,037)	4,760
Cash and cash equivalents at beginning of period	86,432	20,135	101,131	15,515
Cash and cash equivalents at end of period	$69,094	$20,275	$69,094	$20,275

Supplemental cash flow disclosure
Cash paid for interest	$488	$499	$1,407	$1,010

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through financing obligations	$—	$—	$—	$3,478
Fixed assets acquired through capital lease arrangements	$—	$389	$527	$1,454
Allowance for tenant improvements	$—	$—	$698	$—
Accrued distributions to members	$—	$—	$60	$—
Initial public offering cost accruals	$—	$1,248	$—	$1,248
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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 11, 2015. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year ending December 31, 2015.
The unaudited condensed consolidated financial statements include the accounts of Workiva Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the determination of the relative selling prices of our services, self-insurance liability for claims incurred but not yet reported, collectability of accounts receivable, valuation of available-for-sale marketable securities, useful lives of intangible assets and property and equipment, income taxes and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. In August 2015, the FASB approved the deferral of the effective date of the standard by one year. The new guidance is effective for our fiscal year beginning January 1, 2018 instead of January 1, 2017. Entities are permitted to adopt the guidance in accordance with the original effective date if they choose. We are currently evaluating the impact the provisions of ASC 606 will have on our consolidated financial statements and whether we will adopt the guidance early.
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
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2015	December 31, 2014
Accrued vacation	$3,502	$2,949
Accrued commissions	1,917	1,649
Accrued bonuses	6,858	6,336
Estimated health insurance claims	760	800
Accrued other liabilities	4,191	5,031
	$17,228	$16,765

3. Marketable Securities
At September 30, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. corporate debt securities	$12,655	$15	$(11)	$12,659
Money market funds	61,232	—	—	61,232
	$73,887	$15	$(11)	$73,891
Included in cash and cash equivalents	$61,232	$—	$—	$61,232
Included in marketable securities	$12,655	$15	$(11)	$12,659
At December 31, 2014, we reported money market funds with an amortized cost and aggregate fair value of $97.1 million in cash and cash equivalents.
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2015
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. corporate debt securities	$4,911	$(11)	$—	$—
Total	$4,911	$(11)	$—	$—
    As of December 31, 2014, we did not have any marketable securities in an unrealized loss position.
We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence at September 30, 2015.
4. Fair Value Measurements
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

Financial Assets
Cash equivalents primarily consist of AAA-rated money market funds with overnight liquidity and no stated maturities. We classified cash equivalents as Level 1 due to the short-term nature of these instruments and measured the fair value based on quoted prices in active markets for identical assets.
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2015, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. Liabilities classified as Level 3 are described below. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2015			Fair Value Measurements as of December 31, 2014
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$61,232	$61,232	$—	$97,085	$97,085	$—
U. S. corporate debt securities	12,659	—	12,659	—	—	—
	$73,891	$61,232	$12,659	$97,085	$97,085	$—

Included in cash and cash equivalents	$61,232			$97,085
Included in marketable securities	$12,659			$—
Other Fair Value Measurements
At September 30, 2015, the fair value of our debt obligations approximated the carrying amount of $91,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have generally classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.

5. Commitments and Contingencies
Lease Commitments
There have been no material changes in our future estimated minimum lease payments under non-cancelable operating, capital and financing leases, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Government Grants
In connection with a February 2011 grant agreement with the Iowa Economic Development Authority, we were awarded a grant that provides for reimbursement of costs we incurred in connection with the construction of the first phase of the Ames office building. In March 2015, we received in connection with this grant proceeds of $313,000, which are included in “Deferred government grant obligation” on the consolidated balance sheet at September 30, 2015. At September 30, 2015, this amount is presented as a non-current liability as we anticipate offsetting it against the carrying value of our property and equipment in December 2015 once all contingencies are resolved and the grant is determined to be realized.
In connection with an October 2013 grant agreement with the Iowa Economic Development Authority, we were awarded a grant that provides for reimbursement of costs we incurred in connection with the construction of the second phase of the Ames office building. In August 2015, we received in connection with this grant proceeds of $235,000, which are included in “Deferred government grant obligation” on the consolidated balance sheet at September 30, 2015. At September 30, 2015, this amount is presented as a non-current liability as we anticipate offsetting it against the carrying value of our property and equipment in October 2020 once all contingencies are resolved and the grant is determined to have been realized.
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
6. Stock-Based Compensation
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
As of September 30, 2015, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock awards.
As of September 30, 2015, 1,848,537 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-based compensation expense for the nine months ended September 30, 2015 was $5.5 million and $2.4 million for options to purchase Class A common stock and restricted stock, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 was $50,000 for restricted participation and appreciation units and $5.5 million for options to purchase common units.
Stock-based compensation expense associated with restricted participation and appreciation units, stock options and restricted stock was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of revenue
Subscription and support	$92	$88	$275	$403
Professional services	90	47	251	264
Operating expenses
Research and development	586	341	1,289	1,443
Sales and marketing	461	288	1,243	889
General and administrative	1,853	649	4,818	2,540
Total	$3,082	$1,413	$7,876	$5,539
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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6.1	6.1 - 10.0	6.1	5.0 - 10.0
Risk-free interest rate	1.70% - 1.93%	1.79% - 2.56%	1.35% - 1.93%	1.52% - 2.80%
Expected volatility	46.09% - 47.07%	47.18% - 48.48%	42.35% - 47.07%	45.84% - 52.50%
Forfeiture rate	4.89% - 5.02%	0% - 6.76%	4.89% - 5.21%	0% - 6.76%

Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2014	6,089,938	$9.63	7.80	$30,066
Granted	1,464,632	13.90
Forfeited	89,815	13.42
Exercised	518,898	2.88
Outstanding at September 30, 2015	6,945,857	$10.98	7.80	$31,074

Exercisable at September 30, 2015	3,392,543	$7.28	6.54	$27,497
The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $5.9 million and $986,000, respectively.
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $6.31 and $7.88, respectively. The total fair value of options vested during the nine months ended September 30, 2015 and 2014 was approximately $6.8 million and $4.3 million, respectively. Total unrecognized compensation expense of $20.9 million related to options will be recognized over a weighted-average period of 2.96 years. Total compensation expense recognized during the nine months ended September 30, 2015 and 2014 for outstanding options granted to service providers was $193,000 and $1.6 million, respectively, based on the fair value on the vesting date or the fair value on the reporting date if unvested.
Restricted Stock
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. During the nine months ended September 30, 2015, we granted 600,025 shares of restricted stock. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2015 was $13.38.
Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At September 30, 2015, there was approximately $6.3 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 2.13 years.
Restricted participation and appreciation units
The total fair value of participation and appreciation units vested during the nine months ended September 30, 2014 was approximately $77,000. At December 10, 2014, all participation and appreciation units converted into Class A common stock as part of the corporate conversion.

7. Net Loss Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2015		September 30, 2014
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(10,199)	$(4,431)	$(8,167)	$(5,215)

Denominator
Weighted-average common shares outstanding - basic and diluted	27,870,414	12,109,894	19,462,848	12,426,947
Basic and diluted net loss per share	$(0.37)	$(0.37)	$(0.42)	$(0.42)

	Nine months ended
	September 30, 2015		September 30, 2014
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(22,849)	$(10,257)	$(17,382)	$(11,115)

Denominator
Weighted-average common shares outstanding - basic and diluted	27,423,991	12,311,402	19,419,196	12,417,284
Basic and diluted net loss per share	$(0.83)	$(0.83)	$(0.90)	$(0.90)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2015	September 30, 2014
Shares subject to outstanding common stock options	6,945,857	5,978,181
Shares subject to unvested restricted stock awards	654,375	—

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
Overview
Workiva created Wdesk, a cloud-based platform for enterprises to collect, manage, report and analyze business data in real time. Our secure software platform, Wdesk, allows users to integrate and control all of their business data, regardless of format or location, with innovative live-linking technology. Our proprietary word processing, spreadsheet and presentation applications are fully integrated and built upon the Workiva data management engine, allowing thousands of users to collaborate simultaneously on data-linked reports and documents. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported and analyzed more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy our solutions to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency in business reporting. As of September 30, 2015, we provided our solutions to more than 2,400 enterprise customers, including 65% of the Fortune 100 and more than 65% of the Fortune 500.
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 96.4% for the twelve months ended September 30, 2015.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,035 at September 30, 2015 from 949 at September 30, 2014, an increase of 9.1%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $36.3 million and $105.4 million in the three and nine months ended September 30, 2015, respectively, from $27.9 million and $82.6 million in the three and nine months ended September 30, 2014, respectively. We incurred net losses of $14.6 million and $33.1 million during the three and nine months ended September 30, 2015, respectively, compared to $13.4 million and $28.5 million during the three and nine months ended September 30, 2014, respectively.

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
Investment in growth. We are expanding our operations, increasing our headcount and developing software to both enhance our current offerings and build new features. We expect our total operating expenses to increase, particularly as we continue to expand our sales operations, marketing activities and development staff. We continue to invest in our sales, marketing and customer success organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. In the quarter ended September 30, 2015, we hired additional employees in sales and marketing and plan to continue to do so each of the next several quarters.

Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

	(dollars in thousands)
Financial metrics
Total revenue	$36,268	$27,919	$105,390	$82,565
Percentage increase in total revenue	29.9%	31.3%	27.6%	34.1%
Subscription and support revenue	$29,832	$23,690	$84,186	$66,306
Percentage increase in subscription and support revenue	25.9%	36.7%	27.0%	44.1%
Subscription and support as a percent of total revenue	82.3%	84.9%	79.9%	80.3%

	As of September 30,
	2015	2014
Operating metrics
Number of customers	2,468	2,176
Subscription and support revenue retention rate	96.4%	97.3%
Subscription and support revenue retention rate including add-ons	107.7%	108.4%
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
Our subscription and support revenue retention rate was 96.4% at the September 2015 measurement date, down slightly from September 2014. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
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

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2015 and 2014, no single customer represented more than 2% of our revenue, and our largest ten customers accounted for approximately 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

	(in thousands)
Revenue
Subscription and support	$29,832	$23,690	$84,186	$66,306
Professional services	6,436	4,229	21,204	16,259
Total revenue	36,268	27,919	105,390	82,565
Cost of revenue
Subscription and support(1)	5,319	5,387	16,768	15,085
Professional services(1)	4,457	3,152	12,423	8,832
Total cost of revenue	9,776	8,539	29,191	23,917
Gross profit	26,492	19,380	76,199	58,648
Operating expenses
Research and development(1)	12,766	11,175	36,970	32,234
Sales and marketing(1)	20,903	16,248	50,937	39,435
General and administrative(1)	7,153	4,572	20,178	13,986
Total operating expenses	40,822	31,995	108,085	85,655
Loss from operations	(14,330)	(12,615)	(31,886)	(27,007)
Interest expense	(494)	(700)	(1,517)	(1,281)
Other income and (expense), net	163	(67)	288	(209)
Loss before income tax benefit	(14,661)	(13,382)	(33,115)	(28,497)
Income tax benefit	(31)	—	(9)	—
Net loss	$(14,630)	$(13,382)	$(33,106)	$(28,497)

(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

	(in thousands)
Cost of revenue
Subscription and support	$92	$88	$275	$403
Professional services	90	47	251	264
Operating expenses
Research and development	586	341	1,289	1,443
Sales and marketing	461	288	1,243	889
General and administrative	1,853	649	4,818	2,540
Total stock-based compensation expense	$3,082	$1,413	$7,876	$5,539
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Subscription and support	82.3%	84.9%	79.9%	80.3%
Professional services	17.7	15.1	20.1	19.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.7	19.3	15.9	18.3
Professional services	12.3	11.3	11.8	10.7
Total cost of revenue	27.0	30.6	27.7	29.0
Gross profit	73.0	69.4	72.3	71.0
Operating expenses
Research and development	35.2	40.0	35.1	39.0
Sales and marketing	57.6	58.2	48.3	47.8
General and administrative	19.7	16.4	19.1	16.9
Total operating expenses	112.5	114.6	102.5	103.7
Loss from operations	(39.5)	(45.2)	(30.2)	(32.7)
Interest expense	(1.4)	(2.5)	(1.4)	(1.6)
Other income and (expense), net	0.4	(0.2)	0.3	(0.3)
Loss before income tax benefit	(40.5)	(47.9)	(31.3)	(34.6)
Income tax benefit	(0.1)	—	—	—
Net loss	(40.4)%	(47.9)%	(31.3)%	(34.6)%

Comparison of Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change

	(dollars in thousands)
Revenue
Subscription and support	$29,832	$23,690	25.9%	$84,186	$66,306	27.0%
Professional services	6,436	4,229	52.2%	21,204	16,259	30.4%
Total revenue	$36,268	$27,919	29.9%	$105,390	$82,565	27.6%
Total revenue increased $8.3 million for the three months ended September 30, 2015 compared to the same quarter a year ago due primarily to a $6.1 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 58.8% represented revenue from new customers acquired after September 30, 2014 and 41.2% represented revenue from existing customers at or prior to September 30, 2014. The total number of our customers expanded 13.4% from September 30, 2014 to September 30, 2015.
Total revenue rose $22.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due primarily to a $17.9 million expansion in subscription and support revenue. Of the total increase in subscription and support revenue, 39.7% represented revenue from new customers acquired after September 30, 2014 and 60.3% represented revenue from existing customers at or prior to September 30, 2014.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$5,319	$5,387	(1.3)%	$16,768	$15,085	11.2%
Professional services	4,457	3,152	41.4%	12,423	8,832	40.7%
Total cost of revenue	$9,776	$8,539	14.5%	$29,191	$23,917	22.1%
Expense related to subscription and support decreased $0.1 million during the three months ended September 30, 2015 versus the same quarter a year ago. More efficient delivery of our support services resulted in a slightly reduced headcount in our customer success team in the latest period. Expenses related to professional services increased $1.3 million versus the same quarter a year ago due to an increase in full-time equivalents and employee compensation to handle growing demand for services related to our newer use cases.
Cost of revenue rose $5.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, which was attributable primarily to higher employee cash-based compensation, benefits and travel costs of $3.8 million, offset partially by a decline in stock-based compensation of $0.1 million. Headcount growth in the customer success and professional services teams was the primary driver of these support and personnel-related costs. The decline in stock-based compensation in the first nine months of 2015 was attributable primarily to a one-time grant of stock options with immediate vesting in January 2014. Expenses related to subscription and support rose 11.2% in the nine months ended September 30, 2015 compared to the same period a year ago, due in part to additional server usage of $1.0 million, as customer usage of our platform grew. Professional services expense expanded 40.7% in the nine months ended September 30, 2015 versus the same period a year ago due to an increase in full-time equivalents and employee compensation to handle the growing demand for services related to our newer use cases.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change

	(dollars in thousands)
Operating expenses
Research and development	$12,766	$11,175	14.2%	$36,970	$32,234	14.7%
Sales and marketing	20,903	16,248	28.6%	50,937	39,435	29.2%
General and administrative	7,153	4,572	56.5%	20,178	13,986	44.3%
Total operating expenses	$40,822	$31,995	27.6%	$108,085	$85,655	26.2%
Research and Development
Research and development expenses rose $1.6 million in the three months ended September 30, 2015 compared to the same quarter a year ago, as a result of higher employee compensation, benefits, and travel costs.
Research and development expenses increased $4.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to higher employee compensation, benefits, and travel costs of $4.8 million. In addition, other support costs rose $0.5 million, while consulting fees decreased $0.8 million. The additional other support and personnel-related costs related primarily to an increase in research and development headcount. Consulting fees decreased, as we brought some previously outsourced consulting work in-house.
Sales and Marketing
Sales and marketing expenses rose $4.7 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, due primarily to the expansion of our sales and marketing team as well as our marketing programs. Employee compensation, benefits, and travel costs rose $4.0 million due primarily to higher headcount in sales and marketing. In addition, professional service fees rose approximately $0.6 million due primarily to additional recruiting and training costs associated with increasing our salesforce and consulting fees.
Sales and marketing expenses increased $11.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to the expansion of our sales and marketing team as well as our marketing programs. Employee compensation, benefits, and travel costs rose $9.5 million, and other support costs increased $0.6 million, due primarily to higher headcount in sales and marketing. Advertising costs grew by $0.6 million in connection with marketing our new solutions. Professional service fees increased $1.2 million due primarily to additional recruiting and training costs associated with an increase in our salesforce and consulting fees. Sales and marketing expense is generally higher in the third quarter due to our annual user conference held in September.

General and Administrative
General and administrative expenses increased $2.6 million during the three months ended September 30, 2015 compared to the same quarter a year ago, due principally to higher employee cash-based compensation, benefits, and travel costs of $0.8 million and additional employee stock-based compensation of $0.9 million. The increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business and the higher costs of operating as a public company. Higher stock-based compensation expense was driven primarily by restricted stock grants to executive officers in February 2015 with a vesting term of three years. In addition, there was a rise in stock-based compensation of $0.4 million from restricted stock grants made to our Board of Directors with a one-year vesting term.
General and administrative expenses rose $6.2 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due partially to higher employee cash-based compensation, benefits, and travel costs of $1.8 million and additional employee stock-based compensation of $2.8 million. Also, the cost of subscription-based software climbed $0.6 million and other support costs rose $0.8 million. The increase in software, support and personnel-related costs was driven primarily by additional headcount to support the growth of our business. In addition, outside service fees expanded $0.6 million due primarily to increased accounting fees from operating as a public company. An increase in stock-based compensation of $0.9 million from restricted stock grants made to our Board of Directors with a one-year vesting term was more than offset by a decline of $1.1 million in stock-based compensation due primarily to a one-time grant with immediate vesting terms made to a consultant in 2014.
Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change

	(dollars in thousands)
Interest expense	$(494)	$(700)	(29.4)%	$(1,517)	$(1,281)	18.4%
Other income and (expense), net	163	(67)	(343.3)%	288	(209)	(237.8)%
Interest Expense and Other Income and (Expense), Net
Interest expense decreased during the three months ended September 30, 2015 compared to the same quarter a year ago due to the absence in the most recent quarter of interest expense and accretion of the discount on convertible debt issued in August 2014 and converted in December 2014. Interest expense increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to interest accrued on our financing obligation incurred upon completion of the second phase of our Iowa office facility in June 2014 partially offset by the decrease in interest expense on our convertible debt.
Other income and (expense), net increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 due to recognition of a portion of our deferred government grant obligation relating to our job training reimbursement program.

Liquidity and Capital Resources

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Cash flow (used in) provided by operating activities	$(4,718)	$(4,626)	$(16,555)	$1,102
Cash flow used in investing activities	(13,375)	(2,889)	(14,683)	(3,417)
Cash flow provided by (used in) financing activities	758	7,629	(805)	7,053
Net (decrease) increase in cash and equivalents, net of impact on exchange rates	$(17,338)	$140	$(32,037)	$4,760
As of September 30, 2015, our cash, cash equivalents and marketable securities totaled $81.8 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and have negative cash flows from operations in the future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements and matures in August 2016. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. We amended the credit facility in February 2015 to reduce the borrowing rate to prime. No amount was outstanding under the credit facility as of September 30, 2015.
Pursuant to the credit facility, letters of credit totaling $2.3 million and $4.3 million were outstanding at September 30, 2015 and December 31, 2014, respectively. These letters of credit, which do not reduce availability under the credit facility, were issued as security for a forgivable loan. A $2.0 million letter of credit was canceled in the first quarter of 2015, as one of the forgivable loans was repaid in December 2014 with the proceeds of our initial public offering.
Operating Activities
For the three months ended September 30, 2015, cash used in operating activities was $4.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $14.6 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, and $3.1 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $1.7 million increase in deferred revenue, a $3.6 million increase in accrued expenses and other liabilities and a $0.9 million increase in accounts payable. Short-term deferred revenue from subscription and support contracts increased from $42.3 million at June 30, 2015 to $45.5 million at September 30, 2015, while long-term deferred revenue from these contracts decreased from $10.1 million at June 30, 2015 to $8.5 million at September 30, 2015. This rise in short-term deferred revenue was due primarily to new customers and a shift towards more annual contracts. In addition, short-term deferred revenue from professional services increased from $5.5 million at June 30, 2015 to $5.6 million at September 30, 2015. As anticipated, long-term deferred revenue declined following our implementation of reduced incentives for long-term prepayments. The increases in accounts receivable, accounts payable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the three months ended September 30, 2014, cash used in operating activities was $4.6 million. The primary factors affecting our operating cash flows during this period were our net loss of $13.4 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, and $1.4 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $3.2 million increase in deferred revenue, a $2.8 million increase in accrued expenses and other liabilities, and a $1.7 million increase in accounts payable partially offset by a a $1.8 million increase in accounts receivable. The increases in accounts receivable, accrued expenses and other liabilities and accounts payable were attributable primarily to the timing of our billings and cash collections. The increase in deferred revenue was due to an increase in annual and multi-year contracts.
For the nine months ended September 30, 2015, cash used in operating activities was $16.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $33.1 million, adjusted for non-cash charges of $3.4 million for depreciation and amortization of our property and equipment and intangible assets, and $7.9 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $3.5 million increase in deferred revenue, a $2.3 million increase in accounts payable, and a $1.7 million increase in accrued expenses and other liabilities, partially offset by a $1.4 million increase in accounts receivable and a $0.7 million increase in other receivables. Short-term deferred revenue from subscription and support contracts increased from $36.7 million at December 31, 2014 to $45.5 million at September 30, 2015, while long-term deferred revenue from these contracts decreased from $13.3 million at December 31, 2014 to $8.5 million at September 30, 2015. This rise in short-term deferred revenue was due primarily to new customers and a shift towards more annual contracts. As anticipated, long-term deferred revenue declined following our implementation of reduced incentives for long-term prepayments. The increases in accounts receivable, accounts payable, and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections and cash payments. The increase in other receivables was attributable primarily to the timing of receipts in connection with the administration of our government job training program.
For the nine months ended September 30, 2014, cash provided by operating activities was $1.1 million. The primary factors affecting our operating cash flows during this period were our net loss of $28.5 million, adjusted for non-cash charges of $2.8 million for depreciation and amortization of our property and equipment and intangible assets, and $5.5 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $2.6 million decrease in accounts receivable and a $15.5 million increase in deferred revenue and a $3.6 million increase in accrued expenses and other current liabilities partially offset by a $0.9 million increase in prepaid expenses and other assets. The decrease in accounts receivable was attributable primarily to the timing of our billings and cash collections. The increase in accrued expenses and other current liabilities was attributable primarily to the timing of our cash payments, and the increase in prepaid expenses and other current assets was attributable primarily to purchasing additional subscriptions to cloud-based software to support business growth. The increase in deferred revenue was due primarily to an increase in annual and multi-year contracts.
Investing Activities
Cash used in investing activities of $13.4 million for the three months ended September 30, 2015 was due primarily to $15.7 million for the purchase of marketable securities and $0.6 million of capital expenditures partially offset by proceeds of $3.0 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $2.9 million for the three months ended September 30, 2014 was due primarily to $2.8 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $14.7 million for the nine months ended September 30, 2015 was due primarily to $15.7 million for the purchase of marketable securities and $1.7 million of capital expenditures partially offset by proceeds of $3.0 million from the sale of marketable securities. Our capital expenditures were associated primarily with leasehold improvements, computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $3.4 million for the nine months ended September 30, 2014 was due primarily to $8.0 million of capital expenditures partially offset by proceeds of $4.9 million from the sale of marketable securities. Our capital expenditures were associated primarily with leasehold improvements, building costs under our build-to-suit lease arrangement, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
Financing Activities
Cash provided by financing activities of $0.8 million for the three months ended September 30, 2015 was due primarily to $1.1 million in proceeds from option exercises and $0.2 million in proceeds from our government grant awards partially offset by $0.5 million in repayments on long-term debt and payments on capital lease and financing obligations.
Cash provided by financing activities of $7.6 million for the three months ended September 30, 2014 was due primarily to $5.0 million in proceeds from the issuance of a convertible note and $3.0 million in borrowings on our line of credit partially offset by $0.4 million in payments on long-term debt, capital lease and financing obligations and a line of credit.
Cash used in financing activities of $0.8 million for the nine months ended September 30, 2015 was due primarily to $1.3 million in payments of issuance costs related to our initial public offering and $1.8 million in repayments on long-term debt and payments on capital lease and financing obligations partially offset by $1.5 million in proceeds from option exercises and $0.5 million in proceeds from our government grant awards.
Cash provided by financing activities of $7.1 million for the nine months ended September 30, 2014 was due primarily to $2.0 million in proceeds from a government grant awarded in December 2013, $5.0 million in proceeds from the issuance of a convertible note, and $3.0 million in borrowings on our line of credit partially offset by $3.0 million in payments on long-term debt, capital lease and financing obligations and a line of credit.
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
During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2014. Other than the investment in marketable securities discussed below, our exposures to market risk have not changed materially since December 31, 2014.
We had cash, cash equivalents and marketable securities totaling $81.8 million as of September 30, 2015. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Our portfolio of marketable securities was invested primarily in corporate debt securities and is subject to market risk due primarily to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Accordingly, our future investment income may fluctuate as a result of changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value as a result of changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase of 100-basis points in interest rates would have resulted in an $0.2 million market value reduction in our investment portfolio as of September 30, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

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
During the course of preparing for our initial public offering, we determined that it was appropriate to restate our audited consolidated financial statements for the year ended December 31, 2013 to revise our method of accounting for a forgivable loan arrangement. In connection with this restatement, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding the review and recognition of forgivable loan arrangements constituted a material weakness in our internal control over financial reporting. Subsequently, during the course of preparing our audited consolidated financial statements for the year ended December 31, 2014, we identified and corrected an immaterial error in our prior period accounting for reimbursements received pursuant to a government jobs training program. In connection with the correction of this immaterial error, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding the review and evaluation of accounting for government grant arrangements constituted a material weakness in our internal control over financial reporting. As a result of the identification of these material weaknesses, we have implemented measures designed to improve our internal control over financial reporting. While we believe that these measures have remediated the previously identified material weaknesses and our management has concluded that our disclosure controls and procedures are effective as of September 30, 2015, we cannot be certain that these efforts will be sufficient to prevent future material weaknesses or significant deficiencies from occurring.

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
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014. Pending the uses described in our prospectus, we have invested the net proceeds in money market funds and marketable securities. We have also repaid a $2.0 million forgivable loan with proceeds from our initial public offering, allowing us to cancel letters of credit in the amount that served as security for the forgivable loan.
Item 6.    Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2015.

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