Form 10-K
period 2015-12-31
WORKIVA INC
filed 2016-03-01
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2015, based on the closing price of $13.83 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $373.6 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2016, there were approximately 29,020,139 shares of the registrant's Class A common stock and 11,909,784 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

EXPLANATORY NOTE
On December 10, 2014, Workiva LLC was converted into a Delaware corporation and renamed Workiva Inc. For convenience, except as the context otherwise requires, all information included in this Annual Report on Form 10-K is presented giving effect to the conversion of the company into a corporation.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2015

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

Part I.
Item 1. Business
Overview
Workiva created Wdesk, a cloud-based productivity platform for enterprises to collect, link, report and analyze business data with control and accountability. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported, analyzed and understood more efficiently. Our customers can gain insights from their trusted data, which enables better real-time decision-making. Additionally, our customers deploy Wdesk to serve as a single system of record for critical data, reduce risk and operational costs, and increase efficiency. As of December 31, 2015, we provided our solutions to more than 2,500 enterprise customers, including 65% of the Fortune 100 and more than 65% of Fortune 500 companies.
Enterprises often struggle to manage, report, analyze and understand their ever-expanding volume of data. Many organizations are required to report an increasing amount of disparate information to a variety of regulators and other stakeholders, straining organizations’ ability to produce consistent data and reports. Legacy processes and disconnected technologies are inefficient at helping users find, understand and report the most critical and relevant information on a timely basis. Organizations often rely on manual processes, large teams and a variety of point solutions, such as business productivity, email and general-purpose collaboration software. Exacerbating these challenges is the continued growth in size and complexity of many enterprises, with employees and data spread around the world. The stakes for enterprises are high; reporting incorrect, incomplete or untimely information increases the risks of poor decision-making, legal liability, reputational damage and a weakened competitive position.
Workiva empowers organizations to address these challenges by providing a cloud-based productivity platform that we believe is fundamentally changing the way people work. Our Wdesk productivity platform allows multiple users to simultaneously create, review and publish data-linked documents and reports with greater control, accuracy and productivity than ever before. Further, Wdesk gives users the ability to change their processes along the way, further increasing efficiency and streamlining outdated legacy processes and methods.
We offer our customers solutions in the areas of compliance, risk, finance, accounting and audit management. Underlying these solutions is our scalable, enterprise-grade data engine that collects, aggregates and manages our customers’ unstructured and structured data.
Wdesk allows users to work anytime from anywhere with an internet connection, enabling them to:

•	Create trusted datasets that are linked and aggregated throughout Wdesk documents, spreadsheets, presentations and reports.

•	Control access to datasets, reports and workflows throughout the organization and with external stakeholders.

•	Collaborate among thousands of users working in real time on a secure, cloud-based platform.

•	Streamline and Automate Business Processes with Wdesk, saving time and resources.

•	Present critical data and reports to internal and external constituents.

•	Decide with confidence based on trusted data and reports, enabling better and faster decision-making.

Wdesk allows users to define, automate and change their business processes in real time for what they need, when they need it, with little or no involvement from IT personnel. Our proprietary data engine includes live-linking technology that enables users to automatically propagate any changes to data, including numbers, text, charts and graphics, across every instance in which that data appears in the Wdesk platform. Live-linking allows customers to use trusted data to more quickly and accurately produce and update business reports and other documents. Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by any user over time. Control is robust, with customized permissions at a granular level for each user to create, review and edit specific sections of documents that relate directly to them.
In March 2010, we released our first software solution, which focused on streamlining reporting to the Securities and Exchange Commission (“SEC”). SEC filings, such as Form 10-K, Form 10-Q and proxy statements, are lengthy and complex documents that require significant collaboration across multiple business functions and external constituents, including auditors and lawyers. Our SEC solution enables customers to automate and improve their regulatory filing process.
In March 2013, we launched our Wdesk productivity platform to respond to the growing demand from our customers to use Wdesk for work beyond SEC reporting. We have continued to add solutions to the Wdesk platform over time by identifying markets where Wdesk can address a wide range of critical business challenges for our customers. We employ a rigorous process to validate and prioritize new markets based on the number of customers that could benefit from a new solution and our assessment of Wdesk’s ability to address that challenge.
Today, we offer Wdesk solutions in the following markets:

•	Finance and accounting

•	Sarbanes-Oxley Act (SOX)

•	Audit

•	Risk
The efficiency of the Wdesk platform allows us to leverage new products into adjacent markets. For example, we are marketing features in our data platform that we developed for the SOX market to users in the audit market.
Our technology is enterprise grade and developed to perform at scale. Wdesk utilizes Google Cloud Platform and Amazon Web Services, which enable us to scale our compute and storage capacity on an as-needed basis. We can deploy incremental changes to our customers on a daily basis by employing a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process. As a result, all of our customers access the latest version of our platform, and upgrades are applied with minimal disruption to ongoing operations. In addition, in order to keep our customers’ data secure, we have developed advanced data security protocols that augment the standard security of the Google and Amazon cloud services. Our architecture has scalability for global enterprises, as well as advantages in reliability and cloud delivery.
Our “land-and-expand” sales strategy focuses on acquiring new customers and growing our existing customer relationships by using a direct-sales model. In addition, our customer success and professional services teams help our account managers grow our existing customer relationships by providing advice and best practices that enable users to harness the full power of Wdesk. We believe our sales strategy positions us to build relationships over time as we add new users and solutions and expand to additional markets and geographies.

Many of the largest and most demanding enterprises in the world are our customers. We have a broadly diversified customer base; our largest customer represented less than 2% of our revenue in 2015. We believe that we have exceptional customer satisfaction, as evidenced by our subscription and support revenue retention rate of 95.8% (excluding add-on seats) at the December 2015 measurement date. Our subscription and support revenue retention rate including add-ons was 112.5% at the December 2015 measurement date.
We have experienced high revenue growth since the release of our first solution in March 2010. Our revenue increased from $14.9 million in 2011 to $145.3 million in 2015, representing a 77% compound annual growth rate. We incurred a net loss of $29.5 million in 2013, $41.2 million in 2014 and $43.4 million in 2015. Approximately 80% of our revenue in 2015 was derived from subscription and support fees, with the remainder from professional services.
Our Industry
Key Industry Trends are Driving a Fundamental Shift in How Enterprises Collect, Manage, Report and Analyze Critical Data.
Explosion of Data. According to IDC, the data universe will double every two years from 2013 to 2020. Data is often spread across hundreds of different sources and stored in conflicting formats. While many enterprises maintain data in a structured enterprise resource planning (ERP) system, IDC estimates that more than 90% of the data created is “unstructured” data, which is defined as unorganized data that resides outside the realm of ERP. This massive increase in the amount of data throughout enterprises has complicated the decision-making process.
Increasing Regulatory Requirements. Legislation, such as SOX and the Dodd-Frank Act, has driven new reporting mandates. SOX requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their internal controls over financial reporting. Increased scrutiny from the Public Company Accounting Oversight Board (PCAOB) on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance.
Governmental agencies charged with implementing these legislative mandates and others, such as the SEC, the Canadian Securities Administrators, the Federal Reserve System, the Federal Deposit Insurance Corporation, the U.S. Department of Energy and the U.S. Environmental Protection Agency, continue to issue regulations that implement new and increase existing reporting requirements. Regulators are also implementing new, industry-specific reporting requirements. For example, in recent years larger financial institutions have been required to produce reports for Comprehensive Capital Analysis and Review (CCAR), Dodd-Frank Act Stress Testing (DFAST) and Resolution and Recovery Plans (RRP).
Regulators are also demanding greater standardization and structure in the data that companies report. For example, the SEC requires that public companies include “interactive data” in filed annual and quarterly reports so that an investor can immediately extract specific information and compare it to performance in past years, information from other companies and industry averages. The SEC implemented its interactive data mandate by requiring companies to tag the financial data in their filings using XBRL (eXtensible Business Reporting Language), which is a royalty-free, international format designed specifically for business information. XBRL provides a unique, electronically readable tag for each individual disclosure item within business reports. We expect the use of XBRL in the United States to continue to grow, as the Digital Accountability and Transparency Act of 2014 (DATA Act) mandates a common format for data reported to the U.S. Department of Treasury and Office of Management and Budget. In addition, XBRL tagging of filings is now required by a number of regulatory agencies outside the United States, including the Committee of European Banking Supervisors (CEBS), the United Kingdom’s HM Revenue & Customs (HMRC), and Companies House in Singapore.
Increasing Management Oversight. Enterprises are under increasing pressure to report a growing amount of information to internal management teams, boards of directors, internal and external auditors, and other stakeholders. We believe that data needs to be collected, reported and analyzed more rapidly than ever before. Management teams are increasingly focused on leveraging data to support critical decisions. At the same time, boards of directors are pressing organizations to improve transparency in order to better fulfill their fiduciary duties. In addition, the U.S. Department of Justice has announced an initiative to increase its efforts to hold individuals, not just corporate entities, responsible for corporate misdeeds, both criminal and civil.
Structural Shifts in Workforce Organization. Market dynamics and the globalization of enterprises have changed the way people work. Organizations are becoming increasingly global, with employees geographically distributed to support strategic and business needs. Workforce flexibility initiatives have resulted in more employees working remotely.
Consumerization of Enterprise IT. Technical advancements in smart phones and tablets have enabled the proliferation of mobile devices across the enterprise. Enterprise cloud-based solutions are becoming increasingly common and are enabling employees to work from anywhere with an internet connection, often from a mobile device. The rapid advancement of consumer applications, particularly social media, have raised expectations for enterprise technology as employees expect their workplace technology to achieve the same level of functionality, performance and ease of use as the consumer technology that permeates their daily lives.
Legacy Business Processes and Solutions Are Insufficient for the Requirements of Modern Enterprises.
For many enterprises, the process of compiling, reporting and analyzing critical data has been manual, repetitive and error-prone. Large enterprises often employ hundreds or even thousands of people to manually collect data and to create and update rolling versions of draft documents and underlying spreadsheets using legacy business productivity software and niche point solutions.  Modern enterprises require a level of real-time collaboration, security and control that we believe outdated business productivity software and point solutions do not deliver. Shortcomings of legacy business processes and solutions include the following:
Access to resources is restricted. Traditional solutions require employees to be physically present at, or remotely logged into, a machine with the required technology and access permissions. Enterprise remote networks can be plagued by connection and performance challenges. These impediments restrict productivity as employees attempt to complete work at home and while traveling and often lead to unapproved workarounds that may expose sensitive data.
Collaboration is inefficient and risky. Traditional office software requires one person to work on one version of a presentation or report at one time. This rigidity creates challenges as concurrent versions lead to a tedious and time-consuming reconciliation process. Collaboration requires opening and closing, saving and sending, and communicating outside the document rather than inside the document, all of which add time to document creation and risk to document integrity.
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
Edits are error prone and lack audit trails. Traditional software does not permit linking references to a single source, so when a change is made it does not flow throughout the document or related documents. The integrity of a group of related presentations and reports is at risk every time a number is edited, and worker productivity is lost in a cycle of implementing edits and reviewing for errors. Traditional solutions do not offer visibility into the lineage of changes to a document. Audit trails often consist of unsatisfactory solutions, such as tracked changes, which can be turned off; in-line comments, which are cumbersome to manage; and rolling versions, which lead to inefficient workflows and reconciliation.
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
Widely Accessible Cloud-based Collaboration Platform. Our platform enables multiple users to draft, edit and comment within the same Wdesk document, spreadsheet, presentation or report at the same time from any location with internet access. Our suite of intuitive applications provides users with an experience that builds on familiar business productivity applications. Users are able to edit, comment and respond, allowing collaboration in real time. Users are also empowered with a complete picture of progress in real time, helping managers to track completion and users to synchronize sections assigned to them with sections assigned to others.
Evidence Management Paper Trail for SOX. Wdesk can significantly improve how companies document and test their internal controls over financial reporting required by SOX. With Evidence Management for Wdesk, internal audit and SOX compliance teams can digitally embed and annotate evidence in work papers with a complete audit trail. This expanded functionality, which was released in April 2015, is an important step in creating evidence-based risk management, which helps our customers better identify, assess and mitigate risks.
Digital Support Binders for SEC Reporting. Public company boards of directors, auditors and regulators require proof of data in annual and quarterly reports to the SEC. Wdesk Digital Support Binders, introduced in September 2015, allows SEC reporting teams to digitally attach and annotate a variety of substantiating documents to their financial reports.
Trusted Ecosystem for Critical Business Data. Our platform captures a complete history of a document’s lineage, from the most granular edit to a spreadsheet cell formula to key document milestones. At the same time, Wdesk gives document owners the ability to manage document permissions down to a single section of a document. The ability to control access and user permissions with this level of granularity enables document owners to respond to evolutions in team composition and collaboration requirements. Ultimately, the robust audit and access control capabilities create transparency, accountability, integrity and confidence in the data creation and report generation workflows.
Enterprise Grade and Built for Scale. Our cloud platform allows enterprises to implement and rapidly scale users and solutions within hours, regardless of how large or complex. Our customers can access and deploy our service without the need to install and maintain costly infrastructure hardware and software necessary for on-premise deployments.
Secure Architecture. An independent auditor other than our independent registered public accounting firm conducts an annual examination of our security controls using the widely recognized SSAE 16 SOC 1 Type II standard. This standard is designed to determine whether a company that is a host and processor of customer information has controls and safeguards that are suitably designed and effectively operating. In addition to the physical, operational and infrastructure security precautions provided by our technology partners, Google and Amazon, we work to protect our customers’ data using enterprise-grade, cutting-edge security measures. These measures include static and dynamic multi-factor authentication methods, strong encryption in-transit and at-rest and the adoption of aggressive web technologies, such as HTTP Strict Transport Security and Content Security Policies, to protect customers from the most common threat vectors. Wdesk undergoes multiple security assessments each year by our customers and independent security firms.
Ability to Dynamically Define and Change Business Processes. Wdesk frees users from the confines of traditional business processes by allowing them to dynamically define processes on-demand to support evolving business needs. Wdesk enables multiple users to work in concert, allowing teams to redefine workflows and business processes without the traditional challenges of data integrity, personnel limitations and legacy software limitations. Users can make progress on different sections at different paces and redefine the workflow as needed to adapt to circumstances specific to the production of a single document or report. At the same time, managers gain an added level of insight into organizational dependencies, enabling them to reassign workflow and resources to further increase efficiency and reduce operational cost.

Benefits of Our Solution
The key benefits of using our Wdesk software solutions are recognized by a wide range of decision-makers and other users across our customers’ organizations.
Benefits to Our Customers Who Are Decision-Makers
Reduce Risk. Managers rely on Wdesk to help them make better decisions. Through the use of linked data, decision-makers can trust that Wdesk presentations and reports are up to date and consistent, reducing the risk of making decisions based on incorrect data or reporting incorrect data externally. In addition, Wdesk ensures that presentations and reports are published using the correct business rules, formats and XBRL protocols.
Improve Data Transparency. Numbers, text, charts and graphics in presentations and reports can be linked inside Wdesk, which becomes an organization’s central repository for critical data, or “single source of truth.” Each data point has its own history of changes, or data lineage. Decision-makers at our customers benefit from the ability to drill down into each discrete data point, which increases data transparency, visibility and, therefore, trust of critical business data across an organization.
Report with Greater Frequency. Many critical presentations and reports are published infrequently due to the difficulties associated with collecting data, compiling inputs across teams, and incorporating reviews, comments and revisions. Within the Wdesk platform, documents, data and graphics remain linked, allowing presentations and reports to be easily updated, synchronized and published with greater frequency.
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
Benefits to Our Customers Who Are End Users
Ubiquitous Access. Users can access our Wesk platform through a web-based interface and through our mobile application anywhere an internet connection is available. By providing flexible access to Wdesk, end users can be productive at their workplace, in their homes or on-the-go.
Faster Time to Value. Wdesk is designed to be deployed in hours or days with little or no involvement from a customer’s IT organization. The Wdesk user interface is highly intuitive and can be learned by end users quickly, enabling new users to make immediate contributions to presentations and reports.
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

Our Growth Strategy
We strive to change the way businesses collect, link, manage, report and analyze critical business data. Key elements of our growth strategy include:
Pursue New Customers. Our first software solution enabled customers to automate and improve their SEC regulatory filing process. In 2013, we began expanding into additional markets that are faced with managing large, complex processes with many contributors and disparate sets of business data. We now sell to new customers in the areas of finance, accounting, compliance, risk and audit management. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
Generate Growth From Existing Customers. Wdesk exhibits a powerful network effect within an enterprise, whereby the usefulness of our platform increases as the number of users and the data that resides in it grows. As more employees of our customers use Wdesk, additional opportunities for collaboration drive demand among their co-workers for add-on seats. This expansion includes (1) adding users for solutions already in use by a customer, and (2) adding users for new solutions within current customers’ organizations. Examples include SOX compliance reporting, CCAR reporting and Resolution and Recovery Plans.
Extend Our Suite of Solutions. We intend to introduce new solutions to continue to meet growing demand for the creation, collaboration, presentation and analysis of critical business data. Our close and trusted relationships with our current customers are a source of new use cases, features and solutions for our solution roadmap. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability, a strong value proposition and a high return on investment for both Workiva and our customers. Our solution strategy and advance planning groups assess customer needs and conduct industry-based research, market and domain analysis and prototype development. This process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.
Expand Our International Footprint. For the year ended December 31, 2015, we generated approximately 94% of our revenue in the United States. However, the growth drivers for our solution are similar in other parts of the world, including the need to reduce errors and risk, improve efficiency and respond to increasing regulatory requirements. For example, European public companies are subject to regulation similar to SOX. Accordingly, we plan to increase our sales presence in Europe.
Continue to Innovate. We believe we are the first integrated platform technology company to build a secure data ecosystem to manage structured and unstructured critical business data that spans data collection, reporting and decision-making. Because of the strength of our platform, our customers increasingly use Wdesk as their central repository for “as reported data” and often regard Wdesk as their organization’s “single source of truth.”
At our user conference in September 2015, we announced upcoming developments in Wdesk, including an advanced platform for SOX controls management and next-generation workbooks that will be able to handle millions of rows of data at high speeds. We plan to provide Wdesk users with even more effective ways to capture, store and connect data, and to manage workflow and documents. Wdesk enhancements in development include an extremely intuitive user experience, with improved collaboration, history and cross-sheet formula features.

Wdesk Product Platform
Our Wdesk product platform includes solutions that enable enterprises to collect, link, manage, report and analyze their critical data. Each solution is marketed for specific use cases and shares the same underlying Wdesk technology. Our solutions and related use cases include the following:

Finance and Accounting
In the finance and accounting market, we sell Wdesk to public and private companies that use our productivity platform to prepare and file regulatory reports, create internal and external management reports, and create investor communications. We developed our integrated compliance reporting solution to give customers control over the entire SEC reporting process, from data collection to document drafting through filing. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system and the ability to perform XBRL tagging. Canadian issuers can use our compliance reporting solution to draft and file reports on Canada’s System for Electronic Document Analysis and Retrieval (SEDAR). Our compliance reporting solution also enables customers to create press releases, slide presentations and other investor relations materials with data linked to the corresponding filing.
Additionally, teams across enterprises are increasingly being asked to create complex financial and managerial reports to better drive real-time business decisions. Our management reporting solution is designed to improve the integrity and accuracy of management reports and the productivity of employees engaged in these reporting workflows. Use cases for our management reporting solution for public, private, governmental and non-profit enterprises include: strategic planning, budget and forecasting; board committee and quarterly reporting; C-Suite reporting; monthly operation and flash reports; and annual audit reports.

Wdesk is also adaptable to state and local government agencies and educational organizations – known as the SLEd market – because these organizations must collect, manage and report very similar data as the thousands of public and private companies that are using Wdesk. For example, state and local agencies use Wdesk to compile Comprehensive Annual Financial Reports (CAFR), which combine narrative information with agency data to meet Government Accounting Standards Board (GASB) accounting standards and SEC Rule 15c2-12. CAFR reports are very similar to the annual report on Form 10-K that public companies must file with the SEC. Additionally, OMB Circular A-133 requires agencies to create and submit a Schedule of Expenditure of Federal Awards (SEFA). Our SLEd customers can use Wdesk to collect and manage program data for this schedule in a controlled and auditable workspace.
Sarbanes-Oxley Act (SOX)
In the second quarter of 2014, we began selling Wdesk in the Sarbanes-Oxley Act (SOX) market to increase efficiency in documenting, implementing and assessing internal controls over financial reporting as required under the Act. SOX requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their internal controls over financial reporting. Increased scrutiny from the Public Company Accounting Oversight Board on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance. With Wdesk, our customers can collect data from multiple departments, centralize that information in a linked platform, create and track process narratives and flows with co-workers, and embed evidence in internal audit work papers.
Audit
We sell Wdesk to people who work in the broad-based Audit Management market because they often collaborate with colleagues working in SOX and risk across an organization. Audit management, which includes audit risk assessments, the audit planning process and the internal audit group, faces the same challenges in managing and documenting information from disparate departments. Wdesk allows simultaneous collaboration with control, accountability and documentation of internal controls over financial reporting that is essential to auditors, executives and boards. Audit management, which is a subset of a much larger market that is defined as Governance, Risk and Compliance (GRC), extends throughout an organization, organically drawing in Wdesk users from a wide range of departments.
Risk
Ever-changing regulations and mandates are driving complexity in risk reporting, which is often carried out by teams scattered across different departments and geographies. We market Wdesk to address two types of risks: regulatory risk and enterprise risk. Examples of regulations driving the need for our regulatory risk solution are the Dodd-Frank Act, Basel III, Capital Requirements Regulation (CRR) and Capital Requirements Directive (CRD). Wdesk regulatory risk use cases include: resolution and recovery plans (RRP), comprehensive capital analysis and review (CCAR), Dodd-Frank Act stress testing (DFAST), and own risk and solvency assessment (ORSA), which is primarily used by insurance companies.
With Wdesk, risk management practices can be integrated throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent compliance. Therefore, we also sell Wdesk for Enterprise Risk Management (ERM) as a solution for enterprises to identify systemic risks, determine risk probabilities, assess risk magnitude and plan strategic responses. Wdesk can help business leaders make real-time ERM decisions.

Our Platform Technology
Wdesk is the cloud-based, multi-tenant technology platform upon which all Workiva software solutions run. Wdesk is built on the Google Cloud Platform and Amazon Web Services and is composed of proprietary and open-source technologies. Users can access all Wdesk solutions with any standard web browser, mobile web browsers and iPad and Android applications. We believe that the following characteristics comprise our platform’s key competitive advantages:
Easy to Deploy and Configure. The Wdesk platform can be deployed enterprise-wide within hours for new customers and can be seamlessly configured by the customer for individual employees or entire teams. Because our solutions are browser-based, customers avoid costly, time-intensive deployments typically associated with enterprise software.
High Performance. The performance of the Wdesk technology platform has been tested and proven by some of the largest, most demanding enterprises in the world. Our platform is built for organizations of all sizes. The architecture, design, deployment and management of our solutions are focused on enterprise-grade scalability, availability and security. Our underlying code base of over 10 million lines of code is continually optimized in order to ensure high performance for our users.
Always On. Our customers are highly dependent on our solutions for their reporting and performance management needs. As a result, Wdesk is designed as an “always on” service. Additionally, constant customer collaboration and development iteration allows us to release a new version of Wdesk nearly every business day, without the need for our customers to use costly IT resources.
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
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. Wdesk employs stringent data security, reliability, integrity and privacy practices. In addition to our regular customer security assessments, we aggressively test the security of our operations by subjecting it to continuous and ongoing penetration and vulnerability testing (manual and automatic, internal and third-party). The quality of our data security efforts is validated by our annual completion of an independent audit process using the SSAE 16 SOC 1 Type 2 standard.
Research and Development
Our research and development team is distributed among twelve office locations in North America and Europe, including our headquarters in Ames, Iowa.
Our research and development efforts are focused on improving the Wdesk platform for broad use across all of our solutions, rather than developing custom use cases or vertically focused features. Our development teams can deploy incremental changes to our platform for our customers on a daily basis. We employ a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process. Our spending on research and development was $50.5 million in 2015, $44.1 million in 2014, and $34.1 million in 2013. Our investment in research and development has grown as we have been increasing headcount to dedicate more resources to the continued addition of new features to our platform and to developing the next generation of Wdesk.
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
Our Customers
Workiva is trusted by thousands of organizations, including global enterprises with hundreds of thousands of employees. As of December 31, 2015, we had more than 2,500 customers, including 65% of the Fortune 100 and more than 65% of Fortune 500 companies. Our solutions change and optimize the way our customers do their work. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 95.8% (excluding add-on seats) as of the December 2015 measurement date. Our subscription and support revenue retention rate including add-on seats was 112.5% as of the December 2015 measurement date.
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
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and growing our existing customer relationships. We believe that we have penetrated only a small fraction of our market opportunity, and we intend to continue investing in sales and marketing to drive growth.

Sales
Our sales organization is responsible for generating new customer opportunities and managing add-on sales. We believe our direct-sales approach allows us to effectively reach customers and prospects in a way that allows us to maintain control over the contract terms and build lasting relationships with our users. Our sales organization comprises business development managers, new account managers and current account managers, all of whom are responsible for achieving quotas.
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
We expect to continue to build our sales headcount in our current markets, as well as expand our sales footprint into selected countries where we see a demand for our solutions. To achieve this growth, we plan to continue to hire energetic and motivated sales people with experience in large enterprise software sales organizations. We believe that our approach to hiring sales people, along with a progressive training, culture and compensation package will allow us to retain sales talent and continue to drive growth.
Marketing
Our marketing organization comprises three segments: advance planning, product marketing and outbound corporate marketing. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. Our product marketing team develops our go-to-market strategy on a per-solution basis. They focus on enabling our sales team with profiles of typical buyers, key messages, value propositions, competitive analysis and sales strategies. They also develop industry-level marketing messages and manage industry analyst relations. Our outbound corporate marketing team focuses on organic demand generation by building market awareness of our platform and solutions, generating customer leads and managing our brand equity and customer loyalty. This team is also responsible for digital and print campaigns and sponsoring events and professional organizations, including the SEC Professionals Group and the SOX and Internal Controls Professionals Group. Additionally, the outbound marketing team hosts our annual user conference, The Exchange Community (TEC). TEC brings our customers together with our developers, professional services and customer success managers to learn and collaborate. TEC is our largest user event each year and features sessions with industry leaders, business networking events and opportunities to share ideas for enhancements and use cases.
Professional Services and Customer Success
We believe our professional services and customer success teams are essential elements of our long-term success and differentiate our service from our competitors.
Professional Services. Professional Services include initial setup of documents; XBRL mapping, tagging and review; best practices implementation; and business process consulting. Our XBRL team is primarily composed of people with accounting or financial reporting experience. They work with our customers to perform XBRL mapping, tagging and review services. We also employ a team of Solution Architects who offer consulting services to customers to improve and streamline their Wdesk-related business data processes.
Customer Success. Our customer success teams support our customers with in-depth knowledge and continuity for each customer’s use of Wdesk. Our customer success managers provide 24/7 live customer support via phone, digital messaging and web-based conferencing. Each customer has an assigned customer success manager who is accountable for that customer’s satisfaction. We provide intensive training to our customer success employees and segment them for each solution and market focus. We have an in-house, e-learning curriculum called “The Learn Center” for professional services and customer success employees to continue to develop skills related to Wdesk products, key markets and solution areas, management and compliance. The Learn Center also helps our employees stay current with industry and technology issues. In addition, we pay for employees to maintain professional certifications and licenses that are important to our customers, and we host regular company-wide employee education sessions on business, industry, technology and workplace topics.
Intellectual Property
Our intellectual property and proprietary rights are important to our business. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions.
As of December 31, 2015, we had 13 issued patents and 24 patent applications pending in the United States relating to our platform. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Employees
As of December 31, 2015, we had 1,122 full-time employees. Our headcount as of December 31, 2015 increased 18% from our headcount as of December 31, 2014. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
Corporate Information
The Company was formed in California in August 2008 as WebFilings LLC. In July 2014, we changed our name to Workiva LLC, and we converted into a Delaware limited liability company in September 2014. On December 10, 2014, Workiva LLC was converted into a Delaware corporation and renamed Workiva Inc. Our principal executive offices are located at 2900 University Boulevard, Ames, Iowa 50010, and our telephone number is (888) 275-3125. Our website address is www.workiva.com.
Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the following risks and all of the other information contained in this report, including our consolidated financial statements and related notes, before investing in any of our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks, or other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
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
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $43.4 million in fiscal 2015, $41.2 million in fiscal 2014 and $29.5 million in fiscal 2013. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
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
We experienced revenue growth rates of 29%, 32% and 61% in fiscal 2015, 2014 and 2013, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
Failure to manage our growth may adversely affect our business or operations.
Since 2010, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business rapidly over the next several years. This growth places a significant strain on our management team and employees and on our operating and financial systems. To manage our future growth we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 109 employees as of December 31, 2010 to more than 1,120 employees as of December 31, 2015. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

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
To date, we have derived a substantial majority of our revenue from customers using our Wdesk platform for SEC filings. Our sales and marketing of Wdesk for regulatory risk, SOX, enterprise risk management and audit management is relatively new, and it is uncertain whether these areas will achieve the level of market acceptance we have achieved in the SEC filing market. Further, the introduction of new solutions beyond these markets may not be successful. Because it is our policy not to view actual customer data unless specifically invited by a customer to do so, we are unable to determine with any certainty how customers are using our platform and may not be able to determine with certainty the extent to which our new solutions are being utilized by customers. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
Labor is our primary operating expense. As of December 31, 2015, we employed 1,122 full-time employees. For the fiscal year ended December 31, 2015, labor-related expense accounted for approximately 70% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in employee benefit costs. If labor-related expenses increase, our operating expense could increase, which would adversely affect our business, financial condition and results of operations.
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
We have historically experienced seasonal variations in our revenue from professional services as many of our customers employ our professional services just before they file their Form 10-K in the first calendar quarter. As of December 31, 2015, approximately 79% of our SEC customers report their financials on a calendar year basis. While we expect our professional services revenue to become less seasonal as our non-SEC offerings grow, a significant portion of our revenue may continue to reflect seasonality, which makes it difficult to predict our future operating results. As a result, our operating and financial results could differ materially from our expectations and our business could suffer.
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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2015, we had 13 issued patents and 24 patent applications pending in the United States, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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
Promotion and enhancement of our name and the brand names of our solutions depends largely on our success in being able to provide high quality, reliable and cost-effective solutions. If customers do not perceive our solutions as meeting their needs, or if we fail to market our solutions effectively, we will likely be unsuccessful in creating the brand awareness that is critical for broad customer adoption of our solutions. That failure could result in a material adverse effect on our business, financial condition and operating results.
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
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward-looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since shares of our Class A common stock were sold in our initial public offering in December 2014 at a price of $14.00 per share, our Class A common stock’s daily closing price on the New York Stock Exchange has ranged from $10.99 to $18.75 through February 26, 2016.
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
The price of our Class A common stock could decline if there are substantial sales of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. All of the shares of Class A common stock sold in our initial public offering are freely tradeable without restrictions or further registration under the Securities Act of 1933, as amended (Securities Act), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. In addition, the shares of Class A common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans are eligible for sale to the public, subject to certain legal and contractual limitations. The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.
The dual class structure of our common stock has the effect of concentrating voting control with our executives and their affiliates.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2015, the holders of shares of our Class B common stock collectively beneficially owned shares representing approximately 80% of the voting power of our outstanding capital stock. Our executive officers collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.
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
Because we are an emerging growth company, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2015. If a material weakness or significant deficiency arises and our qualification as an emerging growth company expires before we have remediated the weakness or deficiency, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal controls over financial reporting.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” upon the earliest of (i) December 31, 2019, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the date on which we qualify as a “large accelerated filer” with at least $700 million of equity securities held by non-affiliates. We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in eleven U.S. cities located in Arizona, Colorado, Florida, Georgia, Illinois, Montana, New York, Texas and Washington. Internationally, we lease offices in Ontario and Saskatchewan, Canada, the Netherlands, and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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

	Prices
	High	Low
Year ended December 31, 2015
First quarter	$16.53	$12.25
Second quarter	$15.00	$12.69
Third quarter	$16.34	$12.83
Fourth quarter	$18.80	$14.94
Year ended December 31, 2014
Fourth quarter (from December 12, 2014)	$14.74	$13.04
Our Class B common stock is not listed or traded on any stock exchange.
Stockholders
As of December 31, 2015 there were approximately 312 stockholders of record of our Class A common stock as well as 13 stockholders of record of our Class B common stock.
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
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 12, 2014, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

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

Item 6.    Selected Consolidated Financial Data
The following selected consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated financial data for the years ended December 31, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Operations Data

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share information)
Revenue
Subscription and support	$116,288	$91,317	$65,164	$34,702	$10,925
Professional services	28,984	21,377	19,987	18,236	3,939
Total revenue	145,272	112,694	85,151	52,938	14,864
Cost of revenue
Subscription and support(1)	22,559	21,182	15,129	9,262	3,332
Professional services(1)	17,645	12,696	9,520	9,780	3,063
Total cost of revenue	40,204	33,878	24,649	19,042	6,395
Gross profit	105,068	78,816	60,502	33,896	8,469
Operating expenses
Research and development(1)	50,466	44,145	34,116	18,385	6,865
Sales and marketing(1)	69,569	53,498	41,067	27,537	10,657
General and administrative(1)(2)	28,716	19,783	14,601	16,177	5,306
Total operating expenses	148,751	117,426	89,784	62,099	22,828
Loss from operations	(43,683)	(38,610)	(29,282)	(28,203)	(14,359)
Interest expense	(2,025)	(2,044)	(366)	(1,521)	(268)
Other income and (expense), net(3)	2,302	(468)	104	(861)	18
Loss before provision for income taxes	(43,406)	(41,122)	(29,544)	(30,585)	(14,609)
(Benefit) provision for income taxes	(7)	32	—	—	—
Net loss	$(43,399)	$(41,154)	$(29,544)	$(30,585)	$(14,609)
Net loss per common share:
Basic and diluted	$(1.09)	$(1.28)	$(0.94)	$(1.16)	$(0.60)
Weighted average common shares outstanding - basic and diluted	39,852,624	32,156,060	31,376,603	26,390,099	24,516,706

(1) Stock-based compensation expense included in these line items is as follows:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue
Subscription and support	$363	$502	$200	$80	$64
Professional services	349	337	171	144	96
Operating expenses
Research and development	1,924	1,757	762	194	188
Sales and marketing	1,727	1,241	799	293	213
General and administrative(2)	6,637	3,548	1,438	7,418	767
Total stock-based compensation expense	$11,000	$7,385	$3,370	$8,129	$1,328
(2) One-time grants of immediately vested appreciation units to two managing directors significantly increased general and administrative cost in the year ended December 31, 2012.
(3) During December 2015, we resolved all contingencies associated with a government grant agreement resulting in higher government grant income recorded to “Other income and (expense), net” for the year ended December 31, 2015. See Note 5, Commitments and Contingencies, to the Consolidated Financial Statements.
Consolidated Balance Sheet Data

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$58,750	$101,131	$15,515	$24,979	$10,029
Working capital, excluding deferred revenue and deferred government grant obligation	70,520	94,740	19,926	28,063	12,046
Total assets	143,895	164,551	73,944	53,522	19,345
Deferred revenue, current and long term	63,338	56,276	36,385	18,165	9,428
Total current liabilities	84,084	66,730	43,425	26,404	14,485
Total non-current liabilities	34,092	42,002	37,306	14,971	15,189
Total stockholders’ equity	25,719	55,819	—	—	—
Total members’ equity (deficit)	—	—	(6,787)	12,147	(10,329)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Workiva created Wdesk, a cloud-based productivity platform for enterprises to collect, link, report and analyze business data with control and accountability. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported, analyzed and understood more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy Wdesk to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency. As of December 31, 2015, we provided our solutions to more than 2,500 enterprise customers, including 65% of the Fortune 100 and more than 65% of Fortune 500 companies.
    Our Wdesk productivity platform allows multiple users to simultaneously create, review and publish data-linked documents and reports with greater control, accuracy and productivity than ever before. We offer our customers solutions for compliance, risk, finance, accounting and audit management. Underlying these solutions is our scalable, enterprise-grade data engine that collects, aggregates and manages our customers’ unstructured and structured data.
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.8% (excluding add-on seats) for the twelve months ended December 31, 2015.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,122 at December 31, 2015 from 953 at December 31, 2014, an increase of 17.7%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $145.3 million in 2015 from $112.7 million in 2014, an increase of 28.9%. We incurred net losses of $43.4 million and $41.2 million in 2015 and 2014, respectively.

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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2015, approximately 79% of our SEC customers report their financials on a calendar year basis. As our non-SEC offerings grow, we expect our professional services revenue to become less seasonal. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. In addition, we typically pay cash bonuses to employees in the first quarter, resulting in some seasonality in operating cash flow.
Key Performance Indicators

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Financial metrics
Total revenue	$145,272	$112,694	$85,151
Year-over-year percentage increase in total revenue	28.9%	32.3%	60.9%
Subscription and support revenue	$116,288	$91,317	$65,164
Year-over-year percentage increase in subscription and support revenue	27.3%	40.1%	87.8%
Subscription and support as a percent of total revenue	80.0%	81.0%	76.5%

	As of December 31,
	2015	2014	2013
Operating metrics
Number of customers	2,524	2,261	1,927
Subscription and support revenue retention rate	95.8%	97.0%	97.8%
Subscription and support revenue retention rate including add-ons	112.5%	104.1%	114.4%
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
Our subscription and support revenue retention rate was 95.8% at the December 2015 measurement date, down slightly from December 2014. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or otherwise ceasing to file SEC reports have been the largest contributing factor to our revenue attrition.
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
Our subscription and support revenue retention rate including add-ons was 112.5% at the December 2015 measurement date, up from 104.1% as of December 2014. Shifting the focus of our sales team covering existing customers toward use cases with larger target deal sizes drove most of the rate increase in 2015.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2015, 2014 and 2013, no single customer represented more than 2% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force. We also identify some sales opportunities with existing customers through our customer success and professional services teams.

Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. In 2015, we began to standardize our subscription term to one year, and over the next 24 months, we plan to convert most contracts with customers to a one-year term. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met. At December 31, 2015, deferred revenue was $63.3 million. Estimated future recognition from deferred revenue at December 31, 2015 was $55.7 million in 2016, $6.3 million in 2017, and $1.3 million in 2018.
Subscription and Support Revenue. We recognize the aggregate minimum subscription and support fees ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our SaaS solutions has been granted to the customer, the fee for the subscription and support is fixed or determinable, and collection is reasonably assured.
Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services have been related to SEC document set up and XBRL tagging, which are activities that we have undertaken thousands of times. Professional services also include consulting with our customers on business processes and best practices for using Wdesk. Our professional services are not required for customers to utilize our solution. We recognize revenue for our professional services contracts when the services are performed.
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services and customer success teams, and training personnel, including salaries, benefits, bonuses, and stock-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs. Costs of server usage are comprised primarily of fees paid to Google Cloud Platform and Amazon Web Services.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Revenue
Subscription and support	$116,288	$91,317	$65,164
Professional services	28,984	21,377	19,987
Total revenue	145,272	112,694	85,151
Cost of revenue
Subscription and support(1)	22,559	21,182	15,129
Professional services(1)	17,645	12,696	9,520
Total cost of revenue	40,204	33,878	24,649
Gross profit	105,068	78,816	60,502
Operating expenses
Research and development(1)	50,466	44,145	34,116
Sales and marketing(1)	69,569	53,498	41,067
General and administrative(1)	28,716	19,783	14,601
Total operating expenses	148,751	117,426	89,784
Loss from operations	(43,683)	(38,610)	(29,282)
Interest expense	(2,025)	(2,044)	(366)
Other income and (expense), net	2,302	(468)	104
Loss before provision for income taxes	(43,406)	(41,122)	(29,544)
(Benefit) provision for income taxes	(7)	32	—
Net loss	$(43,399)	$(41,154)	$(29,544)

(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue
Subscription and support	$363	$502	$200
Professional services	349	337	171
Operating expenses
Research and development	1,924	1,757	762
Sales and marketing	1,727	1,241	799
General and administrative	6,637	3,548	1,438
Total stock-based compensation expense	$11,000	$7,385	$3,370

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2015	2014	2013
Revenue
Subscription and support	80.0%	81.0%	76.5%
Professional services	20.0	19.0	23.5
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.5	18.8	17.8
Professional services	12.1	11.3	11.2
Total cost of revenue	27.6	30.1	29.0
Gross profit	72.4	69.9	71.0
Operating expenses
Research and development	34.7	39.2	40.1
Sales and marketing	47.9	47.5	48.2
General and administrative	19.8	17.6	17.1
Total operating expenses	102.4	104.3	105.4
Loss from operations	(30.0)	(34.4)	(34.4)
Interest expense	(1.4)	(1.8)	(0.4)
Other income and (expense), net	1.6	(0.4)	0.1
Loss before provision for income taxes	(29.8)	(36.6)	(34.7)
Provision (benefit) for income taxes	—	—	—
Net loss	(29.8)%	(36.6)%	(34.7)%

Revenue
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,		Period-to-period change
	2015	2014	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$116,288	$91,317	$24,971	27.3%
Professional services	28,984	21,377	7,607	35.6%
Total revenue	$145,272	$112,694	$32,578	28.9%
Total revenue increased $32.6 million in 2015 compared to 2014 due primarily to the increase in subscription and support revenue of $25.0 million. The acceleration of growth in professional services revenue was attributable mainly to increased consulting and services related to our SOX and risk use cases. Of the total increase in subscription and support revenue, 28.0% represented revenue from new customers acquired after December 31, 2014 and 72.0% represented revenue from existing customers at or prior to December 31, 2014. The total number of our customers increased 11.6% from December 31, 2014 to December 31, 2015.
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,		Period-to-period change
	2014	2013	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$91,317	$65,164	$26,153	40.1%
Professional services	21,377	19,987	1,390	7.0%
Total revenue	$112,694	$85,151	$27,543	32.3%
Total revenue increased $27.5 million in 2014 compared to 2013 due primarily to the increase in subscription and support revenue of $26.2 million. Of the total increase in subscription and support revenue, 28.6% represented revenue from new customers acquired after December 31, 2013, and 71.4% represented revenue from existing customers at or prior to December 31, 2013. The total number of our customers increased 17.3% from December 31, 2013 to December 31, 2014.
Cost of Revenue
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,		Period-to-period change
	2015	2014	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$22,559	$21,182	$1,377	6.5%
Professional services	17,645	12,696	4,949	39.0%
Total cost of revenue	$40,204	$33,878	$6,326	18.7%

Cost of revenue increased $6.3 million in 2015 compared to 2014, attributable primarily to an increase in cash-based employee compensation, benefits, and travel costs of $4.0 million, offset partially by a decline in stock-based compensation of $0.1 million. Also, the cost of subscription-based software increased $0.2 million and other support costs rose $1.1 million. Headcount growth in the professional services team was the primary driver of these software, support, and personnel-related costs. The decline in stock-based compensation during 2015 was attributable primarily to a one-time grant of stock options with immediate vesting in January 2014. Expenses related to subscription and support rose 6.5% in the year ended December 31, 2015 compared to the same period a year ago, due in part to additional server usage of $1.3 million, as customer usage of our platform grew. The modest growth in expenses related to subscription and support resulted from an initiative to moderate the growth of headcount devoted to customer success. Professional services expense expanded 39.0% in the year ended December 31, 2015 versus the same period a year ago due to an increase in full-time equivalents and employee compensation to handle the growing demand for services related to our newer use cases.
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,		Period-to-period change
	2014	2013	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$21,182	$15,129	$6,053	40.0%
Professional services	12,696	9,520	3,176	33.4%
Total cost of revenue	$33,878	$24,649	$9,229	37.4%
Cost of revenue increased $9.2 million in 2014 compared to 2013, attributable primarily to increased employee compensation, benefits, and travel costs of $7.1 million, and additional stock-based compensation of $0.5 million. Headcount growth in the customer success and professional services teams was the primary driver of these personnel-related costs. In anticipation of seasonal demand for professional services in the first quarter of 2015, we increased hiring and training in the second half of 2014 with the goal of maintaining a more sustainable utilization rate. In addition, the cost of server usage increased $1.1 million during 2014 compared to 2013 as customer usage of our platform grew.
Operating Expenses
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,		Period-to-period change
	2015	2014	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$50,466	$44,145	$6,321	14.3%
Sales and marketing	69,569	53,498	16,071	30.0%
General and administrative	28,716	19,783	8,933	45.2%
Total operating expenses	$148,751	$117,426	$31,325	26.7%
Research and Development
Research and development expenses increased $6.3 million in 2015 compared to 2014 due primarily to higher employee compensation, benefits, and travel costs of $6.2 million. In addition, other support costs rose $0.6 million primarily due to higher headcount. Consulting fees decreased $0.7 million, as we brought some previously outsourced consulting work in-house. In addition, we have been dedicating more resources to developing the next generation of Wdesk, resulting in higher headcount in research and development.
Sales and Marketing
Sales and marketing expenses increased $16.1 million in 2015 compared to 2014 due primarily to the expansion of our sales and marketing team as well as our marketing programs. Employee compensation, benefits, and travel costs rose $14.4 million due primarily to higher headcount in sales and marketing. Advertising costs grew by $0.6 million in connection with higher spending on brand marketing and marketing our new solutions. Professional service fees increased $1.3 million due primarily to consulting fees and additional recruiting and training costs associated with an expansion of our salesforce.
General and Administrative
General and administrative expenses increased $8.9 million in 2015 compared to 2014 due partially to higher cash-based employee compensation, benefits, and travel costs of $2.7 million and additional employee stock-based compensation of $3.4 million. Also, the cost of subscription-based software climbed $0.7 million and other support costs rose $0.9 million. The increase in software, support and personnel-related costs was driven primarily by additional headcount to support the growth of our business. In addition, outside service fees expanded $0.7 million due primarily to increased accounting fees from operating as a public company. An increase in stock-based compensation of $1.2 million from restricted stock grants made to our Board of Directors with a one-year vesting term was largely offset by a decline of $1.1 million in stock-based compensation due primarily to a one-time grant with immediate vesting terms made to a consultant in 2014.
Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,		Period-to-period change
	2014	2013	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$44,145	$34,116	$10,029	29.4%
Sales and marketing	53,498	41,067	12,431	30.3%
General and administrative	19,783	14,601	5,182	35.5%
Total operating expenses	$117,426	$89,784	$27,642	30.8%
Research and Development
Research and development expenses increased $10.0 million in 2014 compared to 2013 due primarily to increased employee compensation, benefits, and travel costs of $8.7 million, and additional stock-based compensation of $1.2 million. The increase in personnel-related costs was driven primarily by an increase in total headcount in research and development.

Sales and Marketing
Sales and marketing expenses increased $12.4 million in 2014 compared to 2013 due primarily to the expansion of our sales force and increases in marketing programs. Employee compensation, benefits, and travel costs rose $5.7 million, while stock-based compensation increased by $0.6 million, due primarily to higher headcount in sales and marketing. Costs relating to our annual user conference increased by $1.3 million. Professional service fees increased approximately $1.1 million due primarily to an increased number of consultants to assist in expanding our sales internationally. Advertising costs increased $1.6 million related to our name change and new solutions. Depreciation, rent, and other support costs included in sales and marketing increased $1.9 million in 2014 to support the growth of our sales force.
General and Administrative
General and administrative expenses increased $5.2 million in 2014 compared to 2013 due primarily to an increase in employee compensation, benefits, and travel costs of $2.7 million, and additional stock-based compensation of $1.4 million. The increase in personnel-related costs was driven primarily by a rise in total headcount in general and administrative to support the growth of our business. In addition, stock-based compensation to consultants increased $0.7 million, due primarily to a one-time grant with immediate vesting terms to a consultant.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,		Period-to-period change
	2015	2014	Amount
	(dollars in thousands)
Interest expense	$(2,025)	$(2,044)	$19
Other income and (expense), net	2,302	(468)	2,770
Interest Expense and Other Income and (Expense), Net
Interest expense remained relatively flat in 2015 compared to 2014 as increased interest expense incurred on our financing obligation with respect to the second phase of our Iowa office facility was more than offset by the elimination of interest expense on our convertible debt, which converted to equity in December 2014.
Other income and (expense), net increased $2.8 million in 2015 compared to 2014 due to recognition of our deferred government grant obligation relating to our 2011 Iowa Economic Development award and of a portion of our deferred government grant obligation relating to our job training reimbursement program.

Comparison of Years Ended December 31, 2014 and 2013

	Year ended December 31,		Period-to-period change
	2014	2013	Amount
	(dollars in thousands)
Interest expense	$(2,044)	$(366)	$(1,678)
Other income and (expense), net	(468)	104	(572)
Interest Expense and Other Income and (Expense), Net
Interest expense increased in 2014 compared to 2013 due to interest expense accrued on our financing obligation incurred upon completion of the first phase of our Iowa office facility in June 2013 and the second phase in June 2014 in addition to an increase in interest expense on our convertible debt.
Other income and (expense), net decreased during 2014 compared to 2013 due to recognition of a portion of our deferred government grant obligation relating to our job training reimbursement program.
Quarterly Results of Operations
See “Unaudited Quarterly Results of Operations” included in Note 13 of this Annual Report on Form 10-K for the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014.
Liquidity and Capital Resources

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flow used in operating activities	$(21,592)	$(3,505)	$(10,452)
Cash flow used in investing activities	(19,777)	(4,096)	(9,432)
Cash flow (used in) provided by financing activities	(1,102)	93,155	10,370
Net (decrease) increase in cash and equivalents, net of impact on exchange rates	$(42,381)	$85,616	$(9,464)
As of December 31, 2015, our cash, cash equivalents, and marketable securities totaled $76.2 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.
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
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements and matures in August 2016. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. We amended the credit facility in February 2015 to reduce the borrowing rate to prime. No amount was outstanding under the credit facility as of December 31, 2015.
Pursuant to the credit facility, letters of credit totaling $2.3 million and $4.3 million were outstanding at December 31, 2015 and December 31, 2014, respectively. These letters of credit, which do not reduce availability under the credit facility, were issued as security for two forgivable loans. A $2.0 million letter of credit was canceled in the first quarter of 2015, as one of the forgivable loans was repaid in December 2014 with the proceeds of our initial public offering. The remaining $2.3 million outstanding letters of credit were canceled in the first quarter of 2016 as all contingencies related to the other forgivable loan were resolved.
In December 2014, we completed our initial public offering and sold 7,200,000 shares of Class A common stock at a public offering price of $14.00 per share. We received net proceeds of $90.4 million after deducting underwriting discounts and commissions of $7.1 million and other offering expenses of $3.3 million.
Operating Activities
For the year ended December 31, 2015, cash used in operating activities was $21.6 million owing to higher operating losses, our planned reduction of incentives for prepayment on long-term contracts, and an increase in accounts receivable. The primary factors affecting our operating cash flows during the period were our net loss of $43.4 million, adjusted for non-cash charges of $4.4 million for depreciation and amortization of our property and equipment and intangible assets, $11.0 million of stock-based compensation, and $2.4 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $7.3 million increase in deferred revenue, a $2.3 million increase in accounts payable, a $5.4 million increase in accrued expenses and other liabilities, partially offset by a $5.1 million increase in accounts receivable and a $0.7 million increase in prepaid expenses and other. Short-term deferred revenue from subscription and support contracts increased from $36.7 million at December 31, 2014 to $49.4 million at December 31, 2015, while long-term deferred revenue from these contracts decreased from $13.3 million at December 31, 2014 to $7.5 million at December 31, 2015. The increases in accounts receivable and short-term deferred revenue were due primarily to new customers and to shifting a number of customers from quarterly contract terms to annual contract terms. As anticipated, long-term deferred revenue declined following our implementation of reduced incentives for long-term prepayments. The increases in accounts payable and accrued expenses and other liabilities were attributable primarily to the timing of our cash payments. The increase in prepaid expenses and other was primarily due to purchasing additional subscriptions to cloud-based software to support business growth and the timing of travel payments.
For the year ended December 31, 2014, cash used in operating activities was $3.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $41.2 million, adjusted for non-cash charges of $3.9 million for depreciation and amortization of our property and equipment and intangible assets and $7.4 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $20.0 million increase in deferred revenue, a $7.1 million increase in accrued expenses and other current liabilities and a $2.6 million decrease in accounts receivable, partially offset by a $2.3 million increase in prepaid expenses and other and a $1.5 million decrease in accounts payable. The increase in deferred revenue was attributable primarily to an increase in annual and multi-year contracts. The decrease in accounts receivable was primarily attributable primarily to the timing of our billings and cash collections, and the decrease in accounts payable was attributable primarily to the timing of our cash payments. The increase in prepaid expenses and other was due to increased prepaid insurance amounts due to operating as a public company as well as purchasing additional subscriptions to cloud-based software to support business growth.
Investing Activities
Cash used in investing activities of $19.8 million for the year ended December 31, 2015 was due primarily to $24.1 million for the purchase of marketable securities and $1.8 million of capital expenditures, partially offset by proceeds of $6.5 million from the sale of marketable securities. Our capital expenditures were associated primarily with leasehold improvements, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
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
Financing Activities
Cash used in financing activities of $1.1 million for the year ended December 31, 2015 was due primarily to $1.3 million in payments of issuance costs related to our initial public offering and $2.4 million in repayments on long-term debt and payments on capital lease and financing obligations, partially offset by $2.2 million in proceeds from option exercises and $0.5 million in proceeds from our government grant awards.
Cash provided by financing activities of $93.2 million for the year ended December 31, 2014 was due primarily to $91.8 million in net proceeds from our initial public offering of Class A common stock in December 2014, $5.0 million in proceeds from the issuance of a convertible note, $3.0 million in borrowings on our line of credit, and $2.2 million in proceeds from government grants, $2.0 million of which was awarded in December 2013, partially offset by $8.7 million in repayments on the line of credit and long-term debt and payments on capital lease and financing obligations.

Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2015, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations relating to office facilities	$19,795	$2,655	$5,665	$3,324	$8,151
Capital lease obligations, including interest for technology and equipment	1,489	1,009	480	—	—
Financing obligations, including interest for building	42,835	2,458	5,362	5,362	29,653
Total contractual obligations	$64,119	$6,122	$11,507	$8,686	$37,804
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
Off-Balance Sheet Arrangements
During the years ended December 31, 2015, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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
Collectability is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from the customer. If it is determined that the collection of a fee is not probable, the revenue is deferred until collection becomes probable, which is generally upon the receipt of cash.
Subscription and Support Revenue
We recognize the aggregate minimum subscription and support fees ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our SaaS solutions has been granted to the customer, the fee for the subscription and support is fixed or determinable, and collection is reasonably assured.
Professional Services Revenue
Our professional services are not required for customers to utilize our solution. We recognize revenue for our professional services contracts when the services are performed.
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
Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our solutions to new customers without professional services. We have determined that we have established standalone value for our professional services. This determination was made due primarily to the ability of the customer to complete these tasks without assistance and the sale of services separate from the initial subscription order. Because we established standalone value for our professional services, such service arrangements are being accounted for separately from subscription services.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to our employees, non-employee directors, and other service providers based on the estimated fair value of the award on the grant date or reporting date, if required to be remeasured under the guidance. We utilize stock-based compensation in the form of restricted stock and options to purchase Class A common stock. The fair value of each stock option award is determined at the date of grant by applying the Black-Scholes option pricing model. The fair value of each restricted stock award is based on the number of shares granted and the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The fair value of these awards is recognized as an expense, net of estimated forfeitures, on a straight line basis over the requisite service period.
All stock-based awards made since the date of our initial public offering have been for Class A common stock. All references to common stock in this “Stock-Based Compensation” section are to our Class A common stock and Class B common stock, as applicable.
Our option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock (for periods prior to our initial public offering), the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
These assumptions are estimated as follows:

•	Fair Value of Our Common Stock: The fair value of our common stock is based on the closing price of our Class A common stock on the New York Stock Exchange.

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

•
Volatility: Due to the limited trading history of our common stock, we estimate volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.

•	Dividend yield: We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.
The following table presents the weighted-average assumptions used to estimate the fair value of our unvested restricted stock and options granted during each of the periods indicated below:

	Year ended December 31,
	2015	2014	2013
Expected term (in years)	6.1	5.0 - 10.0	6.1 - 10.0
Risk-free interest rate	1.35% - 1.93%	1.52% - 2.80%	1.00% - 2.89%
Expected volatility	42.35% - 47.07%	45.84% - 52.50%	51.09% - 53.84%
Expected dividend yield	—%	—%	—%
As of December 31, 2015, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock option awards was approximately $20.6 million, which is expected to be recognized over a period of 2.8 years. At December 31, 2015, unrecognized compensation expense related to restricted stock totaled approximately $5.3 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, and British Pound Sterling. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, and British pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Realized foreign currency transaction losses are included in net loss and were $293,000, $141,000 and $108,000 in the years ended December 31, 2015, 2014 and 2013, respectively.
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
Interest Rate Risk
As part of our build-to-suit lease arrangement, in addition to the base rent amount, we are responsible for the underlying mortgage held by the lessor, which is subject to a variable interest rate equal to the prime lending rate plus 1%. In addition, in August 2014, we entered into a $15.0 million credit facility. The credit facility is denominated in U.S. dollars and borrowings are subject to a variable interest rate equal to the prime lending rate. A hypothetical 10% increase or decrease in interest rates after December 31, 2015 would not have a material impact on our results of operations, our cash flows or the fair values of our outstanding debt or financing obligations.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $76.2 million as of December 31, 2015. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash and cash equivalents primarily consist of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Our portfolio of marketable securities was invested primarily in U.S. corporate and U.S. treasury debt securities and is subject to market risk due primarily to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Accordingly, our future investment income may fluctuate as a result of changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value as a result of changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase of 100-basis points in interest rates would have resulted in an $269,000 market value reduction in our investment portfolio as of December 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Workiva Inc.
We have audited the accompanying consolidated balance sheets of Workiva Inc. (Workiva) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, members’ equity (deficit) and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Workiva’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workiva Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
March 1, 2016

WORKIVA INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	As of December 31,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$58,750	$101,131
Marketable securities	17,420	—
Accounts receivable, net of allowance for doubtful accounts of $713 and $274 in 2015 and 2014, respectively	15,647	11,120
Deferred commissions	1,368	852
Other receivables	818	295
Prepaid expenses and other current assets	3,875	3,143
Total current assets	97,878	116,541

Restricted cash	—	401
Property and equipment, net	44,410	46,265
Intangible assets, net	896	549
Other assets	711	795
Total assets	$143,895	$164,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,138	$3,011
Accrued expenses and other current liabilities	20,394	16,765
Deferred revenue	55,741	42,605
Deferred government grant obligation	985	2,324
Current portion of capital lease and financing obligations	1,808	1,941
Current portion of long-term debt	18	84
Total current liabilities	84,084	66,730

Deferred revenue	7,597	13,671
Deferred government grant obligation	1,996	3,424
Other long-term liabilities	3,343	2,069
Capital lease and financing obligations	21,083	22,747
Long-term debt	73	91
Total liabilities	118,176	108,732

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 29,014,665 and 27,213,791 shares issued and outstanding at December 31, 2015 and 2014, respectively	29	27
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 11,933,784 and 12,426,947 shares issued and outstanding at December 31, 2015 and 2014, respectively	12	12
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	202,371	189,168
Accumulated deficit	(176,934)	(133,535)
Accumulated other comprehensive income	241	147
Total stockholders’ equity	25,719	55,819
Total liabilities and stockholders’ equity	$143,895	$164,551
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenue
Subscription and support	$116,288	$91,317	$65,164
Professional services	28,984	21,377	19,987
Total revenue	145,272	112,694	85,151
Cost of revenue
Subscription and support	22,559	21,182	15,129
Professional services	17,645	12,696	9,520
Total cost of revenue	40,204	33,878	24,649
Gross profit	105,068	78,816	60,502
Operating expenses
Research and development	50,466	44,145	34,116
Sales and marketing	69,569	53,498	41,067
General and administrative	28,716	19,783	14,601
Total operating expenses	148,751	117,426	89,784
Loss from operations	(43,683)	(38,610)	(29,282)
Interest expense	(2,025)	(2,044)	(366)
Other income and (expense), net	2,302	(468)	104
Loss before provision for income taxes	(43,406)	(41,122)	(29,544)
(Benefit) provision for income taxes	(7)	32	—
Net loss	$(43,399)	$(41,154)	$(29,544)
Net loss per common share:
Basic and diluted	$(1.09)	$(1.28)	$(0.94)
Weighted average common shares outstanding - basic and diluted	39,852,624	32,156,060	31,376,603
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(43,399)	$(41,154)	$(29,544)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of income tax expense of $101, $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively	133	93	56

Unrealized (loss) gain on available-for-sale securities, net of income tax benefit of $25, $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively	(39)	60	(156)
Reclassification of realized net losses on available-for-sale securities to net loss	—	136	—
Available-for-sale securities	(39)	196	(156)

Other comprehensive income (loss), net of tax	94	289	(100)
Comprehensive loss	$(43,305)	$(40,865)	$(29,644)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (in thousands)

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units		Common Units		Appreciation and Participation Units		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Members’ Equity (Deficit) / Stockholders' Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balances at December 31, 2012	21,050	$(10,543)	15,665	$(6,908)	9,053	$29,213	18,692	$(2,986)	20,484	$3,413	—	$—	$—	$(42)	$—	$12,147
Issuance of Series C preferred units, net of issuance costs	—	—	—	—	1,433	7,145	—	—	—	—	—	—		—	—	7,145
Issuance of units in connection with vesting of restricted appreciation and participation units	—	—	—	—	—	—	—	—	1,195	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	3,146	—	224	—	—	—	—	—	3,370
Exercise of common unit options	—	—	—	—	—	—	262	256	—	—	—	—	—	—	—	256
Distribution to members	—	(59)	—	(2)	—	—	—	—		—	—	—	—	—		(61)
Net loss	—	—	—	—	—	(29,288)	—	(256)	—	—	—	—	—	—	—	(29,544)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(100)	—	(100)
Balances at December 31, 2013	21,050	$(10,602)	15,665	$(6,910)	10,486	$7,070	18,954	$160	21,679	$3,637	—	$—	$—	$(142)	$—	$(6,787)
Issuance of units in connection with vesting of restricted appreciation and participation units	—	—	—	—	—	—	—	—	303	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	6,915	—	—	—		—	—	—	6,915
Exercise of common unit options	—	—	—	—	—	—	364	566	—	—	—	—	—	—	—	566
Distribution to members	—	(149)	—	(111)	—	(74)	—	(136)	—	(155)	—	—	—	—	—	(625)
Net loss prior to corporate conversion	—	(6,567)	—	(4,887)	—	(10,343)	—	(6,592)	—	(6,857)	—	—	—	—	—	(35,246)
Other comprehensive income prior to corporate conversion	—	—	—	—	—	—	—	—	—	—	—	—	—	272	—	272
Effect of corporate conversion on December 10, 2014	(21,050)	17,318	(15,665)	11,908	(10,486)	3,347	(19,318)	(913)	(21,982)	3,375	31,978	32	92,559	—	(127,626)	—
Proceeds from initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	7,200	7	90,420	—	—	90,427
Conversion of debt to common stock	—	—	—	—	—	—	—	—	—	—	407	—	5,704	—	—	5,704
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	470	—	—	470
Grant of restricted stock award	—	—	—	—	—	—	—	—	—	—	54	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	2	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,909)	(5,909)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	17	—	17
Balances at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	39,641	$39	$189,168	$147	$(133,535)	$55,819
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	11,000	—	—	11,000
Grant of restricted stock award	—	—	—	—	—	—	—	—	—	—	600	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	707	2	2,242	—	—	2,244
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,399)	(43,399)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(35)	—	—	(35)
Cost of offering	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	94	—	94
Balances at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	40,948	$41	$202,371	$241	$(176,934)	$25,719

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(43,399)	$(41,154)	$(29,544)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,410	3,877	2,373
Stock-based compensation expense	11,000	7,385	3,370
Provision for (recovery of) doubtful accounts	449	123	(83)
Accretion of discount on convertible note	—	266	—
Paid-in-kind interest on convertible note	—	134	—
Change in fair value of derivative liability	—	193	—
Loss on early extinguishment of convertible note	—	111	—
Realized (gain) loss on sale of available-for-sale securities	(13)	136	—
Amortization (accretion) of premiums and discounts on marketable securities, net	77	—	—
Recognition of deferred government grant obligation	(2,383)	(99)	—
Deferred income tax	(76)	—	—
Changes in assets and liabilities:
Accounts receivable	(5,080)	2,602	(8,647)
Deferred commissions	(520)	(553)	244
Other receivables	(523)	155	(686)
Prepaid expenses and other	(734)	(2,251)	394
Other assets	81	(52)	(216)
Accounts payable	2,331	(1,530)	1,598
Deferred revenue	7,297	19,961	18,237
Accrued expenses and other liabilities	5,390	7,137	2,508
Change in restricted cash	101	54	—
Net cash used in operating activities	(21,592)	(3,505)	(10,452)

Cash flows from investing activities
Purchase of property and equipment	(1,843)	(8,566)	(9,503)
Purchase of marketable securities	(24,069)	—	(920)
Sale of marketable securities	6,521	4,864	1,160
Purchase of intangible assets	(386)	(394)	(169)
Net cash used in investing activities	(19,777)	(4,096)	(9,432)

Cash flows from financing activities
Proceeds from issuance of Series C preferred units	—	—	7,165
Payment of equity issuance costs	(1,346)	—	(20)
Proceeds from public offering, net of underwriters' discount and offering costs	—	91,769	—
Proceeds from issuance of convertible notes	—	5,000	—
Proceeds from option exercises	2,244	580	256
Changes in restricted cash	300	(275)	20
Repayment of other long-term debt	(84)	(2,365)	(181)
Principal payments on capital lease and financing obligations	(2,282)	(1,338)	(346)
Distributions to members	(381)	(279)	(61)
Proceeds from borrowings on line of credit	—	3,020	2,017
Proceeds from government grants	548	2,194	1,520
Payments of issuance costs on line of credit	—	(113)	—
Repayment of line of credit	—	(5,038)	—
Repayment of government grant	(101)	—	—
Net cash (used in) provided by financing activities	(1,102)	93,155	10,370
Effect of foreign exchange rates on cash	90	62	50

Net (decrease) increase in cash and cash equivalents	(42,381)	85,616	(9,464)
Cash and cash equivalents at beginning of year	101,131	15,515	24,979
Cash and cash equivalents at end of year	$58,750	$101,131	$15,515

Supplemental cash flow disclosure
Cash paid for interest	$2,048	$1,678	$488
Cash paid for income taxes, net of refunds	$64	$—	$—

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through financing obligations	$—	$3,478	$10,278
Fixed assets acquired through capital lease arrangements	$527	$1,677	$1,749
Government loan awarded but not yet received	$—	$—	$2,000
Derivative liability reclassified upon settlement of convertible notes	$—	$1,392	$—
Conversion of convertible notes and accrued interest into Class A common stock	$—	$4,312	$—
Accrued distributions to members	$—	$346	$—
Initial public offering cost accruals	$—	$1,342	$—
Government grant recorded against property and equipment, net	$908	$—	$—
Allowance for tenant improvements	$698	$1,301	$—
Purchases of property and equipment, accrued but not paid	$354	$—	$—
See accompanying notes.

WORKIVA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries created Wdesk, a cloud-based productivity platform for enterprises to collect, link, report and analyze business data with control and accountability. The Wdesk proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. We offer our customers solutions in the areas of compliance, risk, finance, accounting, and audit management. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, and Canada.
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
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within “Other income and (expense), net” on the consolidated statements of operations. We recorded $293,000, $141,000 and $108,000 of transaction losses during the years ended December 31, 2015, 2014 and 2013, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the determination of the relative selling prices of our services, self-insurance reserves for claims incurred but not yet reported, collectability of accounts receivable, valuation of available-for-sale marketable securities, useful lives of intangible assets and property and equipment, income taxes and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

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
Marketable Securities
Our marketable securities consist of U.S. corporate debt securities and U.S. treasury debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” on the consolidated balance sheets until realized. Dividend income is reported within “Other income and (expense), net” on the consolidated statements of operations. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in “Other income and (expense), net” on the consolidated statements of operations.
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
Our accounts receivable are derived primarily from customers located in North America. We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2015 or 2014.
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under capital leases or financing arrangements over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense totaled $4.4 million,

$3.9 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and included $2.4 million, $1.9 million and $607,000 of amortization of assets recorded under capital leases during the years ended December 31, 2015, 2014 and 2013, respectively.
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
Collectability is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from the customer. If it is determined that the collection of a fee is not probable, the revenue is deferred until collection becomes probable, which is generally upon the receipt of cash.
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
Professional Services Revenue
We recognize revenue for our professional services contracts when the services are performed.
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
Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. In the years ended December 31, 2015, 2014 and 2013, we determined that we had established standalone value for our professional services. This determination was made due primarily to the ability of the customer to complete these tasks without assistance and the sale of services separate from the initial subscription order. Because we established standalone value for our professional services in the years ended December 31, 2015, 2014 and 2013, such service arrangements are being accounted for separately from subscription services.
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
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with the professional services and customer success teams and training personnel, including salaries, benefits, bonuses, and stock-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs.
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
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $2.8 million, $1.8 million and $454,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, and stock-based compensation, costs of server usage by our developers, information technology costs, and facility costs.
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
Accumulated amortization of patents as of December 31, 2015 and 2014 was approximately $53,000 and $14,800, respectively. Future amortization expense for legally approved patents is estimated at $56,000 per year through 2020 and approximately $207,000 thereafter.
Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment and software and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. In August 2015, the FASB approved the deferral of the effective date of the standard by one year. The new guidance is effective for our fiscal year beginning January 1, 2018 instead of January 1, 2017 and permits the use of either a full retrospective or modified retrospective transition method. Entities are permitted to adopt the guidance in accordance with the original effective date if they choose. We have not determined our transition method, and we are currently evaluating the impact the provisions of ASC 606 will have on our consolidated financial statements and whether we will adopt the guidance early.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard requires entities to classify all deferred tax assets and liabilities as noncurrent. The standard will become effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. Entities may elect to adopt the guidance either prospectively or retrospectively to all prior periods. Effective December 31, 2015, we adopted this standard retrospectively. The adoption did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact the provisions will have on our consolidated financial statements and whether we will adopt the guidance early.

2. Marketable Securities
At December 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$4,805	$—	$(31)	$4,774
U.S. corporate debt securities	12,679	1	(34)	12,646
Money market funds	53,365	—	—	53,365
	$70,849	$1	$(65)	$70,785
Included in cash and cash equivalents	$53,365	$—	$—	$53,365
Included in marketable securities	$17,484	$1	$(65)	$17,420
At December 31, 2014, we reported money market funds with an amortized cost and aggregate fair value of $97.1 million in cash and cash equivalents.
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$4,774	$(31)	$—	$—
U.S. corporate debt securities	10,104	(34)	—	—
Total	$14,878	$(65)	$—	$—
As of December 31, 2014, we did not have any marketable securities in an unrealized loss position.
We did not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of December 31, 2015 to hold these investments until the cost basis is recovered.
3. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Restricted Cash
At December 31, 2015, we had no restricted cash. We had $101,000 of restricted cash associated with an irrevocable letter of credit in place as collateral for a lease on a building at December 31, 2014. As of December 31, 2014, we also had $300,000 of restricted cash serving as collateral for an irrevocable letter of credit with Morgan Stanley.

Property and Equipment, net
Property and equipment, net as of December 31, 2015 and 2014 consisted of (in thousands):

	As of December 31,
	2015	2014
Buildings	$36,596	$37,380
Computers, equipment and software	7,286	6,773
Furniture and fixtures	7,484	7,024
Vehicles	148	148
Leasehold improvements	3,697	1,105
Construction in process	168	1,520
	55,379	53,950
Less: accumulated depreciation and amortization	(10,969)	(7,685)
	$44,410	$46,265
The following assets included in property and equipment, net were acquired under capital and financing leases (see Note 5) (in thousands):

	As of December 31,
	2015	2014
Buildings	$36,596	$37,380
Computers and equipment	3,254	3,034
Furniture and fixtures	—	392
	39,850	40,806
Less: accumulated amortization	(4,511)	(2,477)
	$35,339	$38,329

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2015 and 2014 consisted of (in thousands):

	As of December 31,
	2015	2014
Accrued vacation	$3,604	$2,949
Accrued commissions	2,470	1,649
Accrued bonuses	9,598	6,336
Self-insurance reserves	900	800
Accrued other liabilities	3,822	5,031
	$20,394	$16,765
Other Income and (Expense), net
Other income and (expense), net for the years ended December 31, 2015, 2014 and 2013 consisted of (in thousands):

	For the year ended December 31,
	2015	2014	2013
Interest income	$151	$73	$220
Recognition of IEDA government grant (Note 5)	1,638	—	—
Income from training reimbursement program (Note 5)	744	99	—
Change in fair value of derivative	—	(193)	—
Loss on early extinguishment of convertible note	—	(111)	—
Other	(231)	(336)	(116)
	$2,302	$(468)	$104
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of December 31, 2015, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
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

	Fair Value Measurements as of December 31, 2015			Fair Value Measurements as of December 31, 2014
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$53,365	$53,365	$—	$97,085	$97,085	$—
U.S. treasury debt securities	4,774	—	4,774	—	—	—
U.S. corporate debt securities	12,646	—	12,646	—	—	—
	$70,785	$53,365	$17,420	$97,085	$97,085	$—

Included in cash and cash equivalents	$53,365			$97,085
Included in marketable securities	$17,420			$—
Other Fair Value Measurements
During 2014, there was an embedded derivative liability associated with a convertible note that was issued in July 2014 (see Note 6). To derive the fair value of the embedded derivative, we estimated the fair value of the convertible note “with” and “without” the embedded derivative using a discounted cash-flow approach. The difference between the “with” and “without” note prices was determined to be the fair value of the embedded derivative at inception. Key inputs for this valuation model were the stated interest rate of the convertible note, our assumed cost of debt, assessment of the likelihood of conversion, timing and the stated value of the discount upon conversion of the notes into our equity. The derivative liability was re-measured at fair value each reporting period through December 16, 2014 when the note was settled in shares of our Class A common stock. Changes in the fair value measurement of the embedded derivative were reported in “Other income and (expense), net” on the consolidated statement of operations.
We classified the derivative liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The following table represents a rollforward of the fair value of Level 3 instruments (significant unobservable inputs):

	As of December 31,
	2015	2014
Liabilities
Balance at beginning of period	$—	$—
Convertible notes - embedded derivative	—	1,199
Change in fair value of derivative	—	193
Share settlement of convertible debt	—	(1,392)
Balance at end of period	$—	$—
At December 31, 2015, the fair value of our debt obligations approximated the carrying amount of $91,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.
5. Commitments and Contingencies
Lease Commitments
We lease certain office and residential space under non-cancelable operating leases with various lease terms through June 2043. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $3.7 million, $3.2 million and $2.5 million, respectively.
We lease computer equipment under capital lease agreements that expire through September 2018. The total amount financed under these capital leases was $0.5 million, $1.7 million and $1.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.
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
As of December 31, 2015, future estimated minimum lease payments under non-cancelable operating, capital and financing leases were as follows (in thousands):

	Operating Leases	Capital Leases	Financing Obligations
2016	$2,655	$1,009	$2,458
2017	2,904	414	2,681
2018	2,761	66	2,681
2019	1,933	—	2,681
2020	1,391	—	2,681
Thereafter	8,151	—	29,653
Total minimum lease payments	$19,795	1,489	42,835
Less: Amount representing interest		(82)	(21,351)
Present value of capital lease and financing obligations		$1,407	$21,484
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
During the years ended December 31, 2015, 2014 and 2013, we were reimbursed $0, $194,000 and $1.5 million, respectively. We have concluded that the realization of these amounts is contingent on continuing employment levels. Therefore, in accordance with ASC 450, the amounts received are recorded on the balance sheet as a liability until all contingencies have been resolved. We release the liability to “Other income and (expense), net” on our statement of operations once the amounts diverted and paid to the community college have reduced the total principal and interest due on the certificates to a level below the amounts reimbursed to date. The amount recognized in other income is measured as the excess of the reimbursements received as of each balance sheet date over the total principal and interest due on the certificates, net of amounts diverted. To the extent we have not diverted amounts sufficient to reduce the principal and interest on the certificates to a level below the reimbursements received for each of the programs, there is no benefit recorded in the statement of operations.
During the years ended December 31, 2015 and 2014, the total benefit recorded on the statement of operations was $744,000 and $99,000, respectively. There was no benefit recorded in 2013. At December 31, 2015 and 2014, there was $2.7 million and $3.5 million included in “Deferred government grant obligation” on the consolidated balance sheet, respectively. The deferred liability is classified as current or non-current based on the estimated timing of when the amounts will be recorded as income. At December 31, 2015 and 2014, there was $985,000 and $697,000 classified as a current liability, respectively.

On February 1, 2011, we received financing from the Iowa Economic Development Authority (IEDA) that provides for a grant in the form of a forgivable loan of $2.3 million. The note matures in five years, and in the event of default, bears interest at 6%. Under the terms of the loan, we must complete and maintain the project performance obligation, including the creation of 251 qualified jobs by December 16, 2013, and the retention of six previously created qualified jobs through December 16, 2015. The Company and IEDA also agreed to a $31.6 million development plan that was required to be invested by December 16, 2013. The job creation obligation was met and the $31.6 million development plan was complete as of December 16, 2013. We were required to maintain the jobs through December 16, 2015. In the event that such condition is not met, we must repay $8,799 per job not maintained. The financing is secured by a letter of credit issued pursuant to our credit facility with Silicon Valley Bank. As the project plan was completed in 2013, which included the creation of 251 qualified jobs, and any failure to maintain these qualified jobs during the maintenance period would not give rise to a requirement to accrue or repay interest on the loan, interest expense of $260,000 that had been previously accrued was offset against “Interest expense” on the consolidated statement of operations during the year ended December 31, 2013. Also in connection with this grant agreement, we were awarded a grant that provides for reimbursement of sales tax costs we incurred in connection with the construction of the first phase of the Ames office building. In March 2015, we received proceeds of $313,000 in connection with this grant.
In December 2015, after completing the project close out procedures, IEDA determined that 10 of the 251 positions originally hired under this grant did not meet minimum wage requirements resulting in a repayment of $88,000. The remaining balance under the forgivable loan portion of this government grant of $2.2 million was recognized during the fourth quarter of 2015, with $608,000 recorded as a reduction of our property and equipment and $1.6 million included in “Other income and (expense), net” on the consolidated statement of operations. The $313,000 received in connection with the sales tax grant was recognized as a reduction of our property and equipment in December 2015. At December 31, 2015 and 2014, there was $0 and $2.3 million related to the forgivable loan included in “Deferred government grant obligation” on the consolidated balance sheet.
In October 2013, we received a grant from the IEDA in the form of forgivable loans up to $2.5 million and non-interest bearing loans up to $2.5 million available to us based on qualified job growth. On December 20, 2013, the initial disbursement was awarded consisting of $2.0 million in non-interest bearing and forgivable loans. This disbursement was not received by us until after year end. In connection with our initial public offering, the outstanding balance of the loans became due and payable and were repaid in full during December 2014. Also, in connection with this grant agreement with the Iowa Economic Development Authority, we were awarded a grant that provides for reimbursement of sales tax costs we incurred in connection with the construction of the second phase of the Ames office building. In August 2015, we received proceeds of $235,000, which are included in “Deferred government grant obligation” on the consolidated balance sheet at December 31, 2015. At December 31, 2015, this amount is presented as a non-current liability as all contingencies will not be resolved until October 2020.
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

6. Debt
Convertible Notes
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
Other Long-Term Debt
On August 31, 2009, we received financing from the IEDA that provides for a loan of $100,000, accruing interest at 5%, due in monthly installments maturing on August 31, 2014. The loan was paid in full during the year ended December 31, 2014.
In addition, we received a loan of $150,000 from IEDA on August 31, 2009. We are required to pay the lesser of 2% of prior year total gross revenue or $25,000 per year until $225,000 has been remitted. We expect to pay $25,000 in 2016, and therefore, the principal portion of $18,000 and $73,000 have been reflected in the current and long-term portion of debt on our balance sheet, respectively. Interest will be accreted over the estimated period of repayment. Under the terms of both IEDA notes, we were required to create 20 jobs in Iowa by May 2012 and maintain them through May 2014, which we did. In the event such conditions were not met, $150,000 of the loan amount would have been immediately due and payable. We recorded interest expense of $7,100, $6,800 and $11,000 for the years ended December 31, 2015, 2014 and 2013, respectively, related to such 2009 debt agreements.
On February 15, 2010, we received financing from IEDA that provides for a forgivable grant of $150,000. The grant is forgivable after 10 years unless any of the following events occur: we complete an initial public offering, our operations and development center move out of Iowa, or we sell 51% or more of our assets or the company. We recorded interest expense of $9,000 and $11,000 for the years ended December 31, 2014 and 2013, respectively, related to such debt agreement. In connection with our initial public offering in December 2014, the grant became due and payable including accrued interest at a rate of 6%. The outstanding principal and interest was paid in full during December 2014.

On April 30, 2010, we received a loan of $100,000 from the City of Ames accruing interest at 1.625% per annum, due in monthly installments. The loan was secured by furniture located in Ames, Iowa. The terms of the loan included a requirement to create 62 jobs by January 2015, which was met. We recorded interest expense of $300 and $1,000 for the years ended December 31, 2014 and 2013, respectively, related to such debt agreements. This loan was paid in full during December 2014.
On May 20, 2010, we received a non-interest bearing loan of $500,000 from IEDA, due in monthly installments from September 2010 through August 2015. Under the terms of the loan, we were required to create 62 jobs by January 2013 and maintain them through January 2015. We have met this requirement. This loan was paid in full during the year ended December 31, 2015.
On July 14, 2011, we obtained a $1.0 million line of credit with Bankers Trust. The line of credit has a variable interest rate of the bank’s prime lending rate plus 1.5%. We recorded interest expense of $0 for the years ended December 31, 2014 and 2013 related to such debt agreement. The line of credit matured during 2014 and was not renewed.
During 2012, we entered into various vehicle financing arrangements totaling $85,000. The loans accrued interest at 8.35% per annum and were due in monthly installments maturing August 2015. We recorded interest expense of $3,200 and $5,400 for the years ended December 31, 2014 and 2013, respectively related to such debt agreements. These debt agreements were paid in full during the year ended December 31, 2014.
On March 6, 2013, we obtained a line of credit with Morgan Stanley providing for maximum borrowings of $20.8 million. The availability on the line of credit is limited to the value of our cash and marketable securities held in the associated account at Morgan Stanley. We recorded interest expense of $0, $16,000 and $27,000 for the years ended December 31, 2015, 2014 and 2013 related to such debt agreement. The line of credit was closed during 2015.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank, which was subsequently amended. The credit facility can be used to fund working capital and general business requirements and matures in August 2016. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility’s interest rate was 3.5% at December 31, 2015. In connection with the credit facility, at December 31, 2015 a letter of credit issued by the bank was outstanding in the amount of $2.3 million as security against a February 2011 forgivable loan that was closed out in December 2015 (see Note 5). This letter of credit does not reduce availability under the credit facility. We recorded interest expense of $0 and $28,000 for the years ended December 31, 2015 and 2014 related to such debt agreement. No amounts were outstanding under the credit facility as of December 31, 2015 and 2014.

7. Stockholders’ Equity and Members’ Equity (Deficit)
In December 2014, we converted from a limited liability corporation to a C-corporation. Subsequent to our corporate conversion, we have two classes of authorized common stock: Class A common stock and Class B common stock. The rights of the holders of our Class A common stock and our Class B common stock are identical, except with respect to voting and conversion. Each share of our Class A common stock is entitled to one vote per share and is not convertible into any other shares of our capital stock. Each share of our Class B common stock is entitled to ten votes per share and is convertible into one share of our Class A common stock at any time. Our Class B common stock also will automatically convert into shares of our Class A common stock upon certain transfers and other events.
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
8. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. Prior to our corporate conversion in December 2014, awards were provided under the 2009 Unit Incentive Plan (the “2009 Plan”). We utilized stock-based compensation in the form of restricted participation units, appreciation units and options to purchase common units. We determined these forms of stock-based compensation were substantive classes of equity for accounting purposes.
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
As of December 31, 2015, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options and restricted stock awards. There were no other grants of any other award types under the Plans.
At December 31, 2015, there were 1,617,311 shares available for grant under the 2014 Plan.
Stock-based compensation expense for the year ended December 31, 2015 was $7.6 million and $3.4 million for options to purchase common stock and restricted stock, respectively. Stock-based compensation expense for the year ended December 31, 2014 was $50,000, $7.3 million and $31,000 for restricted participation and appreciation units, options to purchase common stock and restricted stock, respectively. Stock-based compensation expense for the year ended December 31, 2013, was $224,000 and $3.1 million for restricted participation and appreciation units and options to purchase common stock, respectively.

Stock-based compensation expense associated with restricted participation and appreciation units, stock options and restricted stock was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of revenue
Subscription and support	$363	$502	$200
Professional services	349	337	171
Operating expenses
Research and development	1,924	1,757	762
Sales and marketing	1,727	1,241	799
General and administrative	6,637	3,548	1,438
Total	$11,000	$7,385	$3,370
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

	Year ended December 31,
	2015	2014	2013
Expected term (in years)	6.1	5.0 - 10.0	6.1 - 10.0
Risk-free interest rate	1.35% - 1.93%	1.52% - 2.80%	1.00% - 2.89%
Expected volatility	42.35% - 47.07%	45.84% - 52.50%	51.09% - 53.84%
Forfeiture rate	4.82% - 5.21%	0% - 6.76%	0% - 6.02%

Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2014	6,089,938	$9.63	7.8	$30,066
Granted	1,718,332	14.36
Forfeited	131,846	13.75
Exercised	707,291	3.17
Outstanding at December 31, 2015	6,969,133	$11.37	7.7	$43,287

Exercisable at December 31, 2015	3,471,017	$7.96	6.5	$33,348
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $8.4 million, $1.7 million and $638,000, respectively.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $6.53, $7.85 and $6.24, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was approximately $8.7 million, $5.1 million and $2.3 million, respectively. Total unrecognized compensation expense of $20.6 million related to options will be recognized over a weighted-average period of 2.8 years. Total compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 for outstanding options granted to service providers was $236,000, $1.8 million and $1.6 million, respectively, based on the fair value on the vesting date or the fair value on the reporting date if unvested.
Restricted Stock
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the year ended December 31, 2015 was approximately $750,000. No restricted stock awards vested prior to 2015.

The following table summarizes the restricted stock activity under the Plan for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2014	54,350	$13.80	$728
Granted	600,025	13.38
Forfeited	—	—
Vested	(54,350)	13.80
Outstanding at December 31, 2015	600,025	$13.38	$10,542
Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At December 31, 2015, there was approximately $5.3 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
Restricted participation and appreciation units
At December 31, 2013, there were 108,975 outstanding participation and appreciation units under the 2009 Plan that vested during 2014 prior to our conversion to a corporation.
The total fair value of participation and appreciation units vested during the years ended December 31, 2014 and 2013 was approximately $77,000 and $242,000, respectively. At December 10, 2014, all participation and appreciation units converted into Class A common stock as part of the corporate conversion.
9. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the activity of accumulated other comprehensive income (loss) during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$(2)	$(40)	$(42)
Other comprehensive income (loss)	56	(156)	(100)
Balance at December 31, 2013	54	(196)	(142)
Other comprehensive income	93	60	153
Reclassification of realized loss	—	136	136
Balance at December 31, 2014	147	—	147
Other comprehensive income (loss)	133	(39)	94
Balance at December 31, 2015	$280	$(39)	$241

10. Segments
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have a single operating segment. During the years ended December 31, 2015, 2014 and 2013, 94.3%, 94.7% and 95.8% of our revenue, respectively, and substantially all of our long-lived assets were attributable to operations in the United States.
11. Income Taxes
Loss before income tax provision consisted of the following (in thousands):

	For the year ended December 31,
	2015	2014	2013
United States	$(42,788)	$(40,363)	$(29,202)
Foreign	(618)	(759)	(342)
Total	$(43,406)	$(41,122)	$(29,544)
As a result of our corporate conversion from an LLC to a corporation, we are now subject to U.S. federal and state income taxes. We recognized a net deferred tax asset of $29.9 million as of December 10, 2014 due to the change in tax status. This amount was offset by a full valuation allowance.
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2015	2014
Current
State	$69	$32
Total Current	$69	$32

Deferred
Federal	$(76)	$—
Total Deferred	$(76)	$—

Total	$(7)	$32
During 2015, we recorded a federal income tax benefit of $76,000 that was primarily related to the allocation of tax expense (benefit) between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod tax allocation rule. Intraperiod tax allocation rules require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings and then record a related tax benefit in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year.

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2015	2014
Federal statutory rate	35.0%	35.0%
Effect of:
Tax benefit at federal statutory rate	$(15,192)	$(14,393)
State taxes, net of federal benefit	(1,833)	(347)
Non-taxable flow-through earnings	—	12,336
Foreign	(64)	(130)
Recognition of deferred tax assets	—	(29,870)
Valuation allowance	17,697	32,440
Other	(615)	(4)
Total income tax provision	$(7)	$32
No provision or benefit for U.S. federal or state income taxes was included in the accompanying consolidated statements of operations prior to our conversion to a corporation in 2014 because our results of operations were allocated to our members for inclusion in their respective income tax returns. Certain of our foreign subsidiaries were subject to income tax in 2013.
The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Property and equipment	$1	$56
Accruals and reserves	1,407	1,523
Deferred rent	654	354
Compensation and benefits	12,512	8,056
Deferred revenue	5,372	17,779
Net operating loss and credits	30,475	4,786
Other	74	17
Total deferred tax assets	50,495	32,571
Valuation allowance	(50,212)	(32,514)
Total deferred tax assets	283	57
Deferred tax liabilities:
Property and equipment	(134)	—
Other deferred tax liabilities	(149)	(57)
Deferred tax liabilities	(283)	(57)
Total	$—	$—
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net deferred tax asset at December 31, 2015, because we believe it is more likely than not that these benefits will not be realized.
As of December 31, 2015, we have unrealized tax benefits of $2.5 million arising from tax deductions for share based compensation in excess of the compensation recognized for financial reporting purposes. Realization of this excess tax benefit will occur when current taxes payable are reduced with a corresponding credit to additional paid in capital.
As of December 31, 2015, we have federal and state net operating loss carryforwards of approximately $80.0 million and $62.0 million, respectively, available to reduce any future taxable income. The federal and state net operating loss carryforwards will expire in varying amounts between years 2021 and 2035. Additionally, we have total net operating loss carryforwards from international operations of $1.2 million that will expire in varying amounts beginning in 2023. We also have approximately $1.4 million of federal and $575,000 of state tax credit carryforwards as of December 31, 2015. The federal credits will expire in varying amounts between the years 2034 and 2035. The state credits expire beginning in 2021.
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years and have concluded that no uncertain tax positions are required to be recognized in our consolidated financial statements.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2015, tax years for 2012 through 2015 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2015, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2012.
12. Net Loss Per Share
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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(30,075)	$(13,324)	$(25,259)	$(15,895)	$(18,016)	$(11,528)

Denominator
Weighted-average common shares outstanding - basic and diluted	27,617,350	12,235,274	19,736,342	12,419,718	19,133,028	12,243,575
Basic and diluted net loss per share	$(1.09)	$(1.09)	$(1.28)	$(1.28)	$(0.94)	$(0.94)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2015	2014	2013
Shares subject to outstanding common stock options	6,969,133	6,089,938	3,411,237
Shares subject to unvested appreciation units and participation units	—	—	108,975
Shares subject to unvested restricted stock awards	600,025	54,350	—

13. Unaudited Quarterly Results of Operations
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

	Three months ended
	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	Jun 30, 2014	Mar 31, 2014
	(in thousands)
Revenue
Subscription and support	$32,102	$29,832	$28,085	$26,269	$25,011	$23,690	$21,968	$20,648
Professional services	7,780	6,436	5,883	8,885	5,118	4,229	4,546	7,484
Total revenue	39,882	36,268	33,968	35,154	30,129	27,919	26,514	28,132
Cost of revenue
Subscription and support	5,791	5,319	5,564	5,885	6,097	5,387	5,029	4,669
Professional services	5,222	4,457	4,189	3,777	3,864	3,152	2,882	2,798
Total cost of revenue	11,013	9,776	9,753	9,662	9,961	8,539	7,911	7,467
Gross profit	28,869	26,492	24,215	25,492	20,168	19,380	18,603	20,665
Operating expenses
Research and development	13,496	12,766	12,196	12,008	11,911	11,175	10,772	10,287
Sales and marketing	18,632	20,903	16,329	13,705	14,063	16,248	12,747	10,440
General and administrative	8,538	7,153	6,291	6,734	5,797	4,572	5,186	4,228
Total operating expenses	40,666	40,822	34,816	32,447	31,771	31,995	28,705	24,955
Loss from operations	(11,797)	(14,330)	(10,601)	(6,955)	(11,603)	(12,615)	(10,102)	(4,290)
Interest expense	(508)	(494)	(513)	(510)	(763)	(700)	(316)	(265)
Other income and (expense), net (1)	2,014	163	191	(66)	(259)	(67)	(145)	3
Loss before provision for income taxes	(10,291)	(14,661)	(10,923)	(7,531)	(12,625)	(13,382)	(10,563)	(4,552)
Provision (benefit) for income taxes	2	(31)	106	(84)	32	—	—	—
Net loss	$(10,293)	$(14,630)	$(11,029)	$(7,447)	$(12,657)	$(13,382)	$(10,563)	$(4,552)

(1) During December 2015, we resolved all contingencies associated with a government grant agreement resulting in higher government grant income recorded to “Other income and (expense), net” (see Note 5).

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we are exempt from the requirement that our registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the company.
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the company.
Matthew M. Rizai, Ph.D. 59, has served as our Chairman and Chief Executive Officer since December 2014 and served as the Chief Executive Officer and a Managing Director of Workiva LLC from 2009 to December 2014. He has over 20 years of experience as a Mechanical Engineer and nearly 15 years of experience leading technology companies. Prior to founding Workiva, Mr. Rizai was the Chairman and Chief Executive Officer of Engineering Animation, Inc. (NASDAQ: EAII) (EAI) from 1990 to 2000, when it was acquired by Unigraphics Solutions (now part of Siemens USA). Prior to EAI, Mr. Rizai was a senior research engineer at General Motors Research Laboratories, an analyst at Arch Development Corporation, and a development engineer at Ford Motor Company. He also co-founded Computer Aided Design Software, Inc. From 2003 to 2013, Mr. Rizai was a board member of Stafford Development Company, a real estate, hospitality, restaurant and health care services company based in Tifton, GA. Mr. Rizai earned a B.S., M.S. and Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago Booth School of Business.
Martin J. Vanderploeg, Ph.D., 59, has served as our President and Chief Operating Officer since December 2014 and served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 to December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI’s Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Jeffrey D. Trom, Ph.D., 55, has served as Executive Vice President and Chief Technology Officer since December 2014 and served as a Managing Director and Chief Technology Officer of Workiva LLC from 2008 to December 2014. He has over 20 years of experience working with information technology and development. Prior to founding Workiva, Mr. Trom was a founder of EAI and served as EAI’s Vice President from 1990 and as Chief Technology Officer in charge of software architecture, development and deployment from 1999 until EAI was acquired by Unigraphics Solutions in 2000. Thereafter, Mr. Trom served as a technical consultant for various technology companies, including Electronic Data Systems from 2000 to 2002. He is president of the board of Middle Creek Montessori, a non-profit school in Bozeman, Montana. Mr. Trom earned a B.S. and M.S. in Mechanical Engineering from University of Iowa and a Ph.D. in Mechanical Engineering from Iowa State University.
Michael S. Sellberg, 49, has served as Executive Vice President and Chief Product Officer since December 2014 and served as Workiva LLC’s Chief Marketing Officer and Managing Director from 2009 to August 2014, and Chief Product Officer and Managing Director from September 2014 to December 2014. He has over 20 years of experience in software development, product marketing and operations management. From 2005 to 2009, Mr. Sellberg was Executive Vice President of Operations and Chief Technology Officer of iMed Studios, a digital agency and web studio owned by the Publicis Healthcare Communications Group. From 1998 to 2000, he was Divisional General Manager at EAI and Executive Director of Operations for

EAI’s online collaboration solution, eVis. After EAI was acquired by Unigraphics Solutions in 2000 and until 2005, Mr. Sellberg led the Teamcenter product management team for Unigraphics. Mr. Sellberg earned a B.S. in Mechanical Engineering from University of Missouri-Rolla and an M.S. in Engineering Mechanics from Iowa State University.
Joseph H. Howell, 63, has served as our Executive Vice President for Strategic Initiatives since December 2014 and served as a Managing Director of Workiva LLC from 2008 to December 2014. He has over 25 years of experience in senior financial management and SEC reporting experience, including with early stage companies. Prior to founding Workiva in 2008, Mr. Howell was the Managing Director of Financial Intelligence, LLC from 2007 until 2008. From 2002 to 2004, Mr. Howell served as Chief Financial Officer of Eid Passport, and, from 2000 to 2002, he was the Chief Financial Officer of Webridge, Inc., which was acquired by Click Commerce. He was also the Chief Financial Officer from 1998 to 2000 of EMusic.com (NASDAQ: EMUS), which was acquired by Universal Music Group. In addition, Mr. Howell served as the Chief Financial Officer of Merix Corporation (NASDAQ: MERX) from 1995 to 1998, Acting Chief Financial Officer for Borland Software (NASDAQ: BORL) from 1994 to 1995, and the Chief Accounting Officer for BORL from 1988 to 1995. Mr. Howell is a certified public accountant (inactive), and he earned a B.A. from the University of Michigan and an M.S. in Accounting from Eastern Michigan University.
J. Stuart Miller, 55, has served as our Executive Vice President, Treasurer and Chief Financial Officer since December 2014 and served as Chief Financial Officer of Workiva LLC from April 2014 to December 2014. He has over 25 years of experience advising on mergers and acquisitions and capital raising for various companies. Prior to joining Workiva in April 2014, Mr. Miller was a Managing Director of Colonnade Advisors, a mergers and acquisitions advisory firm that he founded in 1999. Previously, he was a Managing Director in the Investment Banking Department of J.P. Morgan. Mr. Miller joined J.P. Morgan from Credit Suisse First Boston, where he had worked in the Investment Banking Department. He earned a B.A. from Washington & Lee University and an M.B.A. from Harvard Business School.
Troy M. Calkins, 49, Mr. Calkins has served as our Executive Vice President, Secretary and General Counsel since December 2014 and served as General Counsel of Workiva LLC from February 2014 to December 2014. Prior to Workiva, he was a partner at Drinker Biddle & Reath LLP, where he spent 19 years in the firm’s Corporate and Securities Practice Group. His practice focused on counseling both private and public companies on legal strategy, corporate compliance and governance, and private and public securities offerings. He earned a B.A. from Michigan State University and a J.D. from the University of Michigan Law School.
c)    Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Section16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3.	Exhibits. See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March, 2016.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY
The undersigned officers and directors of Workiva Inc. hereby severally constitute Matthew M. Rizai our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable Workiva Inc. to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Matthew M. Rizai, Ph.D.	Chairman of the board and Chief Executive Officer (Principal Executive Officer)	March 1, 2016
Matthew M. Rizai, Ph.D.

/s/ J. Stuart Miller	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 1, 2016
J. Stuart Miller

/s/ Jill Klindt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2016
Jill Klindt

/s/ Eugene S. Katz	Director	March 1, 2016
Eugene S. Katz

/s/ Michael M. Crow, Ph.D.	Director	March 1, 2016
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	March 1, 2016
Robert H. Herz

/s/ David S. Mulcahy	Director	March 1, 2016
David S. Mulcahy

/s/ Suku Radia	Director	March 1, 2016
Suku Radia

/s/ Martin J. Vanderploeg, Ph.D.	Director	March 1, 2016
Martin J. Vanderploeg, Ph.D.

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

3.2	Bylaws of Workiva Inc., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

4.1	Form of the Company’s Class A common stock certificate, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

10.1*	Amended and Restated Workiva Inc. 2009 Unit Incentive Plan, incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

10.2*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

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

10.12
Third Amendment to Loan and Security Agreement dated February 26, 2015 by and among Workiva Inc., Workiva International LLC and Silicon Valley Bank, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

E-1