Form 10-Q
period 2016-03-31
WORKIVA INC
filed 2016-05-04
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2016, there were approximately 29,059,228 shares of the registrant's Class A common stock and 11,909,784 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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

3

Part I. Financial Information
Item 1.     Financial Statements
WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	As of March 31, 2016	As of December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,226	$58,750
Marketable securities	12,665	17,420
Accounts receivable, net of allowance for doubtful accounts of $837 and $713 at March 31, 2016 and December 31, 2015, respectively	16,470	15,647
Deferred commissions	1,383	1,368
Other receivables	1,042	818
Prepaid expenses and other current assets	4,063	3,875
Total current assets	78,849	97,878

Property and equipment, net	43,747	44,410
Intangible assets, net	936	896
Other assets	774	711
Total assets	$124,306	$143,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,156	$5,138
Accrued expenses and other current liabilities	14,578	20,394
Deferred revenue	53,101	55,741
Deferred government grant obligation	1,023	985
Current portion of capital lease and financing obligations	1,732	1,808
Current portion of long-term debt	18	18
Total current liabilities	74,608	84,084

Deferred revenue	7,138	7,597
Deferred government grant obligation	1,708	1,996
Other long-term liabilities	3,491	3,343
Capital lease and financing obligations	20,727	21,083
Long-term debt	73	73
Total liabilities	107,745	118,176

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 29,051,970 and 29,014,665 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	29	29
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 11,909,784 and 11,933,784 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	12	12
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	205,284	202,371
Accumulated deficit	(188,979)	(176,934)
Accumulated other comprehensive income	215	241
Total stockholders’ equity	16,561	25,719
Total liabilities and stockholders’ equity	$124,306	$143,895
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)

	Three months ended March 31,
	2016	2015
Revenue
Subscription and support	$33,585	$26,269
Professional services	10,966	8,885
Total revenue	44,551	35,154
Cost of revenue
Subscription and support	6,918	5,885
Professional services	6,188	3,777
Total cost of revenue	13,106	9,662
Gross profit	31,445	25,492
Operating expenses
Research and development	14,516	12,008
Sales and marketing	20,088	13,705
General and administrative	8,953	6,734
Total operating expenses	43,557	32,447
Loss from operations	(12,112)	(6,955)
Interest expense	(490)	(510)
Other income and (expense), net	576	(66)
Loss before provision for income taxes	(12,026)	(7,531)
Provision (benefit) for income taxes	19	(84)
Net loss	$(12,045)	$(7,447)
Net loss per common share:
Basic and diluted	$(0.30)	$(0.19)
Weighted average common shares outstanding - basic and diluted	40,451,668	39,593,700
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(12,045)	$(7,447)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax expense of $0 and $60 for the three months ended March 31, 2016 and 2015, respectively	(101)	69
Unrealized gain on available-for-sale securities, net of income tax expense of $0 for both of the three months ended March 31, 2016 and 2015	75	—
Other comprehensive (loss) income, net of tax	(26)	69
Comprehensive loss	$(12,071)	$(7,378)
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(12,045)	$(7,447)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	997	1,169
Stock-based compensation expense	3,390	2,174
Provision for doubtful accounts	122	74
Realized gain on sale of available-for-sale securities	(2)	—
Amortization (accretion) of premiums and discounts on marketable securities, net	39	—
Recognition of deferred government grant obligation	(433)	(66)
Changes in assets and liabilities:
Accounts receivable	(881)	(911)
Deferred commissions	(12)	145
Other receivables	(224)	(188)
Prepaid expenses and other	(186)	144
Other assets	(63)	56
Accounts payable	(696)	157
Deferred revenue	(3,215)	(672)
Accrued expenses and other liabilities	(5,869)	(3,892)
Change in restricted cash	—	28
Net cash used in operating activities	(19,078)	(9,229)

Cash flows from investing activities
Purchase of property and equipment	(412)	(871)
Sale of marketable securities	4,793	—
Purchase of intangible assets	(55)	(83)
Net cash provided by (used in) investing activities	4,326	(954)

Cash flows from financing activities
Payment of equity issuance costs	—	(1,073)
Proceeds from option exercises	284	80
Taxes paid related to net share settlements of stock-based compensation awards	(761)	—
Changes in restricted cash	—	300
Repayment of other long-term debt	—	(25)
Principal payments on capital lease and financing obligations	(432)	(678)
Proceeds from government grants	183	313
Net cash used in financing activities	(726)	(1,083)
Effect of foreign exchange rates on cash	(46)	28

Net decrease in cash and cash equivalents	(15,524)	(11,238)
Cash and cash equivalents at beginning of period	58,750	101,131
Cash and cash equivalents at end of period	$43,226	$89,893

Supplemental cash flow disclosure
Cash paid for interest	$322	$423
Cash paid for income taxes, net of refunds	$8	$—

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through capital lease arrangements	$—	$184
Allowance for tenant improvements	$186	$698
Accrued distributions to members	$—	$60
Purchases of property and equipment, accrued but not paid	$65	$—
See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries created Wdesk, a cloud-based platform for enterprises to collect, link, report and analyze business data with control and accountability. The Wdesk proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. We offer our customers solutions in the areas of compliance, risk, finance, accounting, and audit management. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe and Canada.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 1, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.
The unaudited condensed consolidated financial statements include the accounts of Workiva Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the determination of the relative selling prices of our services, health insurance claims incurred but not yet reported, collectability of accounts receivable, valuation of available-for-sale marketable securities, useful lives of intangible assets and property and equipment, income taxes and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

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
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendment was effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. Effective January 1, 2016, we adopted this standard prospectively. The adoption did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The standard became effective for interim and annual periods beginning after December 15, 2015. Effective January 1, 2016, we adopted this standard. The adoption did not have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as required by current guidance, or to recognize forfeitures as they occur. We will be required to make this election at the entity level using a modified retrospective transition method, with a cumulative-effect adjustment to the accumulated deficit. The guidance will be effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact this provision will have on our consolidated financial statements and whether we will adopt the guidance early. The remaining provisions of ASU 2016-09 are not expected to have a material impact on our consolidated financial statements.

2. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2016	December 31, 2015
Accrued vacation	$4,161	$3,604
Accrued commissions	2,497	2,470
Accrued bonuses	2,900	9,598
Estimated health insurance claims	1,492	900
Accrued other liabilities	3,528	3,822
	$14,578	$20,394
Other Income and (Expense), net
Other income and (expense), net for the three months ended March 31, 2016 and 2015 consisted of (in thousands):

	Three months ended March 31,
	2016	2015
Interest income	$83	$15
Income from training reimbursement program	433	66
Other	60	(147)
	$576	$(66)

3. Marketable Securities
At March 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$4,008	$2	$(3)	$4,007
U.S. corporate debt securities	8,645	19	(6)	8,658
Money market funds	37,419	—	—	37,419
	$50,072	$21	$(9)	$50,084
Included in cash and cash equivalents	$37,419	$—	$—	$37,419
Included in marketable securities	$12,653	$21	$(9)	$12,665
At December 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$4,805	$—	$(31)	$4,774
U.S. corporate debt securities	12,679	1	(34)	12,646
Money market funds	53,365	—	—	53,365
	$70,849	$1	$(65)	$70,785
Included in cash and cash equivalents	$53,365	$—	$—	$53,365
Included in marketable securities	$17,484	$1	$(65)	$17,420
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$2,407	$(3)	$—	$—
U.S. corporate debt securities	2,503	(6)	—	—
Total	$4,910	$(9)	$—	$—
We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of March 31, 2016 to hold these investments until the cost basis is recovered.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2016, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2016			Fair Value Measurements as of December 31, 2015
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$37,419	$37,419	$—	$53,365	$53,365	$—
U.S. treasury debt securities	4,007	—	4,007	4,774	—	4,774
U.S. corporate debt securities	8,658	—	8,658	12,646	—	12,646
	$50,084	$37,419	$12,665	$70,785	$53,365	$17,420

Included in cash and cash equivalents	$37,419			$53,365
Included in marketable securities	$12,665			$17,420
Other Fair Value Measurements
At March 31, 2016, the fair value of our debt obligations approximated the carrying amount of $91,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.

5. Commitments and Contingencies
Lease Commitments
As of March 31, 2016, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2016	$2,302
2017	3,304
2018	3,164
2019	2,482
2020	2,163
Thereafter	10,101
Total minimum lease payments	$23,516
There have been no material changes in our future estimated minimum lease payments under non-cancelable capital and financing leases, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
6. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock awards, restricted stock units (together, “restricted stock”) and options to purchase Class A common stock.
As of March 31, 2016, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units.
As of March 31, 2016, 746,029 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-based compensation expense for the three months ended March 31, 2016 was $2.2 million and $1.1 million for options to purchase Class A common stock and restricted stock, respectively. Stock-based compensation expense for the three months ended March 31, 2015 was $1.6 million and $542,000 for options to purchase Class A common stock and restricted stock, respectively.

Stock-based compensation expense associated with stock options and restricted stock was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2016	2015
Cost of revenue
Subscription and support	$118	$96
Professional services	122	72
Operating expenses
Research and development	584	334
Sales and marketing	455	350
General and administrative	2,111	1,322
Total	$3,390	$2,174
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatilities for publicly traded stock options of comparable companies over the estimated expected life of the options. The expected term represents the period of time the options are expected to be outstanding and is based on the “simplified method.” We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the options. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with a maturity similar to the estimated expected term of the options. The fair value of our stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,
	2016	2015
Expected term (in years)	6.0 - 6.1	6.1
Risk-free interest rate	1.48% - 1.90%	1.35% - 1.74%
Expected volatility	44.96% - 45.29%	42.35% - 44.08%
Forfeiture rate	0% - 4.80%	5.12% - 5.21%

Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2015	6,969,133	$11.37	7.7	$43,287
Granted	634,619	15.06
Forfeited	28,515	14.52
Exercised	74,621	3.80
Outstanding at March 31, 2016	7,500,616	$11.75	7.6	$17,721

Exercisable at March 31, 2016	3,613,938	$8.40	6.3	$17,337
Options to purchase Class A common stock generally vest over a three or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $648,000 and $114,000, respectively.
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2016 and 2015 was $6.75 and $5.50, respectively. The total fair value of options vested during the three months ended March 31, 2016 and 2015 was approximately $1.6 million and $2.2 million, respectively. Total unrecognized compensation expense of $22.5 million related to options will be recognized over a weighted-average period of 2.7 years.
Restricted Stock
We have granted restricted stock awards and restricted stock units to our executive officers that vest in three equal annual installments from the date of grant and restricted stock awards to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The fair value for restricted stock awards and units is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards and units vested during the three months ended March 31, 2016 was approximately $2.4 million. No restricted stock awards or units vested during the three months ended March 31, 2015.

The following table summarizes the restricted stock activity under the Plan for the three months ended March 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2015	600,025	$13.38	$10,542
Granted	311,612	15.55
Forfeited	—	—
Vested	(176,665)	13.40
Outstanding at March 31, 2016	734,972	$14.29	$8,562
Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At March 31, 2016, there was approximately $9.1 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years.

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
The net loss per share attributable to common stockholders is allocated based on the participation rights of the Class A and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2016		March 31, 2015
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(8,496)	$(3,549)	$(5,110)	$(2,337)

Denominator
Weighted-average common shares outstanding - basic and diluted	28,534,236	11,917,432	27,166,753	12,426,947
Basic and diluted net loss per share	$(0.30)	$(0.30)	$(0.19)	$(0.19)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2016	March 31, 2015
Shares subject to outstanding common stock options	7,500,616	6,091,831
Shares subject to unvested restricted stock awards	423,360	584,350

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2016. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva created Wdesk, a cloud-based productivity platform for enterprises to collect, link, report and analyze business data with control and accountability. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported, analyzed and understood more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy Wdesk to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency. As of March 31, 2016, we provided our solutions to more than 2,500 enterprise customers, including 65% of the FORTUNE 100® and more than 65% of FORTUNE 500® companies(1).
(1) Claim not confirmed by FORTUNE or Time Inc. FORTUNE 500 is a registered trademark of Time Inc. and is used under license. FORTUNE and Time Inc. are not affiliated with, and do not endorse products or services of, Workiva Inc.
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 96.1% (excluding add-on seats) for the twelve months ended March 31, 2016.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,160 at March 31, 2016 from 946 at March 31, 2015, an increase of 22.6%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $44.6 million during the three months ended March 31, 2016 from $35.2 million during the three months ended March 31, 2015. We incurred net losses of $12.0 million during the three months ended March 31, 2016 compared to $7.4 million during the three months ended March 31, 2015.

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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As professional services revenue from our non-SEC offerings continues to grow, we expect our professional services revenue to become less seasonal. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. In addition, we typically pay cash bonuses to employees in the first quarter, resulting in some seasonality in operating cash flow.

Key Performance Indicators

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Financial metrics
Total revenue	$44,551	$35,154
Percentage increase in total revenue	26.7%	25.0%
Subscription and support revenue	$33,585	$26,269
Percentage increase in subscription and support revenue	27.9%	27.2%
Subscription and support as a percent of total revenue	75.4%	74.7%

	As of March 31,
	2016	2015
Operating metrics
Number of customers	2,557	2,290
Subscription and support revenue retention rate	96.1%	95.9%
Subscription and support revenue retention rate including add-ons	112.1%	105.8%
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
Our subscription and support revenue retention rate was 96.1% at the March 2016 measurement date, up slightly from March 2015. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
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
Our subscription and support revenue retention rate including add-ons was 112.1% at the March 2016 measurement date, up from 105.8% as of March 2015. Shifting the focus of our sales team covering existing customers toward use cases with larger target deal sizes drove most of the rate increase.

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2016 and 2015, no single customer represented more than 2% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. In 2015, we began to standardize our subscription term to one year, and through 2017, we plan to convert most contracts with customers to a one-year term. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs and facility costs. We capitalize and amortize sales commissions that are directly attributable to a contract over the lesser of twelve months or the non-cancelable term of the customer contract based on the terms of our commission arrangements.

Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, and stock-based compensation; costs of server usage by our developers; information technology costs; and facility costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related costs for our executive, finance and accounting, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2016	2015
	(in thousands)
Revenue
Subscription and support	$33,585	$26,269
Professional services	10,966	8,885
Total revenue	44,551	35,154
Cost of revenue
Subscription and support(1)	6,918	5,885
Professional services(1)	6,188	3,777
Total cost of revenue	13,106	9,662
Gross profit	31,445	25,492
Operating expenses
Research and development(1)	14,516	12,008
Sales and marketing(1)	20,088	13,705
General and administrative(1)	8,953	6,734
Total operating expenses	43,557	32,447
Loss from operations	(12,112)	(6,955)
Interest expense	(490)	(510)
Other income and (expense), net	576	(66)
Loss before provision for income taxes	(12,026)	(7,531)
Provision (benefit) for income taxes	19	(84)
Net loss	$(12,045)	$(7,447)

(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Cost of revenue
Subscription and support	$118	$96
Professional services	122	72
Operating expenses
Research and development	584	334
Sales and marketing	455	350
General and administrative	2,111	1,322
Total stock-based compensation expense	$3,390	$2,174
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2016	2015
Revenue
Subscription and support	75.4%	74.7%
Professional services	24.6	25.3
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	15.5	16.7
Professional services	13.9	10.7
Total cost of revenue	29.4	27.4
Gross profit	70.6	72.6
Operating expenses
Research and development	32.6	34.2
Sales and marketing	45.1	39.0
General and administrative	20.1	19.2
Total operating expenses	97.8	92.4
Loss from operations	(27.2)	(19.8)
Interest expense	(1.1)	(1.5)
Other income and (expense), net	1.3	(0.2)
Loss before provision for income taxes	(27.0)	(21.5)
Provision (benefit) for income taxes	—	(0.2)
Net loss	(27.0)%	(21.3)%

Comparison of Three Months Ended March 31, 2016 and 2015
Revenue

	Three months ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Revenue
Subscription and support	$33,585	$26,269	27.9%
Professional services	10,966	8,885	23.4%
Total revenue	$44,551	$35,154	26.7%
Total revenue increased $9.4 million for the three months ended March 31, 2016 compared to the same quarter a year ago due primarily to a $7.3 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 48.6% represented revenue from new customers acquired after March 31, 2015 and 51.4% represented revenue from existing customers at or prior to March 31, 2015. The total number of our customers expanded 11.7% from March 31, 2015 to March 31, 2016.
Cost of Revenue

	Three months ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$6,918	$5,885	17.6%
Professional services	6,188	3,777	63.8%
Total cost of revenue	$13,106	$9,662	35.6%
Cost of revenue increased $3.4 million during the three months ended March 31, 2016 versus the same quarter a year ago, attributable primarily to an aggregate increase in employee compensation, benefits, and travel costs of $2.3 million in addition to an increase in other support costs of $0.7 million. Headcount growth was the primary driver of these support and personnel-related costs. Expenses related to subscription and support rose 17.6% in the three months ended March 31, 2016 compared to the same period a year ago, due in part to additional server usage of $0.4 million, as customer usage of our platform grew. Professional services expense expanded 63.8% in the three months ended March 31, 2016 versus the same period a year ago due primarily to an increase in headcount and employee compensation to handle the growing demand for services related to our SOX and regulatory risk use cases.

Operating Expenses

	Three months ended March 31,
	2016	2015	% Change
	(dollars in thousands)
Operating expenses
Research and development	$14,516	$12,008	20.9%
Sales and marketing	20,088	13,705	46.6%
General and administrative	8,953	6,734	33.0%
Total operating expenses	$43,557	$32,447	34.2%
Research and Development
Research and development expenses rose $2.5 million in the three months ended March 31, 2016 compared to the same quarter a year ago, as a result of higher employee compensation, benefits, and travel costs. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount in research and development.
Sales and Marketing
Sales and marketing expenses rose $6.4 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to the expansion of our sales and marketing team as well as our marketing programs. Employee compensation, benefits, and travel costs rose $5.9 million due primarily to higher headcount in sales and marketing. In addition, advertising fees rose approximately $0.5 million due primarily to marketing our new solutions.
General and Administrative
General and administrative expenses increased $2.2 million during the three months ended March 31, 2016 compared to the same quarter a year ago, due principally to higher employee cash-based compensation, benefits, and travel costs of $1.4 million and additional employee stock-based compensation of $0.8 million. The increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business. Higher stock-based compensation expense was driven primarily by restricted stock grants to executive officers in February 2015 and January 2016 with a vesting term of three years in addition to stock option grants to executive officers in February 2016 with a vesting term of three years.
Non-Operating Income (Expenses)

	Three months ended March 31,
	2016	2015
	(dollars in thousands)
Interest expense	$(490)	$(510)
Other income and (expense), net	576	(66)
Interest Expense and Other Income and (Expense), Net
Interest expense remained relatively flat during the three months ended March 31, 2016 compared to the same quarter a year ago.

Other income and (expense), net increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to recognition of a portion of our deferred government grant obligation related to our job training reimbursement program.
Liquidity and Capital Resources

	Three months ended March 31,
	2016	2015
	(in thousands)
Cash flow used in operating activities	$(19,078)	$(9,229)
Cash flow provided by (used in) investing activities	4,326	(954)
Cash flow used in financing activities	(726)	(1,083)
Net decrease in cash and equivalents, net of impact on exchange rates	$(15,524)	$(11,238)
As of March 31, 2016, our cash, cash equivalents and marketable securities totaled $55.9 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. We amended the credit facility in April 2016 to extend the maturity date to August 2018. No amount was outstanding under the credit facility as of March 31, 2016.
Pursuant to the credit facility, letters of credit totaling $0 and $2.3 million were outstanding at March 31, 2016 and December 31, 2015, respectively. These letters of credit, which do not reduce availability under the credit facility, were issued as security for a forgivable loan. The remaining $2.3 million outstanding letters of credit were canceled in the first quarter of 2016 as all contingencies related to a forgivable loan were resolved.
Operating Activities
For the three months ended March 31, 2016, cash used in operating activities was $19.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $12.0 million, adjusted for non-cash charges of $1.0 million for depreciation and amortization of our property and equipment and intangible assets, and $3.4 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $0.9 million increase in accounts receivable, a $3.2 million decrease in deferred revenue, a $5.9 million decrease in accrued expenses and other liabilities and a $0.7 million decrease in accounts payable. Short-term deferred revenue from subscription and support contracts decreased by $0.3 million from December 31, 2015 to March 31, 2016. Long-term deferred revenue from subscription and support contracts decreased by $0.4 million from December 31, 2015 to March 31, 2016. In addition, short-term deferred revenue from professional services decreased by $2.3 million from December 31, 2015 to March 31, 2016. The increase in accounts receivable was primarily attributable to the timing of our billings and cash collections, while the decreases in accounts payable and accrued expenses and other were attributable primarily to the timing of our cash payments, including payment of annual bonuses.
For the three months ended March 31, 2015, cash used in operating activities was $9.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.4 million, adjusted for non-cash charges of $1.2 million for depreciation and amortization of our property and equipment and intangible assets and $2.2 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $0.7 million decrease in deferred revenue, a $3.9 million decrease in accrued expenses and other liabilities and a $0.9 million increase in accounts receivable. The decrease in deferred revenue was attributable in part to recognition of professional services upon completion during the three months ended March 31, 2015 that were previously deferred at December 31, 2014. In addition, reduced incentives for customers to sign multi-year prepayment agreements resulted in an expected decline in cash generated from long term prepayments. The increase in accounts receivable was primarily attributable to the timing of our billings and cash collections, while the decrease in accrued expenses and other was attributable primarily to the timing of our cash payments including payment of annual bonuses and remaining fees related to our initial public offering.
Investing Activities
Cash provided by investing activities of $4.3 million for the three months ended March 31, 2016 was due primarily to proceeds of $4.8 million from the sale of marketable securities, which was partially offset by $0.4 million of capital expenditures. Our capital expenditures were associated primarily with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $1.0 million for the three months ended March 31, 2015 was due primarily to $0.9 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements and furniture and fixtures in support of expanding our infrastructure and work force.
Financing Activities
Cash used in financing activities of $0.7 million for the three months ended March 31, 2016 was due primarily to $0.8 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.4 million in repayments on long-term debt and payments on capital lease and financing obligations, partially offset by $0.3 million in proceeds from option exercises.
Cash used in financing activities of $1.1 million for the three months ended March 31, 2015 was due primarily to $1.1 million in payments of issuance costs related to our initial public offering and $0.7 million in repayments on long-term debt and payments on capital lease and financing obligations.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 1, 2016 except those related to operating lease obligations.
The following table represents our contractual obligations as of March 31, 2016 for operating lease obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations relating to office facilities	$23,516	$3,146	$6,288	$4,497	$9,585
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
During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 1, 2016.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2016 to the risk factors that were included in the Form 10-K.

Item 2.    Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended March 31, 2016 related to shares withheld upon vesting of restricted stock awards for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 2016	—	—	—	—
February 2016	61,316	$12.41	—	—
March 2016	—	—	—	—
Total	61,316	$12.41	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
Item 6.    Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May, 2016.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President, Treasurer and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Vice President and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1
Workiva Inc. Nonqualified Deferred Compensation Plan effective as of January 14, 2016, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2016.

10.2
Form of Workiva Inc. Restricted Stock Unit Agreement for service-vesting restricted stock units under the Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2016.

10.3	Form of Workiva Inc. Restricted Stock Unit Agreement for service-vesting restricted stock units issuable to non-employee directors under the Workiva Inc. 2014 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

E-1