Form 10-Q
period 2016-06-30
WORKIVA INC
filed 2016-08-03
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2016, there were approximately 29,917,822 shares of the registrant's Class A common stock and 11,140,888 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.

i

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

ii

Part I. Financial Information
Item 1.     Financial Statements
WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	As of June 30, 2016	As of December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,885	$58,750
Marketable securities	11,044	17,420
Accounts receivable, net of allowance for doubtful accounts of $886 and $713 at June 30, 2016 and December 31, 2015, respectively	18,260	15,647
Deferred commissions	1,500	1,368
Other receivables	897	818
Prepaid expenses and other current assets	5,387	3,875
Total current assets	76,973	97,878

Property and equipment, net	43,619	44,410
Intangible assets, net	978	896
Other assets	1,126	711
Total assets	$122,696	$143,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,965	$5,138
Accrued expenses and other current liabilities	14,697	20,394
Deferred revenue	57,291	55,741
Deferred government grant obligation	1,003	985
Current portion of capital lease and financing obligations	1,625	1,808
Current portion of long-term debt	20	18
Total current liabilities	79,601	84,084

Deferred revenue	8,340	7,597
Deferred government grant obligation	1,497	1,996
Other long-term liabilities	4,026	3,343
Capital lease and financing obligations	20,358	21,083
Long-term debt	53	73
Total liabilities	113,875	118,176

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 29,646,146 and 29,014,665 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	30	29
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 11,403,350 and 11,933,784 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	11	12
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	209,022	202,371
Accumulated deficit	(200,504)	(176,934)
Accumulated other comprehensive income	262	241
Total stockholders’ equity	8,821	25,719
Total liabilities and stockholders’ equity	$122,696	$143,895
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Subscription and support	$34,969	$28,085	$68,554	$54,354
Professional services	8,042	5,883	19,008	14,768
Total revenue	43,011	33,968	87,562	69,122
Cost of revenue
Subscription and support	7,039	5,564	13,957	11,449
Professional services	5,538	4,189	11,726	7,966
Total cost of revenue	12,577	9,753	25,683	19,415
Gross profit	30,434	24,215	61,879	49,707
Operating expenses
Research and development	14,047	12,196	28,563	24,204
Sales and marketing	19,828	16,329	39,916	30,034
General and administrative	7,882	6,291	16,835	13,025
Total operating expenses	41,757	34,816	85,314	67,263
Loss from operations	(11,323)	(10,601)	(23,435)	(17,556)
Interest expense	(468)	(513)	(958)	(1,023)
Other income and (expense), net	278	191	854	125
Loss before provision for income taxes	(11,513)	(10,923)	(23,539)	(18,454)
Provision for income taxes	12	106	31	22
Net loss	$(11,525)	$(11,029)	$(23,570)	$(18,476)
Net loss per common share:
Basic and diluted	$(0.28)	$(0.28)	$(0.58)	$(0.47)
Weighted average common shares outstanding - basic and diluted	40,593,908	39,627,842	40,522,790	39,610,905
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(11,525)	$(11,029)	$(23,570)	$(18,476)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of income tax benefit of $21 and $16 for the three months ended June 30, 2016 and 2015, respectively, and net of income tax benefit (expense) of $21 and ($44) for the six months ended June 30, 2016 and 2015, respectively	68	(24)	(33)	45
Unrealized (loss) gain on available-for-sale securities, net of income tax (expense) of ($33) and $0 for the three months ended June 30, 2016 and 2015, respectively, and net of income tax (expense) of ($33) and $0 for the six months ended June 30, 2016 and 2015, respectively	(21)	—	54	—
Other comprehensive income (loss), net of tax	47	(24)	21	45
Comprehensive loss	$(11,478)	$(11,053)	$(23,549)	$(18,431)
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cash flows from operating activities
Net loss	$(11,525)	$(11,029)	$(23,570)	$(18,476)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	975	1,127	1,972	2,296
Stock-based compensation expense	3,502	2,620	6,892	4,794
Provision for doubtful accounts	48	52	170	126
Realized gain on sale of available-for-sale securities	(4)	—	(6)	—
Amortization (accretion) of premiums and discounts on marketable securities, net	36	—	75	—
Recognition of deferred government grant obligation	(230)	(206)	(663)	(272)
Deferred income tax	(12)	—	(12)	—
Changes in assets and liabilities:
Accounts receivable	(1,844)	(584)	(2,725)	(1,495)
Deferred commissions	(117)	(32)	(129)	113
Other receivables	142	(424)	(82)	(612)
Prepaid expenses and other	(1,327)	(65)	(1,513)	79
Other assets	(323)	38	(386)	94
Accounts payable	797	1,262	101	1,419
Deferred revenue	5,399	2,514	2,184	1,842
Accrued expenses and other liabilities	447	2,046	(5,422)	(1,846)
Change in restricted cash	—	73	—	101
Net cash used in operating activities	(4,036)	(2,608)	(23,114)	(11,837)

Cash flows from investing activities
Purchase of property and equipment	(597)	(159)	(1,009)	(1,030)
Purchase of marketable securities	(802)	—	(802)	—
Sale of marketable securities	2,404	—	7,197	—
Purchase of intangible assets	(59)	(195)	(114)	(278)
Net cash provided by (used in) investing activities	946	(354)	5,272	(1,308)

Cash flows from financing activities
Payment of equity issuance costs	—	(273)	—	(1,346)
Proceeds from option exercises	236	353	520	433
Taxes paid related to net share settlements of stock-based compensation awards	—	—	(761)	—
Changes in restricted cash	—	—	—	300
Repayment of other long-term debt	(18)	(42)	(18)	(67)
Principal payments on capital lease and financing obligations	(476)	(483)	(908)	(1,161)
Distributions to members	—	(35)	—	(35)
Proceeds from government grants	—	—	183	313
Payments of issuance costs on line of credit	(33)	—	(33)	—
Net cash used in financing activities	(291)	(480)	(1,017)	(1,563)
Effect of foreign exchange rates on cash	40	(19)	(6)	9

Net decrease in cash and cash equivalents	(3,341)	(3,461)	(18,865)	(14,699)
Cash and cash equivalents at beginning of period	43,226	89,893	58,750	101,131
Cash and cash equivalents at end of period	$39,885	$86,432	$39,885	$86,432

Supplemental cash flow disclosure
Cash paid for interest	$470	$496	$792	$919
Cash paid for income taxes, net of refunds	$40	$—	$48	$—

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through capital lease arrangements	$—	$343	$—	$527
Allowance for tenant improvements	$215	$—	$401	$698
Accrued distributions to members	$—	$—	$—	$60
Purchases of property and equipment, accrued but not paid	$82	$—	$82	$—
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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 1, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. In August 2015, the FASB approved the deferral of the effective date of the standard by one year. The new guidance is effective for our fiscal year beginning January 1, 2018 instead of January 1, 2017 and permits the use of either a full retrospective or modified retrospective transition method. Entities are permitted to adopt the guidance in accordance with the original effective date if they choose. We have not determined our transition method, and we are currently evaluating the impact the provisions of ASC 606 will have on our consolidated financial statements and whether we will adopt the guidance early.
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendment was effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. Effective January 1, 2016, we adopted this standard prospectively. The adoption did not have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as required by current guidance, or to recognize forfeitures as they occur. We will be required to make this election at the entity level using a modified retrospective transition method, with a cumulative-effect adjustment to the accumulated deficit. The guidance will be effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We plan to adopt this update on the effective date and are currently evaluating the impact it will have on our consolidated financial statements. The remaining provisions of ASU 2016-09 are not expected to have a material impact on our consolidated financial statements.

2. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2016	December 31, 2015
Accrued vacation	$4,342	$3,604
Accrued commissions	1,879	2,470
Accrued bonuses	4,274	9,598
Estimated health insurance claims	1,100	900
Accrued other liabilities	3,102	3,822
	$14,697	$20,394

Other Income and (Expense), net
Other income and (expense), net for the three and six months ended June 30, 2016 and 2015 consisted of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income	$62	$12	$145	$27
Income from training reimbursement program	230	206	663	272
Other	(14)	(27)	46	(174)
	$278	$191	$854	$125

3. Marketable Securities
At June 30, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,507	$6	$—	$3,513
U.S. corporate debt securities	7,513	19	(1)	7,531
Money market funds	34,667	—	—	34,667
	$45,687	$25	$(1)	$45,711
Included in cash and cash equivalents	$34,667	$—	$—	$34,667
Included in marketable securities	$11,020	$25	$(1)	$11,044

At December 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$4,805	$—	$(31)	$4,774
U.S. corporate debt securities	12,679	1	(34)	12,646
Money market funds	53,365	—	—	53,365
	$70,849	$1	$(65)	$70,785
Included in cash and cash equivalents	$53,365	$—	$—	$53,365
Included in marketable securities	$17,484	$1	$(65)	$17,420

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2016
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. corporate debt securities	$1,078	$(1)	$—	$—
Total	$1,078	$(1)	$—	$—

We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of June 30, 2016 to hold these investments until the cost basis is recovered.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2016, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2016			Fair Value Measurements as of December 31, 2015
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$34,667	$34,667	$—	$53,365	$53,365	$—
U.S. treasury debt securities	3,513	—	3,513	4,774	—	4,774
U.S. corporate debt securities	7,531	—	7,531	12,646	—	12,646
	$45,711	$34,667	$11,044	$70,785	$53,365	$17,420

Included in cash and cash equivalents	$34,667			$53,365
Included in marketable securities	$11,044			$17,420

Other Fair Value Measurements
At June 30, 2016, the fair value of our debt obligations approximated the carrying amount of $73,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.

5. Commitments and Contingencies
Lease Commitments
As of June 30, 2016, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2016	$1,635
2017	3,412
2018	3,265
2019	2,583
2020	2,264
Thereafter	10,211
Total minimum lease payments	$23,370

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
As of June 30, 2016, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units.
In June 2016, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,900,000. As of June 30, 2016, 4,519,743 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-based compensation expense for the six months ended June 30, 2016 was $4.6 million and $2.3 million for options to purchase Class A common stock and restricted stock, respectively. Stock-based compensation expense for the six months ended June 30, 2015 was $3.4 million and $1.4 million for options to purchase Class A common stock and restricted stock, respectively.

Stock-based compensation expense associated with stock options and restricted stock was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of revenue
Subscription and support	$125	$87	$243	$183
Professional services	93	89	215	161
Operating expenses
Research and development	609	369	1,193	703
Sales and marketing	449	432	904	782
General and administrative	2,226	1,643	4,337	2,965
Total	$3,502	$2,620	$6,892	$4,794

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expected term (in years)	6.1	6.1	6.0 - 6.1	6.1
Risk-free interest rate	1.41% - 1.54%	1.50% - 1.75%	1.41% - 1.90%	1.35% - 1.75%
Expected volatility	44.67% - 45.06%	42.74% - 43.55%	44.67% - 45.29%	42.35% - 44.08%
Forfeiture rate	4.64% - 5.15%	5.03% - 6.41%	0% - 5.15%	5.03% - 6.41%

Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2015	6,969,133	$11.37	7.7	$43,287
Granted	786,469	14.56
Forfeited	159,837	14.67
Exercised	162,363	3.20
Outstanding at June 30, 2016	7,433,402	$11.82	7.5	$21,828

Exercisable at June 30, 2016	3,886,831	$9.07	6.3	$21,169

Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $1.5 million and $1.4 million, respectively.
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2016 and 2015 was $6.53 and $6.09, respectively. The total fair value of options vested during the six months ended June 30, 2016 and 2015 was approximately $4.1 million and $3.8 million, respectively. Total unrecognized compensation expense of $20.4 million related to options will be recognized over a weighted-average period of 2.5 years.
Restricted Stock
We have granted restricted stock awards and restricted stock units to our executive officers that vest in three equal annual installments from the date of grant and restricted stock awards and restricted stock units to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The fair value for restricted stock awards and units is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards and units vested during the six months ended June 30, 2016 was approximately $3.3 million. No restricted stock awards or units vested during the six months ended June 30, 2015.

The following table summarizes the restricted stock activity under the Plan for the six months ended June 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2015	600,025	$13.38	$10,542
Granted	381,952	15.11
Forfeited	—	—
Vested	(246,690)	13.35
Outstanding at June 30, 2016	735,287	$14.29	$10,044

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At June 30, 2016, there was approximately $8.8 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2016		June 30, 2015
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(8,219)	$(3,306)	$(7,578)	$(3,451)

Denominator
Weighted-average common shares outstanding - basic and diluted	28,950,226	11,643,682	27,226,993	12,400,848
Basic and diluted net loss per share	$(0.28)	$(0.28)	$(0.28)	$(0.28)

	Six months ended
	June 30, 2016		June 30, 2015
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(16,718)	$(6,852)	$(12,686)	$(5,790)

Denominator
Weighted-average common shares outstanding - basic and diluted	28,742,233	11,780,557	27,197,080	12,413,825
Basic and diluted net loss per share	$(0.58)	$(0.58)	$(0.47)	$(0.47)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2016	June 30, 2015
Shares subject to outstanding common stock options	7,433,402	6,523,356
Shares subject to unvested restricted stock awards	353,335	654,375

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
Overview
Workiva created Wdesk, a cloud-based productivity platform for enterprises to collect, link, report and analyze business data with control and accountability. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported, analyzed and understood more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy Wdesk to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency. As of June 30, 2016, we provided our solutions to more than 2,600 enterprise customers, including 65% of the FORTUNE 100® and more than 65% of FORTUNE 500® companies(1).
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.1% (excluding add-on seats) for the twelve months ended June 30, 2016.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,178 at June 30, 2016 from 981 at June 30, 2015, an increase of 20.1%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $43.0 million and $87.6 million during the three and six months ended June 30, 2016 from $34.0 million and $69.1 million during the three and six months ended June 30, 2015. We incurred net losses of $11.5 million and $23.6 million during the three and six months ended June 30, 2016 compared to $11.0 million and $18.5 million during the three and six months ended June 30, 2015.

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

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Financial metrics
Total revenue	$43,011	$33,968	$87,562	$69,122
Percentage increase in total revenue	26.6%	28.1%	26.7%	26.5%
Subscription and support revenue	$34,969	$28,085	$68,554	$54,354
Percentage increase in subscription and support revenue	24.5%	27.8%	26.1%	27.5%
Subscription and support as a percent of total revenue	81.3%	82.7%	78.3%	78.6%

	As of June 30,
	2016	2015
Operating metrics
Number of customers	2,622	2,390
Subscription and support revenue retention rate	95.1%	96.3%
Subscription and support revenue retention rate including add-ons	110.2%	108.4%
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
Our subscription and support revenue retention rate was 95.1% at the June 2016 measurement date, down slightly from June 2015. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
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

Our subscription and support revenue retention rate including add-ons was 110.2% at the June 2016 measurement date, up from 108.4% as of June 2015. Shifting the focus of our sales team covering existing customers toward use cases with larger target deal sizes drove most of the rate increase.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2016 and 2015, no single customer represented more than 2% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. In 2015, we began to move toward a standard minimum subscription term of one year and plan to convert most of our quarterly contracts to annual over the next few years. In addition, we continue to offer limited incentives for customers to enter into contract terms of more than one year, typically for terms of two or three years. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met.
Subscription and Support Revenue. We recognize the aggregate minimum subscription and support fees ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our SaaS solutions has been granted to the customer, the fee for the subscription and support is fixed or determinable, and collection is reasonably assured.
Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services have consisted of document set up, XBRL tagging, and consulting with our customers on business processes and best practices for using Wdesk. Our professional services are not required for customers to utilize our solution. We recognize revenue for our professional services contracts when the services are performed.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

	(in thousands)
Revenue
Subscription and support	$34,969	$28,085	$68,554	$54,354
Professional services	8,042	5,883	19,008	14,768
Total revenue	43,011	33,968	87,562	69,122
Cost of revenue
Subscription and support(1)	7,039	5,564	13,957	11,449
Professional services(1)	5,538	4,189	11,726	7,966
Total cost of revenue	12,577	9,753	25,683	19,415
Gross profit	30,434	24,215	61,879	49,707
Operating expenses
Research and development(1)	14,047	12,196	28,563	24,204
Sales and marketing(1)	19,828	16,329	39,916	30,034
General and administrative(1)	7,882	6,291	16,835	13,025
Total operating expenses	41,757	34,816	85,314	67,263
Loss from operations	(11,323)	(10,601)	(23,435)	(17,556)
Interest expense	(468)	(513)	(958)	(1,023)
Other income and (expense), net	278	191	854	125
Loss before provision for income taxes	(11,513)	(10,923)	(23,539)	(18,454)
Provision for income taxes	12	106	31	22
Net loss	$(11,525)	$(11,029)	$(23,570)	$(18,476)

(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

	(in thousands)
Cost of revenue
Subscription and support	$125	$87	$243	$183
Professional services	93	89	215	161
Operating expenses
Research and development	609	369	1,193	703
Sales and marketing	449	432	904	782
General and administrative	2,226	1,643	4,337	2,965
Total stock-based compensation expense	$3,502	$2,620	$6,892	$4,794
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Subscription and support	81.3%	82.7%	78.3%	78.6%
Professional services	18.7	17.3	21.7	21.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	16.4	16.4	15.9	16.6
Professional services	12.9	12.3	13.4	11.5
Total cost of revenue	29.3	28.7	29.3	28.1
Gross profit	70.7	71.3	70.7	71.9
Operating expenses
Research and development	32.7	35.9	32.6	35.0
Sales and marketing	46.1	48.1	45.6	43.5
General and administrative	18.3	18.5	19.2	18.8
Total operating expenses	97.1	102.5	97.4	97.3
Loss from operations	(26.4)	(31.2)	(26.7)	(25.4)
Interest expense	(1.1)	(1.5)	(1.1)	(1.5)
Other income and (expense), net	0.6	0.6	1.0	0.2
Loss before provision for income taxes	(26.9)	(32.1)	(26.8)	(26.7)
Provision for income taxes	—	0.3	—	—
Net loss	(26.9)%	(32.4)%	(26.8)%	(26.7)%

Comparison of Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change

	(dollars in thousands)
Revenue
Subscription and support	$34,969	$28,085	24.5%	$68,554	$54,354	26.1%
Professional services	8,042	5,883	36.7%	19,008	14,768	28.7%
Total revenue	$43,011	$33,968	26.6%	$87,562	$69,122	26.7%
Total revenue increased $9.0 million for the three months ended June 30, 2016 compared to the same quarter a year ago due primarily to a $6.9 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 45.3% represented revenue from new customers acquired after June 30, 2015 and 54.7% represented revenue from existing customers at or prior to June 30, 2015. The total number of our customers expanded 9.7% from June 30, 2015 to June 30, 2016.
Total revenue increased $18.4 million for the six months ended June 30, 2016 compared to the same period a year ago due primarily to a $14.2 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 37.3% represented revenue from new customers acquired after June 30, 2015 and 62.7% represented revenue from existing customers at or prior to June 30, 2015.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$7,039	$5,564	26.5%	$13,957	$11,449	21.9%
Professional services	5,538	4,189	32.2%	11,726	7,966	47.2%
Total cost of revenue	$12,577	$9,753	29.0%	$25,683	$19,415	32.3%
Cost of revenue increased $2.8 million during the three months ended June 30, 2016 versus the same quarter a year ago, attributable primarily to an aggregate increase in employee compensation, benefits, and travel costs of $2.3 million in addition to an increase in server usage of $0.4 million. Headcount growth was the primary driver of the personnel-related costs. Expenses related to subscription and support rose 26.5% in the three months ended June 30, 2016 compared to the same period a year ago, due primarily to an increase in headcount, employee compensation and server usage. Professional services expense expanded 32.2% in the three months ended June 30, 2016 versus the same period a year ago due primarily to an increase in headcount and employee compensation to handle the growing demand for our services.
Cost of revenue increased $6.3 million during the six months ended June 30, 2016 compared to the same period a year ago due primarily to an aggregate increase in employee compensation, benefits and travel costs of $4.7 million, an increase in other support costs of $0.4 million, and an increase in server usage costs of $0.7 million. Subscription and support expense rose 21.9% in the six months ended June 30, 2016 compared to the same period a year ago due primarily to increases in headcount, employee compensation, and server expenses used to support our expanding customer base. Professional services expense increased 47.2% in the six months ended June 30, 2016 versus the same period a year ago due primarily to an increase in headcount, employee compensation and travel expense related to fulfilling increased demand for our services.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change

	(dollars in thousands)
Operating expenses
Research and development	$14,047	$12,196	15.2%	$28,563	$24,204	18.0%
Sales and marketing	19,828	16,329	21.4%	39,916	30,034	32.9%
General and administrative	7,882	6,291	25.3%	16,835	13,025	29.3%
Total operating expenses	$41,757	$34,816	19.9%	$85,314	$67,263	26.8%
Research and Development
Research and development expenses rose $1.9 million in the three months ended June 30, 2016 compared to the same quarter a year ago due primarily to $1.8 million in higher employee compensation, benefits and travel costs.
Research and development expenses increased $4.4 million in the six months ended June 30, 2016 compared to the same period a year ago due primarily to $4.2 million in higher employee compensation, benefits, and travel costs. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount in research and development.
Sales and Marketing
Sales and marketing expenses rose $3.5 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due primarily to higher employee compensation, benefits, and travel costs.
Sales and marketing expenses increased $9.9 million during the six months ended June 30, 2016 compared to the same period a year ago as a result of higher employee compensation, benefits and travel costs. We continue to invest in sales and marketing for future revenue growth.
General and Administrative
General and administrative expenses increased $1.6 million during the three months ended June 30, 2016 compared to the same quarter a year ago, due principally to higher employee cash-based compensation, benefits, and travel costs of $0.4 million and additional employee stock-based compensation of $0.7 million.
General and administrative expenses rose $3.8 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due primarily to higher employee cash-based compensation, benefits, and travel costs of $1.8 million and additional employee stock-based compensation of $1.5 million. The increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business. Higher stock-based compensation expense was driven primarily by restricted stock grants to executive officers in February 2015 and January 2016 with a vesting term of three years, as well as stock option grants to executive officers in February 2016 with a vesting term of three years.

Non-Operating Income (Expenses)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

	(dollars in thousands)
Interest expense	$(468)	$(513)	$(958)	$(1,023)
Other income and (expense), net	278	191	854	125
Interest Expense and Other Income and (Expense), Net
Interest expense remained relatively flat during the three and six months ended June 30, 2016 compared to the same periods a year ago.
Other income and (expense), net increased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due primarily to an increase in the amount recognized related to our job training reimbursement program resulting from the amounts diverted and paid to the community college in the periods.
Liquidity and Capital Resources

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

	(in thousands)
Cash flow used in operating activities	$(4,036)	$(2,608)	$(23,114)	$(11,837)
Cash flow provided by (used in) investing activities	946	(354)	5,272	(1,308)
Cash flow used in financing activities	(291)	(480)	(1,017)	(1,563)
Net decrease in cash and equivalents, net of impact of exchange rates	$(3,341)	$(3,461)	$(18,865)	$(14,699)
As of June 30, 2016, our cash, cash equivalents and marketable securities totaled $50.9 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. We amended the credit facility in April 2016 to extend the maturity date to August 2018. No amount was outstanding under the credit facility as of June 30, 2016.
Pursuant to the credit facility, letters of credit totaling $0 and $2.3 million were outstanding at June 30, 2016 and December 31, 2015, respectively. These letters of credit, which do not reduce availability under the credit facility, were issued as security for a forgivable loan. The remaining $2.3 million outstanding letters of credit were canceled in the first quarter of 2016 as all contingencies related to a forgivable loan were resolved.
Operating Activities
For the three months ended June 30, 2016, cash used in operating activities was $4.0 million. The primary factors affecting our operating cash flows during the period were our net loss of $11.5 million, adjusted for non-cash charges of $1.0 million for depreciation and amortization of our property and equipment and intangible assets, and $3.5 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $5.4 million increase in deferred revenue and a $0.8 million increase in accounts payable partially offset by a $1.8 million increase in accounts receivable and a $1.3 million increase in prepaid expenses. Short-term deferred revenue from subscription and support contracts increased $3.9 million from March 31, 2016 to June 30, 2016. Long-term deferred revenue from subscription and support contracts increased by $1.2 million from March 31, 2016 to June 30, 2016. In addition, short-term deferred revenue from professional services increased by $0.3 million from March 31, 2016 to June 30, 2016. The increase in accounts receivable and accounts payable was primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was attributable primarily to an upfront payment for our annual user conference.
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
For the six months ended June 30, 2016, cash used in operating activities was $23.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $23.6 million, adjusted for non-cash charges of $2.0 million for depreciation and amortization of our property and equipment and intangible assets, $6.9 million of stock-based compensation, and $0.7 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $2.7 million increase in accounts receivable, a $1.5 million increase in prepaid expenses and a $5.4 million decrease in accrued expenses and other liabilities partially offset by a $2.2 million increase in deferred revenue. Short-term deferred revenue from subscription and support contracts increased $3.6 million from December 31, 2015 to June 30, 2016. Long-term deferred revenue from subscription and support contracts increased by $0.7 million from December 31, 2015 to June 30, 2016. Short-term deferred revenue from professional services decreased by $2.1 million from December 31, 2015 to June 30, 2016. The increase in accounts receivable was attributable primarily to the timing of our billings and cash collections. The increase in prepaid expenses was attributable primarily to an upfront payment for our annual user conference. The decrease in accrued expenses and other liabilities was attributable primarily to the timing of our cash payments, including payment of annual bonuses.
For the six months ended June 30, 2015, cash used in operating activities was $11.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $18.5 million, adjusted for non-cash charges of $2.3 million for depreciation and amortization of our property and equipment and intangible assets, and $4.8 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $1.8 million increase in deferred revenue and a $1.4 million increase in accounts payable, partially offset by a $1.8 million decrease in accrued expenses and other liabilities, a $1.5 million increase in accounts receivable and a $0.6 million increase in other receivables. The increase in deferred revenue was attributable primarily to new customer growth. The increases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections and cash payments. The increase in other receivables was attributable primarily to the timing of receipts in connection with administration of our government job training program. The decrease in accrued expenses and other liabilities was attributable primarily to the timing of our cash payments, including payment of annual bonuses and remaining fees related to our initial public offering. Short-term deferred revenue from subscription and support contracts increased from $36.7 million at December 31, 2014 to $42.3 million at June 30, 2015, while long-term deferred revenue from these contracts decreased from $13.3 million at December 31, 2014 to $10.1 million at June 30, 2015. This rise in short-term deferred revenue was due primarily to new customers and a shift towards more annual contracts. As anticipated, long-term deferred revenue declined following our implementation of reduced incentives for long-term prepayments.
Investing Activities
Cash provided by investing activities of $0.9 million for the three months ended June 30, 2016 was due primarily to proceeds of $2.4 million from the sale of marketable securities, which was partially offset by $0.8 million of purchases of marketable securities and $0.6 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements, computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $0.4 million for the three months ended June 30, 2015 was due primarily to $0.2 million of capital expenditures and $0.2 million of intangible assets. Our capital expenditures were associated primarily with furniture and fixtures in support of expanding our infrastructure and work force. Our intangible asset expenditures were related to increased patent costs.
Cash provided by investing activities of $5.3 million for the six months ended June 30, 2016 was due primarily to proceeds of $7.2 million from the sale of marketable securities, which was partially offset by $0.8 million of purchases of marketable securities and $1.0 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements, computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
Cash used in investing activities of $1.3 million for the six months ended June 30, 2015 was due primarily to $1.0 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements and furniture and fixtures in support of expanding our infrastructure and work force.

Financing Activities
Cash used in financing activities of $0.3 million for the three months ended June 30, 2016 was due primarily to $0.5 million in payments on long-term debt, and capital lease and financing obligations, partially offset by $0.2 million in proceeds from option exercises.
Cash used in financing activities of $0.5 million for the three months ended June 30, 2015 was due primarily to $0.5 million in payments on long-term debt and capital lease and financing obligations.
Cash used in financing activities of $1.0 million for the six months ended June 30, 2016 was due primarily to $0.8 million in taxes paid related to the net share settlements of stock-based compensation awards and an aggregate $0.9 million in repayments on long-term debt and payments on capital lease and financing obligations, partially offset by $0.5 million in proceeds from option exercises.
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
The following table represents our contractual obligations as of June 30, 2016 for operating lease obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Operating lease obligations relating to office facilities	$23,370	$3,460	$6,272	$4,605	$9,033
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
During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 1, 2016.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of August, 2016.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President, Treasurer and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Vice President and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

10.1
Consent and Fourth Amendment to Loan and Security Agreement, dated April 5, 2016, by and between Silicon Valley Bank, Workiva Inc. and Workiva International LLC, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016.

10.2	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2016.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

E-1