Form 10-Q
period 2016-09-30
WORKIVA INC
filed 2016-11-09
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 7, 2016, there were approximately 30,248,470 shares of the registrant's Class A common stock and 10,966,888 shares of the registrant's Class B common stock outstanding.

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

ii

Part I. Financial Information
Item 1.     Financial Statements
WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	As of September 30, 2016	As of December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,842	$58,750
Marketable securities	10,995	17,420
Accounts receivable, net of allowance for doubtful accounts of $794 and $713 at September 30, 2016 and December 31, 2015, respectively	22,353	15,647
Deferred commissions	1,634	1,368
Other receivables	1,261	818
Prepaid expenses and other current assets	4,972	3,875
Total current assets	84,057	97,878

Property and equipment, net	43,287	44,410
Intangible assets, net	995	896
Other assets	1,583	711
Total assets	$129,922	$143,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,637	$5,138
Accrued expenses and other current liabilities	17,177	20,394
Deferred revenue	63,629	55,741
Deferred government grant obligation	1,164	985
Current portion of capital lease and financing obligations	1,432	1,808
Current portion of long-term debt	20	18
Total current liabilities	89,059	84,084

Deferred revenue	15,216	7,597
Deferred government grant obligation	1,089	1,996
Other long-term liabilities	4,064	3,343
Capital lease and financing obligations	20,013	21,083
Long-term debt	53	73
Total liabilities	129,494	118,176

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 30,218,473 and 29,014,665 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	30	29
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 10,990,888 and 11,933,784 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11	12
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	213,532	202,371
Accumulated deficit	(213,395)	(176,934)
Accumulated other comprehensive income	250	241
Total stockholders’ equity	428	25,719
Total liabilities and stockholders’ equity	$129,922	$143,895
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Subscription and support	$36,237	$29,832	$104,791	$84,186
Professional services	8,473	6,436	27,481	21,204
Total revenue	44,710	36,268	132,272	105,390
Cost of revenue
Subscription and support	6,694	5,319	20,651	16,768
Professional services	6,040	4,457	17,766	12,423
Total cost of revenue	12,734	9,776	38,417	29,191
Gross profit	31,976	26,492	93,855	76,199
Operating expenses
Research and development	14,342	12,766	42,905	36,970
Sales and marketing	22,354	20,903	62,270	50,937
General and administrative	8,015	7,153	24,850	20,178
Total operating expenses	44,711	40,822	130,025	108,085
Loss from operations	(12,735)	(14,330)	(36,170)	(31,886)
Interest expense	(462)	(494)	(1,420)	(1,517)
Other income and (expense), net	298	163	1,152	288
Loss before provision for income taxes	(12,899)	(14,661)	(36,438)	(33,115)
(Benefit) provision for income taxes	(8)	(31)	23	(9)
Net loss	$(12,891)	$(14,630)	$(36,461)	$(33,106)
Net loss per common share:
Basic and diluted	$(0.32)	$(0.37)	$(0.90)	$(0.83)
Weighted average common shares outstanding - basic and diluted	40,762,960	39,980,308	40,603,430	39,735,393
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(12,891)	$(14,630)	$(36,461)	$(33,106)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax (expense) of $0 and ($40) for the three months ended September 30, 2016 and 2015, respectively, and net of income tax benefit (expense) of $21 and ($84) for the nine months ended September 30, 2016 and 2015, respectively	(4)	59	(37)	104
Unrealized (loss) gain on available-for-sale securities, net of income tax benefit of $5 and $0 for the three months ended September 30, 2016 and 2015, respectively, and net of income tax (expense) of ($28) and $0 for the nine months ended September 30, 2016 and 2015, respectively	(8)	4	46	4
Other comprehensive (loss) income, net of tax	(12)	63	9	108
Comprehensive loss	$(12,903)	$(14,567)	$(36,452)	$(32,998)
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cash flows from operating activities
Net loss	$(12,891)	$(14,630)	$(36,461)	$(33,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	944	1,058	2,916	3,354
Stock-based compensation expense	3,670	3,082	10,562	7,876
(Recovery of) provision for doubtful accounts	(92)	222	78	348
Realized gain on sale of available-for-sale securities	—	(7)	(6)	(7)
Amortization (accretion) of premiums and discounts on marketable securities, net	36	32	111	32
Recognition of deferred government grant obligation	(247)	(236)	(910)	(508)
Deferred income tax	5	—	(7)	—
Changes in assets and liabilities:
Accounts receivable	(4,009)	47	(6,734)	(1,448)
Deferred commissions	(135)	(217)	(264)	(104)
Other receivables	(365)	(44)	(447)	(656)
Prepaid expenses and other	415	(218)	(1,098)	(139)
Other assets	(455)	72	(841)	166
Accounts payable	279	857	380	2,276
Deferred revenue	13,228	1,686	15,412	3,528
Accrued expenses and other liabilities	2,410	3,578	(3,012)	1,732
Change in restricted cash	—	—	—	101
Net cash provided by (used in) operating activities	2,793	(4,718)	(20,321)	(16,555)

Cash flows from investing activities
Purchase of property and equipment	(91)	(629)	(1,100)	(1,659)
Purchase of marketable securities	—	(15,692)	(802)	(15,692)
Sale of marketable securities	—	3,012	7,197	3,012
Purchase of intangible assets	(38)	(66)	(152)	(344)
Net cash (used in) provided by investing activities	(129)	(13,375)	5,143	(14,683)

Cash flows from financing activities
Payment of equity issuance costs	—	—	—	(1,346)
Proceeds from option exercises	840	1,062	1,360	1,495
Taxes paid related to net share settlements of stock-based compensation awards	—	—	(761)	—
Changes in restricted cash	—	—	—	300
Repayment of other long-term debt	—	(17)	(18)	(84)
Principal payments on capital lease and financing obligations	(538)	(522)	(1,446)	(1,683)
Distributions to members	—	—	—	(35)
Proceeds from government grants	—	235	183	548
Payments of issuance costs on line of credit	—	—	(33)	—
Net cash provided by (used in) financing activities	302	758	(715)	(805)
Effect of foreign exchange rates on cash	(9)	(3)	(15)	6

Net increase (decrease) in cash and cash equivalents	2,957	(17,338)	(15,908)	(32,037)
Cash and cash equivalents at beginning of period	39,885	86,432	58,750	101,131
Cash and cash equivalents at end of period	$42,842	$69,094	$42,842	$69,094

Supplemental cash flow disclosure
Cash paid for interest	$600	$488	$1,392	$1,407
Cash paid for income taxes, net of refunds	$(26)	$—	$22	$—

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through capital lease arrangements	$—	$—	$—	$527
Allowance for tenant improvements	$80	$—	$481	$698
Accrued distributions to members	$—	$—	$—	$60
Purchases of property and equipment, accrued but not paid	$505	$—	$505	$—
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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 1, 2016. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year ending December 31, 2016.
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition - Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. In August 2015, the FASB approved the deferral of the effective date of the standard by one year. The new guidance is effective for our fiscal year beginning January 1, 2018 instead of January 1, 2017 and permits the use of either a full retrospective or modified retrospective transition method. Entities are permitted to adopt the guidance in accordance with the original effective date if they choose. We plan to adopt this guidance on the effective date. We have not determined our transition method, and we are currently evaluating the impact the provisions of ASC 606 will have on our consolidated financial statements.
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

2. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Other Assets
Other assets consisted of (in thousands):

	September 30, 2016	December 31, 2015
Deposits and prepayments	$1,166	$708
Refundable tax credits	330	—
Other assets	87	3
	$1,583	$711

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2016	December 31, 2015
Accrued vacation	$4,336	$3,604
Accrued commissions	2,307	2,470
Accrued bonuses	6,421	9,598
Estimated health insurance claims	1,100	900
Accrued other liabilities	3,013	3,822
	$17,177	$20,394

Other Income and (Expense), net
Other income and (expense), net for the three and nine months ended September 30, 2016 and 2015 consisted of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income	$64	$51	$209	$78
Income from training reimbursement program	247	236	910	508
Other	(13)	(124)	33	(298)
	$298	$163	$1,152	$288

3. Marketable Securities
At September 30, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,505	$1	$—	$3,506
U.S. corporate debt securities	7,478	12	(1)	7,489
Money market funds	37,455	—	—	37,455
	$48,438	$13	$(1)	$48,450
Included in cash and cash equivalents	$37,455	$—	$—	$37,455
Included in marketable securities	$10,983	$13	$(1)	$10,995

At December 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$4,805	$—	$(31)	$4,774
U.S. corporate debt securities	12,679	1	(34)	12,646
Money market funds	53,365	—	—	53,365
	$70,849	$1	$(65)	$70,785
Included in cash and cash equivalents	$53,365	$—	$—	$53,365
Included in marketable securities	$17,484	$1	$(65)	$17,420

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2016
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. corporate debt securities	$2,042	$(1)	$—	$—
Total	$2,042	$(1)	$—	$—

We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of September 30, 2016 to hold these investments until the cost basis is recovered.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2016, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2016			Fair Value Measurements as of December 31, 2015
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$37,455	$37,455	$—	$53,365	$53,365	$—
U.S. treasury debt securities	3,506	—	3,506	4,774	—	4,774
U.S. corporate debt securities	7,489	—	7,489	12,646	—	12,646
	$48,450	$37,455	$10,995	$70,785	$53,365	$17,420

Included in cash and cash equivalents	$37,455			$53,365
Included in marketable securities	$10,995			$17,420

Other Fair Value Measurements
At September 30, 2016, the fair value of our debt obligations approximated the carrying amount of $73,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.

5. Commitments and Contingencies
Lease Commitments
As of September 30, 2016, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2016	$827
2017	3,477
2018	3,281
2019	2,581
2020	2,263
Thereafter	10,316
Total minimum lease payments	$22,745

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
As of September 30, 2016, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units.
In June 2016, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,900,000. As of September 30, 2016, 4,173,014 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-based compensation expense for the nine months ended September 30, 2016 was $7.0 million and $3.6 million for options to purchase Class A common stock and restricted stock, respectively. Stock-based compensation expense for the nine months ended September 30, 2015 was $5.5 million and $2.4 million for options to purchase Class A common stock and restricted stock, respectively.

Stock-based compensation expense associated with stock options and restricted stock was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of revenue
Subscription and support	$122	$92	$365	$275
Professional services	100	90	315	251
Operating expenses
Research and development	594	586	1,787	1,289
Sales and marketing	567	461	1,471	1,243
General and administrative	2,287	1,853	6,624	4,818
Total	$3,670	$3,082	$10,562	$7,876

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the options. The expected term represents the period of time the options are expected to be outstanding and is based on the “simplified method” as defined by SEC Staff Accounting Bulletin No. 110 (Topic 14.D.2). We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the options. The risk-free interest rate is based on yields on U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) with a maturity similar to the estimated expected term of the options. The fair value of our stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expected term (in years)	6.1	6.1	6.1	6.1
Risk-free interest rate	1.15% - 1.32%	1.70% - 1.93%	1.15% - 1.90%	1.35% - 1.93%
Expected volatility	44.36% - 44.57%	46.09% - 47.07%	44.36% - 45.29%	42.35% - 47.07%

Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2015	6,969,133	$11.37	7.7	$43,287
Granted	1,194,119	15.24
Forfeited	(251,073)	14.58
Exercised	(322,228)	4.22
Outstanding at September 30, 2016	7,589,951	$12.18	7.4	$45,209

Exercisable at September 30, 2016	4,107,422	$9.69	6.3	$34,677

Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $3.4 million and $5.9 million, respectively.
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2016 and 2015 was $6.78 and $6.31, respectively. The total fair value of options vested during the nine months ended September 30, 2016 and 2015 was approximately $6.9 million and $6.8 million, respectively. Total unrecognized compensation expense of $20.4 million related to options will be recognized over a weighted-average period of 2.5 years.
Restricted Stock
We have granted restricted stock awards and restricted stock units to our executive officers that vest in three equal annual installments from the date of grant and restricted stock awards and restricted stock units to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The fair value for restricted stock awards and units is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards and units vested during the nine months ended September 30, 2016 was approximately $3.3 million. No restricted stock awards or units vested during the nine months ended September 30, 2015.

The following table summarizes the restricted stock activity under the Plan for the nine months ended September 30, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2015	600,025	$13.38	$10,542
Granted	381,952	15.11
Forfeited	—	—
Vested	(246,690)	13.35
Outstanding at September 30, 2016	735,287	$14.29	$13,331

Compensation expense associated with unvested restricted stock is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At September 30, 2016, there was approximately $7.6 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.

7. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options and stock related to unvested restricted stock awards to the extent dilutive.
The net loss per share is allocated based on the participation rights of the Class A and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2016		September 30, 2015
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(9,369)	$(3,522)	$(10,199)	$(4,431)

Denominator
Weighted-average common shares outstanding - basic and diluted	29,624,794	11,138,166	27,870,414	12,109,894
Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.37)	$(0.37)

	Nine months ended
	September 30, 2016		September 30, 2015
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(26,076)	$(10,385)	$(22,849)	$(10,257)

Denominator
Weighted-average common shares outstanding - basic and diluted	29,038,566	11,564,864	27,423,991	12,311,402
Basic and diluted net loss per share	$(0.90)	$(0.90)	$(0.83)	$(0.83)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2016	September 30, 2015
Shares subject to outstanding common stock options	7,589,951	6,945,857
Shares subject to unvested restricted stock awards	353,335	654,375

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
Overview
Workiva created Wdesk, a cloud-based productivity platform for enterprises to collect, link, report and analyze business data with control and accountability. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk empowers our customers to dynamically define their business processes and optimize workflows so that critical data can be reported, analyzed and understood more efficiently. Our customers can gain insights based on their trusted data, which enables better real-time decision-making. Additionally, our customers deploy Wdesk to serve as a single system of record for critical data, to reduce risk and operational costs, and to increase efficiency. As of September 30, 2016, we provided our solutions to more than 2,600 enterprise customers, including over 65% of the FORTUNE 100® and FORTUNE 500® companies(1).
(1) Claim not confirmed by FORTUNE or Time Inc. FORTUNE 500 is a registered trademark of Time Inc. and is used under license. FORTUNE and Time Inc. are not affiliated with, and do not endorse products or services of, Workiva Inc.
Our Wdesk product platform allows multiple users to simultaneously create, review and publish data-linked documents and reports with greater control, accuracy and productivity than ever before. We offer our customers solutions for compliance, risk, finance, accounting and audit management. Underlying these solutions is our scalable, enterprise-grade data engine that collects, aggregates and manages our customers’ unstructured and structured data. Largely in response to customer demand, Workiva has been evolving Wdesk from a point solution for SEC filings to a solution addressing multiple use cases and now toward an enterprise-wide solution. This evolution has presented significant demands on our development team and our sales and marketing groups, particularly in the context of managing resources to improve operating cash flow.
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.0% (excluding add-on seats) for the twelve months ended September 30, 2016.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,166 at September 30, 2016 from 1,035 at September 30, 2015, an increase of 12.7%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $44.7 million and $132.3 million during the three and nine months ended September 30, 2016 from $36.3 million and

$105.4 million during the three and nine months ended September 30, 2015. We incurred net losses of $12.9 million and $36.5 million during the three and nine months ended September 30, 2016 compared to $14.6 million and $33.1 million during the three and nine months ended September 30, 2015.
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

Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Financial metrics
Total revenue	$44,710	$36,268	$132,272	$105,390
Percentage increase in total revenue	23.3%	29.9%	25.5%	27.6%
Subscription and support revenue	$36,237	$29,832	$104,791	$84,186
Percentage increase in subscription and support revenue	21.5%	25.9%	24.5%	27.0%
Subscription and support as a percent of total revenue	81.0%	82.3%	79.2%	79.9%

	As of September 30,
	2016	2015
Operating metrics
Number of customers	2,696	2,468
Subscription and support revenue retention rate	95.0%	96.4%
Subscription and support revenue retention rate including add-ons	108.7%	107.7%
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
Our subscription and support revenue retention rate was 95.0% at the September 2016 measurement date, down from 96.4% as of September 2015. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
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

Our subscription and support revenue retention rate including add-ons was 108.7% at the September 2016 measurement date, up from 107.7% as of September 2015. Shifting the focus of our sales team covering existing customers toward use cases with larger target deal sizes drove most of the rate increase.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2016 and 2015, no single customer represented more than 1% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

	(in thousands)
Revenue
Subscription and support	$36,237	$29,832	$104,791	$84,186
Professional services	8,473	6,436	27,481	21,204
Total revenue	44,710	36,268	132,272	105,390
Cost of revenue
Subscription and support(1)	6,694	5,319	20,651	16,768
Professional services(1)	6,040	4,457	17,766	12,423
Total cost of revenue	12,734	9,776	38,417	29,191
Gross profit	31,976	26,492	93,855	76,199
Operating expenses
Research and development(1)	14,342	12,766	42,905	36,970
Sales and marketing(1)	22,354	20,903	62,270	50,937
General and administrative(1)	8,015	7,153	24,850	20,178
Total operating expenses	44,711	40,822	130,025	108,085
Loss from operations	(12,735)	(14,330)	(36,170)	(31,886)
Interest expense	(462)	(494)	(1,420)	(1,517)
Other income and (expense), net	298	163	1,152	288
Loss before provision for income taxes	(12,899)	(14,661)	(36,438)	(33,115)
(Benefit) provision for income taxes	(8)	(31)	23	(9)
Net loss	$(12,891)	$(14,630)	$(36,461)	$(33,106)

(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

	(in thousands)
Cost of revenue
Subscription and support	$122	$92	$365	$275
Professional services	100	90	315	251
Operating expenses
Research and development	594	586	1,787	1,289
Sales and marketing	567	461	1,471	1,243
General and administrative	2,287	1,853	6,624	4,818
Total stock-based compensation expense	$3,670	$3,082	$10,562	$7,876
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Subscription and support	81.0%	82.3%	79.2%	79.9%
Professional services	19.0	17.7	20.8	20.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.0	14.7	15.6	15.9
Professional services	13.5	12.3	13.4	11.8
Total cost of revenue	28.5	27.0	29.0	27.7
Gross profit	71.5	73.0	71.0	72.3
Operating expenses
Research and development	32.1	35.2	32.4	35.1
Sales and marketing	50.0	57.6	47.1	48.3
General and administrative	17.9	19.7	18.8	19.1
Total operating expenses	100.0	112.5	98.3	102.5
Loss from operations	(28.5)	(39.5)	(27.3)	(30.2)
Interest expense	(1.0)	(1.4)	(1.1)	(1.4)
Other income and (expense), net	0.7	0.4	0.9	0.3
Loss before provision for income taxes	(28.8)	(40.5)	(27.5)	(31.3)
(Benefit) provision for income taxes	—	(0.1)	—	—
Net loss	(28.8)%	(40.4)%	(27.5)%	(31.3)%

Comparison of Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change

	(dollars in thousands)
Revenue
Subscription and support	$36,237	$29,832	21.5%	$104,791	$84,186	24.5%
Professional services	8,473	6,436	31.7%	27,481	21,204	29.6%
Total revenue	$44,710	$36,268	23.3%	$132,272	$105,390	25.5%
Total revenue increased $8.4 million for the three months ended September 30, 2016 compared to the same quarter a year ago due primarily to a $6.4 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 46.0% represented revenue from new customers acquired after September 30, 2015 and 54.0% represented revenue from existing customers at or prior to September 30, 2015. The total number of our customers expanded 9.2% from September 30, 2015 to September 30, 2016.
Total revenue increased $26.9 million for the nine months ended September 30, 2016 compared to the same period a year ago due primarily to a $20.6 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 28.7% represented revenue from new customers acquired after September 30, 2015 and 71.3% represented revenue from existing customers at or prior to September 30, 2015.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$6,694	$5,319	25.9%	$20,651	$16,768	23.2%
Professional services	6,040	4,457	35.5%	17,766	12,423	43.0%
Total cost of revenue	$12,734	$9,776	30.3%	$38,417	$29,191	31.6%
Cost of revenue increased $3.0 million during the three months ended September 30, 2016 versus the same quarter a year ago, attributable primarily to an aggregate increase in employee compensation, benefits, and travel costs of $2.3 million in addition to an increase in server usage of $0.4 million. Headcount growth was the primary driver of the personnel-related costs. Expenses related to subscription and support rose 25.9% in the three months ended September 30, 2016 compared to the same period a year ago, due primarily to an increase in headcount, employee compensation and server usage. Professional services expense expanded 35.5% in the three months ended September 30, 2016 versus the same period a year ago due primarily to an increase in headcount and employee compensation to handle the growing demand for our services.
Cost of revenue increased $9.2 million during the nine months ended September 30, 2016 compared to the same period a year ago due primarily to an aggregate increase in employee compensation, benefits and travel costs of $7.3 million, an increase in other support costs of $0.7 million, and an increase in server usage costs of $1.1 million. Subscription and support expense rose 23.2% in the nine months ended September 30, 2016 compared to the same period a year ago due primarily to increases in headcount, employee compensation, and server expenses used to support our expanding customer base. Professional services expense increased 43.0% in the nine months ended September 30, 2016 versus the same period a year ago due primarily to an increase in headcount, employee compensation and travel expense related to fulfilling increased demand for our services.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change

	(dollars in thousands)
Operating expenses
Research and development	$14,342	$12,766	12.3%	$42,905	$36,970	16.1%
Sales and marketing	22,354	20,903	6.9%	62,270	50,937	22.2%
General and administrative	8,015	7,153	12.1%	24,850	20,178	23.2%
Total operating expenses	$44,711	$40,822	9.5%	$130,025	$108,085	20.3%
Research and Development
Research and development expenses rose $1.6 million in the three months ended September 30, 2016 compared to the same quarter a year ago due primarily to $1.5 million in higher employee compensation, benefits and travel costs.
Research and development expenses increased $5.9 million in the nine months ended September 30, 2016 compared to the same period a year ago due primarily to $5.6 million in higher employee compensation, benefits, and travel costs. We continue to dedicate resources to enhance our Wdesk platform, which has resulted in higher headcount in research and development.
Sales and Marketing
Sales and marketing expenses rose $1.5 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due primarily to $2.4 million in higher employee compensation and benefits. The increase in these costs was offset partially by a decline in professional service fees of $0.6 million relating to consulting, recruiting and training.
Sales and marketing expenses increased $11.3 million during the nine months ended September 30, 2016 compared to the same period a year ago as a result of higher employee compensation, benefits and travel costs. We continue to invest in sales and marketing for future revenue growth. Sales and marketing expense is generally higher in the third quarter due to our annual user conference held in September.
General and Administrative
General and administrative expenses increased $0.9 million during the three months ended September 30, 2016 compared to the same quarter a year ago, due principally to higher employee cash-based compensation and benefits of $0.3 million and additional employee stock-based compensation of $0.7 million.

General and administrative expenses rose $4.7 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due primarily to higher employee cash-based compensation, benefits, and travel costs of $2.0 million and additional employee stock-based compensation of $2.2 million. The increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business. Higher stock-based compensation expense was driven primarily by restricted stock grants to executive officers in February 2015 and January 2016 with a vesting term of three years, as well as stock option grants to executive officers in February 2016 with a vesting term of three years.
Non-Operating Income (Expenses)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

	(dollars in thousands)
Interest expense	$(462)	$(494)	$(1,420)	$(1,517)
Other income and (expense), net	298	163	1,152	288
Interest Expense and Other Income and (Expense), Net
Interest expense remained relatively flat during the three and nine months ended September 30, 2016 compared to the same periods a year ago.
Other income and (expense), net increased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 due primarily to an increase in the amount recognized related to our job training reimbursement program resulting from the amounts diverted and paid to the community college in the periods.

Liquidity and Capital Resources

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

	(in thousands)
Cash flow provided by (used in) operating activities	$2,793	$(4,718)	$(20,321)	$(16,555)
Cash flow (used in) provided by investing activities	(129)	(13,375)	5,143	(14,683)
Cash flow provided by (used in) financing activities	302	758	(715)	(805)
Net increase (decrease) in cash and equivalents, net of impact of exchange rates	$2,957	$(17,338)	$(15,908)	$(32,037)
As of September 30, 2016, our cash, cash equivalents and marketable securities totaled $53.8 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. We amended the credit facility in April 2016 to extend the maturity date to August 2018. No amount was outstanding under the credit facility as of September 30, 2016.
Pursuant to the credit facility, letters of credit totaling $0 and $2.3 million were outstanding at September 30, 2016 and December 31, 2015, respectively. These letters of credit, which do not reduce availability under the credit facility, were issued as security for a forgivable loan. The remaining $2.3 million outstanding letters of credit were canceled in the first quarter of 2016 as all contingencies related to a forgivable loan were resolved.
Operating Activities
For the three months ended September 30, 2016, cash provided by operating activities was $2.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $12.9 million, adjusted for $0.9 million for depreciation and amortization of our property and equipment and intangible assets, $3.7 million of stock-based compensation, and a $13.2 million increase in deferred revenue. Short-term deferred revenue from subscription and support contracts increased $6.8 million from June 30, 2016 to September 30, 2016. Long-term deferred revenue from subscription and support contracts increased by $6.7 million from June 30, 2016 to September 30, 2016. Contract renewals for longer terms accounted for most of the increase in deferred revenue. In addition, a $2.4 million increase in accrued expenses and other liabilities was offset by a $4.0 million increase in accounts receivable and a $0.5 million increase in other assets. The increases in accounts receivable and accrued expenses and other liabilities was primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in other assets is due to an increase in deposits and prepayments in addition to an increase in our refundable research and development tax credit.
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
For the nine months ended September 30, 2016, cash used in operating activities was $20.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $36.5 million, adjusted for non-cash charges of $2.9 million for depreciation and amortization of our property and equipment and intangible assets, $10.6 million of stock-based compensation, and $0.9 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $6.7 million increase in accounts receivable, a $1.1 million increase in prepaid expenses, a $0.8 million increase in other assets and a $3.0 million decrease in accrued expenses and other liabilities offset by a $15.4 million increase in deferred revenue. Short-term deferred revenue from subscription and support contracts increased $10.4 million from December 31, 2015 to September 30, 2016. Long-term deferred revenue from subscription and support contracts increased by $7.5 million from December 31, 2015 to September 30, 2016. Short-term deferred revenue from professional services decreased by $2.6 million from December 31, 2015 to September 30, 2016. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in accounts receivable was attributable primarily to the timing of our billings and cash collections. The increase in prepaid expenses was primarily due to purchasing server capacity upfront. The increase in other assets is due to an increase in deposits and prepayments in addition to an increase in our refundable research and development tax credit. The decrease in accrued expenses and other liabilities was attributable primarily to the timing of our cash payments, including payment of annual bonuses.
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
Investing Activities
Cash used in investing activities of $0.1 million for the three months ended September 30, 2016 was due primarily to $0.1 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements, computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
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
Cash provided by investing activities of $5.1 million for the nine months ended September 30, 2016 was due primarily to proceeds of $7.2 million from the sale of marketable securities, which was partially offset by $0.8 million of purchases of marketable securities and $1.1 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements, computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
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
Financing Activities
Cash provided by financing activities of $0.3 million for the three months ended September 30, 2016 was due primarily to $0.8 million in proceeds from option exercises partially offset by $0.5 million in payments on capital lease and financing obligations.
Cash provided by financing activities of $0.8 million for the three months ended September 30, 2015 was due primarily to $1.1 million in proceeds from option exercises and $0.2 million in proceeds from our government grant awards partially offset by $0.5 million in repayments on long-term debt and payments on capital lease and financing obligations.
Cash used in financing activities of $0.7 million for the nine months ended September 30, 2016 was due primarily to $0.8 million in taxes paid related to the net share settlements of stock-based compensation awards and an aggregate, $1.5 million in repayments on long-term debt and payments on capital lease and financing obligations, partially offset by $1.4 million in proceeds from option exercises.
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
The following table represents our contractual obligations as of September 30, 2016 for operating lease obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Operating lease obligations relating to office facilities	$22,745	$3,509	$6,138	$4,499	$8,599
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
During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 1, 2016.

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
Not applicable.
Item 6.    Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2016.

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