Form 10-K
period 2016-12-31
WORKIVA INC
filed 2017-02-23
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2016, based on the closing price of $13.66 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $382.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2017, there were approximately 30,397,664 shares of the registrant's Class A common stock and 10,867,888 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2017. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2016.

EXPLANATORY NOTE
On December 10, 2014, Workiva LLC was converted into a Delaware corporation and renamed Workiva Inc. For convenience, except as the context otherwise requires, all information included in this Annual Report on Form 10-K is presented giving effect to the conversion of the company into a corporation.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2016

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

Part I.
Item 1. Business
Overview
Workiva provides enterprises with cloud solutions for improving productivity, accountability and insight into business data. Workiva created Wdesk, a collaborative work management platform for organizations to collect, link, report and analyze their business data. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence to make decisions with real-time data. As of December 31, 2016, we provided our platform to more than 2,700 organizations, including more than 70% of Fortune 500 companies.
Enterprises often struggle to manage, report, analyze and understand their ever-expanding volume of data. Many organizations are required to report an increasing amount of disparate information to a variety of regulators, boards and other stakeholders, straining organizations’ ability to produce consistent data and reports. Legacy processes and disconnected technologies are inefficient at helping users find, understand and report the most critical and relevant information on a timely basis. Organizations often rely on manual processes, large teams, third-party consultants and a variety of point solutions, such as business productivity software, email and general-purpose collaboration software. Exacerbating these challenges is the continued growth in size and complexity of many enterprises, with employees and data spread around the world. The stakes for enterprises are high; reporting incorrect, incomplete or untimely information increases the risks of poor decision-making, legal liability, reputational damage and a weakened competitive position.
Wdesk addresses these challenges, and we believe our platform is changing the way people work. Our scalable, enterprise-grade data engine enables users to collect, aggregate and manage their unstructured and structured data in Wdesk. With Wdesk serving as a single system of record for critical business data, our customers can have more time to perform value-added work by eliminating repetitive, manual and time-consuming tasks imposed by legacy software. Furthermore, the technology features people have come to expect as consumers – speed, access and sharing – are available at work with Wdesk, thereby enabling our customers to become more efficient and flexible, which we believe leads to greater job satisfaction, employee retention and career mobility.
Wdesk enables coworkers to create, review and publish data-linked documents and reports with greater control, accuracy and productivity than ever before. Wdesk is flexible and scalable, so users can easily adapt it to define, automate and change their business processes in real time, which helps our users increase efficiency by streamlining and modernizing legacy processes and methods.
With Wdesk data linking, changes are automatically updated in all linked instances – including numbers, text, charts and graphics – throughout a customer’s spreadsheets, word-processing documents and presentation decks in the Wdesk platform. Linking ensures that collaborators are working with the most current data, which reduces operational costs related to tedious ticking and tying and gives our customers peace of mind that their data and reports are accurate.
Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. A complete record of data provenance and all changes helps our customers mitigate risk, gain insights and make better, data-driven decisions.

With Wdesk permission controls, administrators can control access at all levels, down to an individual data point, for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, outside counsel and other consultants, which streamlines the review process and reduces expenses.
Wdesk’s Evidence Management allows users, including internal audit and Sarbanes Oxley Act (SOX) compliance teams, to digitally embed and annotate evidence in work papers with a complete audit trail, which helps our customers better identify, assess and mitigate risks. Similarly, finance and accounting teams use Wdesk’s Digital Support Binders to attach and annotate a variety of substantiating documents when reporting to boards of directors, auditors and regulators who require proof of data in annual and quarterly reports to the U.S. Securities and Exchange Commission (SEC).
Wdesk allows users to work anytime from anywhere with an internet connection, enabling them to:

•	Create trusted datasets that are linked and aggregated throughout Wdesk documents, spreadsheets, presentations and reports.

•	Control access to datasets, reports and workflows throughout the organization and with external stakeholders.

•	Collaborate among thousands of users working in real time on a secure, cloud-based platform.

•	Streamline and automate business processes, saving time and resources.

•	Present critical data and reports to internal and external constituents.

•	Gain insights with improved transparency of data provenance and collaborators’ changes.

•	Decide with confidence based on trusted data and reports.
Wdesk Technology
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
Platform Milestones
In March 2010, we released our first software solution, which focused on streamlining reporting to the SEC. SEC filings, such as Form 10-K, Form 10-Q and proxy statements, are lengthy and complex documents that require significant collaboration across multiple business functions and external constituents, including auditors and lawyers. Our SEC solution enables customers to automate and improve their regulatory filing process.
In March 2013, we launched our Wdesk collaborative work management platform to respond to the growing demand from our customers to use Wdesk for work beyond SEC reporting. We have continued to add solutions to the Wdesk platform over time by identifying markets where Wdesk can address a wide range of critical business challenges for our customers. We employ a rigorous process to validate and prioritize new markets based on the number of customers that could benefit from a new solution and our assessment of Wdesk’s ability to address that challenge.
In 2016, we enhanced our Wdesk Data Platform, which powers one of the largest and fastest spreadsheet applications in the cloud and improves data relationships for SOX and internal control teams. Our Data Platform offers dynamic dashboards, automates reporting, and supports advanced testing workflow.
Markets and Use Cases
Today, we offer Wdesk solutions for a wide range of use cases in the following markets:

•	Finance and accounting, including:

◦
SEC (including Section16 and Forms 10-K, 10-Q, 8-K, N-4, N-6 and Form S-1 and related IPO readiness), Canada’s System for Electronic Document Analysis and Retrieval (SEDAR), eXtensible Business Reporting Language (XBRL), Inline XBRL, digital support binders, investor relations including earnings call scripts and press releases, data collection for financial footnotes, statutory reporting, Comprehensive Annual Financial Report (CAFR) and budgeting for state and local governments, financial reporting and planning for universities, Global Reporting Initiative (GRI), investments compliance, and integrated financial planning.

•	Audit and internal controls, including:

◦
Sarbanes-Oxley Act (SOX), internal controls over financial reporting (ICFR), evidence management, testing, Model Audit Rule (MAR-SOX), audit management, dashboards, audit risk assessments, planning, legal compliance, and issues management.

•	Risk and compliance, including:

◦
Enterprise Risk Management, risk assessments, risk framework, board reporting and a wide range of regulatory reporting, such as Own Risk Solvency Assessment (ORSA), Solvency II, Resolution and Recovery Plans (RRP), Comprehensive Capital Analysis and Review (CCAR), and Dodd-Frank Stress Testing (DFAST).

•	Operations, including:

◦
Strategic business plans, monthly management reports, managing and tracking key performance indicators (KPIs), integrated planning, Environmental, Health and Safety (EHS) reporting, data collection for domestic sales, performance reporting, and employee benefit financial statements.

The efficiency of our Wdesk platform allows us to continue to leverage new products into adjacent markets. In addition, Wdesk is flexible and scalable in a way that allows our customers to continually find new uses for Wdesk.
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and building our existing customer relationships by using a direct-sales model. In addition, in the fourth quarter of 2016, we began to augment our direct-sales channel with partnerships. Over time, we expect our partners to include technology companies, consultants, service providers and accounting firms. We expect our partners to support our sales efforts through referrals and co-selling arrangements, as well as expand the use of Wdesk through integrated technology offerings.

Our customer success and professional services teams help our account managers build our existing customer relationships by providing advice and best practices that enable users to harness the full power of Wdesk. We believe our sales strategies position us to build relationships over time as we add new users and solutions and expand to additional markets and geographies.
Many of the largest and most demanding enterprises in the world are our customers. We have a broadly diversified customer base; our largest customer represented less than 1% of our revenue in 2016. We believe that we have exceptional customer satisfaction, as evidenced by our subscription and support revenue retention rate of 95.4% (excluding add-on seats) as of December 2016. Our subscription and support revenue retention rate including add-ons was 107.4% at the December 2016 measurement date.
We have experienced high revenue growth since the release of our first solution in March 2010. Our revenue increased from $14.9 million in 2011 to $178.6 million in 2016, representing a 64% compound annual growth rate. We incurred a net loss of $41.2 million in 2014, $43.4 million in 2015 and $44.0 million in 2016. Approximately 80% of our revenue in 2016 was derived from subscription and support fees, with the remainder from professional services.
Our Industry
Key Industry Trends are Driving a Fundamental Shift in How Enterprises Collect, Manage, Report and Analyze Critical Business Data.
Data is Disparate. Enterprise data is typically spread across hundreds of different sources and stored in incompatible formats. While many enterprises maintain data in a structured enterprise resource planning (ERP) system, International Data Corporation estimates that more than 90% of the data businesses create is “unstructured,” which is defined as unorganized data that resides outside the realm of ERP. Organizations often struggle with creating efficient and trusted solutions to harnesses this data in ways that can support decision-making.
Changing Regulatory Requirements. Legislation, such as SOX and the Dodd-Frank Act, continues to drive complex reporting mandates. SOX requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their internal controls over financial reporting. Increased scrutiny from the Public Company Accounting Oversight Board (PCAOB) on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance.
Governmental agencies charged with implementing these legislative mandates and others, such as the SEC, the Canadian Securities Administrators, the Federal Reserve System, the Federal Deposit Insurance Corporation, the U.S. Department of Energy and the U.S. Environmental Protection Agency, continue to issue and change regulations that affect existing reporting requirements. Regulators are also implementing new, industry-specific reporting requirements. For example, in recent years insurance companies have been required to produce reports for Own Risk Solvency Assessment (ORSA) and Model Audit Rule, often referred to as MAR-SOX because of its similarity to SOX compliance.
XBRL Use is Growing. Regulators are demanding greater standardization and structure in the data that companies report. For example, the SEC requires that public companies include “interactive financial data” in filed annual and quarterly reports so that an investor can immediately extract the data and compare it to performance in past years, information from other companies and industry averages. The SEC implemented its interactive data mandate by requiring companies to tag the financial data in their filings using XBRL, which is a royalty-free, international format designed specifically for business information. XBRL provides a unique, electronically readable tag for each individual disclosure item within business reports. In June 2016, the SEC began allowing public companies to submit financial statements using Inline XBRL, a format that embeds XBRL in the financial statements, thus eliminating the need to file two documents. Use of XBRL enables government agencies to automate screening and analysis of filed documents. For example, the SEC Division of Enforcement has integrated the analysis of XBRL data into its investigative processes.
We expect the use of XBRL in the United States to continue to grow. For example, the Digital Accountability and Transparency Act of 2014 (DATA Act), which had broad bipartisan support, mandates that in 2017 federal agencies report spending information to the U.S. Department of Treasury (Treasury) and Office of Management and Budget (OMB) using a non-proprietary data standard. Treasury and OMB have designated XBRL as the data standard to be used for such reporting. In addition, Treasury and OMB are required to decide in 2018 whether to require recipients of federal contracts and grants to submit reports to the agencies using XBRL. We also expect the use of XBRL to grow outside the United States, as securities regulators, stock exchanges and taxing authorities in several countries (such as Australia, Brazil, Canada, China, Denmark, Finland, Germany, India, Israel, Japan, the Netherlands, Singapore, South Korea, Spain and the United Kingdom) already collect XBRL data. The European Securities and Market Authority (ESMA) announced in December 2016 that beginning on January 1, 2020, issuers in the European Union must report their company information to national securities regulators using Inline XBRL.
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
Structural Shifts in Workforce Organization. Market dynamics and the globalization of enterprises have changed the way people work together. Organizations are becoming increasingly global, with employees geographically distributed to support strategic and business needs. Workforce flexibility initiatives have resulted in more employees working remotely.
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
Legacy Business Processes and Solutions Are Insufficient for the Requirements of Modern Enterprises.
For many enterprises, the process of compiling, reporting and analyzing critical data has been manual, repetitive and error-prone. Large enterprises often employ hundreds or even thousands of people to manually collect data and to create and update rolling versions of draft documents and underlying spreadsheets using legacy business productivity software and niche, point solutions.  Modern enterprises require a level of real-time collaboration, security and control that we believe outdated business productivity software and point solutions do not deliver. Shortcomings of legacy business processes and solutions include the following:
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
Collaboration is inefficient and risky. Traditional office software requires one person to work on one version of a presentation or report at one time. This rigidity creates challenges as concurrent versions lead to a tedious and time-consuming reconciliation process. Collaboration requires opening and closing, saving and sending, and communicating outside the document rather than inside the document, all of which adds time to document creation and risk to document integrity.
Workflows are rigid and serial. Workflows for presentation and report production operate as a series of dependent events, with workers being unable to advance sections they are responsible for while waiting for their turn in the document-production process. Any section completed out of order risks data integrity and has the potential to lengthen – rather than reduce – production timelines. Unanticipated events at any step in the workflow may slow down the entire process.
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
Edits are error prone and lack audit trails. Traditional software does not permit linking references to a single source, so when a change is made it does not flow throughout the document or related documents. The integrity of a group of related presentations and reports is at risk every time a number is edited, and worker productivity is lost in a cycle of implementing edits and reviewing for errors. Traditional solutions do not offer visibility into data provenance or the lineage of changes to a document. Audit trails often consist of unsatisfactory solutions, such as tracked changes, which can be turned off; in-line comments, which are cumbersome to manage; and rolling versions, which lead to inefficient workflows and reconciliation.
Control is limited. With legacy software, multiple versions of a spreadsheet, presentation or report may be stored in numerous locations across an enterprise, making it difficult to control who can review and edit, and even more difficult to adjust these roles as the creation process evolves.
The Workiva Solution
We believe that we change the way enterprises and their employees work by enabling users to modernize risky and inefficient business processes with our Wdesk collaborative work management platform.
Integrated Platform of Business Applications Built on a Data Management Engine. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail.
Controlled Collaboration. Our familiar, intuitive platform enables co-workers to collaborate within the same Wdesk document, spreadsheet, presentation or report at the same time from any location with internet access.
Data Consistency. With Wdesk data linking, any change is automatically updated in all linked instances – including numbers, text, charts and graphics – throughout a customer’s spreadsheets, word-processing documents and presentation decks in the Wdesk platform. Linking enables customers to trust their data, which reduces operational costs related to tedious ticking and tying.

Version Control. Wdesk enables coworkers to create, review and publish data-linked documents and reports in a single, secure cloud platform. Wdesk ensures that collaborators are working on the most current and accurate version and eliminates numerous, often conflicting versions of documents and emails that can be problematic with outdated legacy software.
Flexible Data Management. Our scalable, enterprise-grade data engine enables users to collect, aggregate and manage their unstructured and structured data in Wdesk. With Wdesk serving as a single system of record for critical business data, our customers can have more time to perform value-added work by eliminating repetitive, manual administrative tasks imposed by archaic, legacy software.
Permissions and Security. With Wdesk permissions features, administrators can control access at all levels, down to an individual data point, for each user to create, edit, comment and review data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, outside counsel and other consultants, which streamlines the review process and reduces expenses.
Full Audit Trail. Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. A complete record of data provenance and all changes helps our customers mitigate risk, gain insights and make better, data-driven decisions.
Tasking, Workflow and Certifications. Users can assign and respond to tasks as well as request, review and approve documentation within Wdesk. A configurable, step-by-step workflow function helps team members and approvers streamline their processes. Our platform also provides a certification function that allows any Wdesk viewer to attest to the accuracy and completeness of documents and reports and allows administrators to monitor the process with customizable dashboards.
Digital Paper Trail. Internal audit and SOX compliance teams use Wdesk’s Evidence Management feature to digitally embed and annotate evidence in work papers with a complete audit trail, which helps our customers better identify, assess and mitigate risks. Similarly, finance and accounting teams use Wdesk Digital Support Binders to attach and annotate a variety of substantiating documents to their financial reports when reporting to boards of directors, auditors and regulators who require proof of data in annual and quarterly reports to the SEC.
Consumer Product Features at Work. The technology features people have come to expect in their personal lives – speed, access and sharing – are available at work with Wdesk in a familiar interface, which we believe improves productivity and increases employee satisfaction.
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
Enterprise Grade and Built for Scale. Our cloud platform allows our customers to implement and rapidly scale users and solutions within days, without the need to install and maintain costly infrastructure hardware and software necessary for on-premise deployments.
Secure Architecture. In addition to the physical, operational and infrastructure security protections provided by our technology partners, Google and Amazon, we work to protect our customers’ data using enterprise-grade security measures. These measures include static and dynamic multi-factor authentication methods, strong encryption in-transit and at-rest and the adoption of aggressive web technologies, such as HTTP Strict Transport Security and Content Security Policies, to protect customers from the most common threat vectors. Secure coding practices are enforced through pre-production vulnerability scanning. In addition, Wdesk undergoes multiple security assessments each year by our customers and independent security firms.
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
Benefits of Our Solution
Wdesk enables coworkers to simultaneously create, review and publish data-linked documents and reports with greater control, accuracy and productivity. A wide range of decision-makers and other users across our customers’ organizations benefit from using Wdesk.
Benefits to Decision-Makers
Reduces Risk. Numbers, narrative, charts and graphics can be linked inside Wdesk, which becomes an organization’s central repository for critical data or “single source of truth”. With linked data and a full audit trail, managers can trust that Wdesk spreadsheets, word documents, presentations and reports are up to date and consistent, reducing the risk of reporting incorrect data or taking action based on incorrect data. In addition, Wdesk ensures that presentations and reports are published using the most recent business rules, formats and XBRL protocols.
Improves Data Transparency. Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. Decision-makers benefit from the ability to drill down into each discrete data point, which increases data transparency, accountability and trust that critical business data across an organization is verified and accurate. A complete record of data provenance and all changes helps our customers mitigate risk, gain insights and make better, data-driven decisions.
Saves Time. Many presentations and reports that are created by using outdated, legacy software are burdened by manual, repetitive processes associated with collecting data, compiling and standardizing inputs across teams and incorporating numerous reviews, comments and revisions. Within the Wdesk platform, documents, data and graphics remain linked in a single version – along with embedded tasks, comments and supporting documentation – which reduces or completely eliminates repetitive, manual tasks, giving teams more time for analysis and other value-added work.
Streamlines Reviews. With Wdesk permission controls, administrators can control access at all levels, down to an individual data point, for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, outside counsel, and other consultants, which streamlines the review process and reduces expenses.
Enables Quicker Decision-Making. Wdesk is an intuitive, cloud platform for data consistency and control. Through data linking and a full audit trail, decision-makers who use Wdesk know that they are working on the most current and accurate version, which helps our customers make quicker and better-informed decisions.

Benefits to End Users
Ubiquitous Access. Users can access our Wesk platform through a web-based interface and through our mobile application any time and anywhere an internet connection is available. By providing flexible access to Wdesk, end users can be productive at their workplace, in their homes or on-the-go.
Faster Time to Value. The Wdesk interface is familiar and intuitive so it can be easily deployed in hours or days, enabling new users to make immediate improvements to business data processes.
Better Collaboration. Our platform enables collaborators to draft and edit original work, assign and respond to tasks, make and resolve comments, track progress and certify sign-offs within the same document, spreadsheet, presentation or report at the same time from any location with internet access.
Higher Job Satisfaction. Wdesk helps end users reduce or completely eliminate repetitive, manual and time-consuming functions, thereby becoming more efficient and flexible, which we believe leads to greater job satisfaction, employee retention, cross-role training and career mobility.
Transferable Job Skills. The ability to work in Wdesk is increasingly being recognized as a transferable skill set desired by accounting, finance, compliance and operations teams. Wdesk proficiency often appears in our end users’ resumes and becomes an attractive consideration in promotions within an organization or by recruiters looking for professionals with advanced skills.
Our Growth Strategy
To grow revenue, we are focused on acquiring new customers and expanding our existing customer relationships. Key elements of our growth strategy include:
Generate Growth From Existing Customers. Wdesk can exhibit a powerful network effect within an enterprise, meaning that the usefulness of our platform attracts additional users and the data that resides in it grows. As more employees of our customers use Wdesk, additional opportunities for collaboration and automation drive demand among their colleagues for add-on seats. Expansion within current customers includes (1) adding users for existing solutions and (2) adding users for new solutions. Examples include SOX compliance reporting and internal audit.
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filing process. In 2013, we began expanding into additional markets that are faced with managing large, complex processes with many contributors and disparate sets of business data. We now sell to new customers in the areas of finance and accounting, risk and compliance, audit and internal controls and operations. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
Offer More Solutions. We intend to introduce new solutions to continue to meet growing demand for our Wdesk collaborative work management platform. Our close and trusted relationships with our customers are a source for new use cases, features and solutions. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability, a strong value proposition and a high return on investment for both Workiva and our customers. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. This vetting process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.
Expand Our International Footprint. For the year ended December 31, 2016, we generated approximately 94% of our revenue in the United States. However, the growth drivers for our solution are similar in other parts of the world, including the need to reduce errors and risk, improve efficiency and respond to complex regulatory requirements. For example, European public companies are subject to regulation similar to SOX. Accordingly, we plan to continue to build our sales presence in Europe.
Continue to Innovate. We believe we are the first technology company to build an integrated platform on a data management engine that provides a secure ecosystem to manage structured and unstructured business data that spans data collection and linking, controlled collaboration, process management, streamlined reporting and data-driven decision-making. Our research and development efforts are focused on improving the Wdesk platform for broad use across all of our solutions. Our development teams deploy incremental changes to our platform for our customers several times each week. We employ a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process.
In 2016, we enhanced the Wdesk Data Platform, which powers one of the largest and fastest spreadsheet applications in the cloud and improves data relationships for SOX and internal control teams. The Data Platform offers dynamic dashboards, automates reporting, and supports advanced testing and configurable, step-by-step workflows. We plan to continue to provide Wdesk users with even more effective ways to capture, store and connect data, and to manage workflow and documents.
Growth in Non-SEC Use Cases. We continue to focus on driving the non-SEC side of our business. We believe we have just begun to scratch the surface of these large and growing markets, and therefore, we are continuing to invest in software development, sales and marketing to help Workiva grow. For example, we continue to market Wdesk to the broad-based audit management market. Along with Enterprise Risk Management, audit management is a subset of a much larger market that is defined as Governance, Risk and Compliance – known as GRC – where we see a lot of expansion opportunities.
Expanding Across Enterprises. Our success in delivering multiple solutions has created demand from numerous customers for a broader-based, enterprise-wide Wdesk solution. In response, we have been evolving our business model, enhancing user management and improving our technology to capitalize on our growing enterprise-wide opportunities, even as we continue to focus on improving operating cash flow. We believe this maturation of broad-based Wdesk use will add seats and revenue and continue to support our high revenue retention rates. While we believe that enterprise-wide deployments are an opportunity to increase our sales of Wdesk, we expect that enterprise-wide deals will be larger and more complex, which tends to lengthen the sales cycle.
Adding Partners. In the fourth quarter of 2016, we began to augment our direct-sales channel with partnerships. Over time, we expect these partners to include technology companies, consultants, service providers and accounting firms. We expect our partners to support our sales efforts through referrals and co-selling arrangements, as well as expand the use of Wdesk through integrated technology offerings.
Wdesk Markets and Use Cases
Our Wdesk collaborative work management platform enables organizations to collect, link, manage, report and analyze their critical data. Today, we offer Wdesk solutions for a wide range of use cases in the following markets:
Finance and Accounting
In the finance and accounting market, we sell Wdesk to public and private companies, state and local governments and universities that use our platform to improve business data processes and create a wide range of documents, presentations and reports for management, investors, boards, regulators, auditors and other stakeholders.

SEC Reporting. We developed Wdesk to give customers control over the entire SEC reporting process, from data collection to drafting to embedding supporting documentation to the actual filing with XBRL. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as Form S-1 and other registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system and the ability to perform XBRL tagging as well as to submit SEC reports with Inline XBRL. Canadian issuers can use Wdesk to draft and file reports on SEDAR. Wdesk also enables customers to create earnings press releases, earnings call scripts, presentations and other investor relations materials with data linked to the corresponding filing.
Broader Use By Accounting and Finance Teams. Public and private companies, state and local governments and universities must create a vast array of complex financial and managerial reports to better drive real-time business decisions. Wdesk use cases include: strategic planning, budget and forecasting, board committee and quarterly reporting, C-Suite reporting, monthly operation and flash reports; statutory reporting, Comprehensive Annual Financial Report (CAFR) and budgeting for state and local governments, financial reporting and planning for universities, Global Reporting Initiative (GRI), investments compliance, and integrated financial planning.
Audit and Internal Controls
We sell Wdesk to people who work in Sarbanes-Oxley Act (SOX) compliance, internal controls over financial reporting (ICFR), evidence management, testing, Model Audit Rule (MAR-SOX) for insurance companies, audit management, dashboards, audit risk assessments, planning, legal compliance and issues management.
SOX and ICFR. Our customers use Wdesk to increase efficiency in documenting, implementing and assessing ICFR as required by SOX. SOX also requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their ICFR. Increased scrutiny from the Public Company Accounting Oversight Board (PCAOB) on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance. With Wdesk, our customers can collect data from multiple departments, centralize that information in a linked platform, create and track process narratives and flows with co-workers, and embed evidence in internal audit work papers. We began selling our Wdesk solution to the SOX market in the second quarter of 2014. As of December 31, 2016, more than 480 customers used Wdesk for SOX and internal controls.
Audit Management. We sell to the broad-based audit management market because users in that market often collaborate with colleagues working in SOX and risk across an organization. Audit management, which is a subset of a much larger market that is defined as Governance, Risk and Compliance (GRC), extends throughout an organization, organically drawing in Wdesk users from a wide range of departments. Audit management, which includes audit risk assessments, the audit planning process and the internal audit group, faces the same challenges in managing and documenting information from disparate departments. Wdesk allows simultaneous collaboration with control, accountability and documentation of ICFR that is essential to auditors, executives and boards. With Wdesk permission controls, administrators can control access at all levels, down to an individual data point, for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors and counsel, which further streamlines the review process and reduces expenses.

Risk and Compliance
Changing regulations and mandates drive complexity in risk and compliance reporting, which is often carried out by teams scattered across different departments and geographies within organizations. While we cannot predict future changes that could affect federal regulations, we expect demand for Wdesk to remain strong as a platform for improving transparency, accountability and insight into business and government data.
We market Wdesk to address regulatory compliance risk and enterprise risk. Examples of regulations facing our customers include the Dodd-Frank Act, Basel III, Capital Requirements Regulation (CRR) and Capital Requirements Directive (CRD). Wdesk regulatory compliance risk use cases include Resolution and Recovery Plans (RRP), Comprehensive Capital Analysis and Review (CCAR), and Dodd-Frank Stress Testing (DFAST). Regulators are also implementing new, industry-specific reporting requirements. For example, in recent years insurance companies have been required to produce reports for Own Risk Solvency Assessment (ORSA) in the U.S. and Solvency II in Europe.
With Wdesk, risk management practices can be integrated throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent compliance. Therefore, we also sell Wdesk for Enterprise Risk Management (ERM) as a solution for enterprises to identify systemic risks, determine risk probabilities, assess risk magnitude, plan strategic responses, and report to boards and other stakeholders. Wdesk also can help business leaders make real-time ERM decisions.
Operations
Operations teams across organizations of all sizes typically have to collect, track, manage and report on a wide range of operating metrics to better drive real-time business decisions. Our customers continuously find new use cases across their organizations, including board committee and quarterly reporting, C-Suite reporting, strategic business plans, monthly management reports, managing and tracking key performance indicators (KPIs), integrated planning, Environmental, Health and Safety (EHS) reporting, data collection for domestic sales, performance reporting, and employee benefit financial statements.
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
Easy to Deploy and Configure. The Wdesk platform can usually be deployed within days for new customers and can be easily configured by the customer for individual employees or entire teams. Because our solutions are browser-based, customers avoid costly, time-intensive deployments typically associated with on-premise enterprise software.
High Performance. The performance of the Wdesk technology platform has been tested and proven by some of the largest, most demanding enterprises in the world. Our platform is built for organizations of all sizes. The architecture, design, deployment and management of our solutions are focused on enterprise-grade scalability, availability and security. Our underlying code base is continually optimized in order to ensure high performance for our users.
Always On. Our customers are highly dependent on our solutions for their business data management and reporting needs. As a result, Wdesk is designed as an “always on” service. Additionally, constant customer collaboration and development iteration allows us to offer our customers continuous improvements by releasing a new version of Wdesk nearly every business day.
Scales Rapidly. Wdesk is designed to support concurrent user sessions within a global enterprise, managing hundreds of millions of data elements while continuing to deliver rapid processing performance. A number of our customers have reported millions of links to single sources of data, among multiple documents, spreadsheets and presentations, without any noticeable negative effects on performance. Wdesk is designed to support millions of end users as a result of its scalability and our relationship with the Google Cloud Platform and Amazon Web Services.
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. Wdesk employs stringent data security, reliability, integrity and privacy practices. In addition to our regular customer security assessments, we aggressively test the security of our operations by subjecting it to continuous and ongoing penetration and vulnerability testing (manual and automatic, internal and third-party). The quality of our data security efforts is validated by our annual completion of an independent audit process using the SSAE 16 standard. This standard is designed to determine whether a company has internal controls and safeguards that are suitably designed and effectively operating. The annual SSAE 16 examination includes coverage of security controls through performing SOC 1 Type 2 and SOC 2 Type 2 audits.
Research and Development
Our research and development team is distributed among nine office locations in North America and Europe, including our headquarters in Ames, Iowa.
Our research and development efforts are focused on improving the Wdesk platform for broad use across all of our solutions. Our development teams can deploy incremental changes to our platform for our customers on a daily basis. We employ a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process. Our spending on research and development was $57.4 million in 2016, $50.5 million in 2015, and $44.1 million in 2014. Our investment in research and development has grown due to increased compensation and headcount related to dedicating more resources to the continued addition of new features and functionality to our platform.
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
Our Customers
Workiva is trusted by thousands of organizations, including global enterprises with hundreds of thousands of employees. As of December 31, 2016, we had more than 2,700 customers, including more than 70% of Fortune 500 companies. Our solutions change and optimize the way our customers do their work. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 95.4% (excluding add-on seats) as of the December 2016 measurement date. Our subscription and support revenue retention rate including add-on seats was 107.4% as of the December 2016 measurement date.

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
The principal competitive factors in our market include: product features, reliability, performance and effectiveness; product line breadth, diversity and applicability; product extensibility and ability to integrate with other technology infrastructures; price and total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; and brand awareness and reputation. We believe that our cloud-based, collaborative work management platform has the combination of features and value to our customers that will continue to allow us to compete favorably.
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and growing our existing customer relationships. We believe that we have penetrated only a small fraction of our market opportunity, and we intend to continue investing in sales and marketing to drive growth.
Sales
Our sales organization is responsible for generating new customer opportunities and growing add-on sales. Our sales teams are structured by market segment and geographic locations. We believe our direct-sales approach allows us to effectively reach customers and prospects in a way that allows us to maintain control over the contract terms and build lasting relationships with our users.
In the fourth quarter of 2016, we began to augment our direct-sales channel with partnerships. Over time, we expect these partners to include technology companies, consultants, service providers and accounting firms. We expect partnerships to support our sales efforts with referrals from third parties and co-selling arrangements, as well as expand the use of Wdesk through integrated technology offerings.
Our sales organization comprises sales development representatives, pre-solutions engineers and account managers. Our sales development representatives qualify sales-accepted opportunities for our account managers. Our pre-solutions engineers focus on solutions and custom product demonstrations and consultative sales. Our account managers work to attract new customers as well as expand Wdesk into new use cases and departments across our current customers’ organizations.

Our customer success and professional services teams also help our account managers grow our existing customer relationships by providing advice and best practices that enable users to harness the full power of Wdesk.
We expect to continue to strengthen our sales coverage in our current markets, as well as expand our sales footprint in locations where we see a demand for our solutions. To achieve this growth, we plan to continue to hire energetic and motivated sales people with experience in large enterprise software sales organizations. We believe that our approach to hiring sales people, along with a progressive training, culture and compensation package will allow us to retain sales talent and continue to drive growth.
Marketing
Our marketing organization promotes our brand, generates demand for our offerings and researches and assesses product and market needs. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. Our product marketing team develops the go-to-market strategy for Wdesk as well as the applications built upon the platform and develops industry-level marketing messages. The product marketing team also supports our sales team with profiles of typical buyers, key messages, value propositions, competitive analysis and sales strategies.
Our demand generation programs are categorized by solution and industry and are focused on engaging business leaders, process owners and technology teams. We use a variety of marketing programs across traditional and social channels to target current and prospective customers, including:

•	Using our website to engage and educate prospects on our platform and solutions.

•	Employing search engine marketing and advertising, including search engine optimization and pay-per-click, to drive traffic to our website.

•	Engaging customers and prospects through content marketing on social media, including Facebook, Twitter, LinkedIn and YouTube.

•	Working with industry analysts to establish third-party validation and generate positive coverage for our platform and solutions.

•	Sponsoring events and professional organizations, including the SEC Professionals Group and the SOX and Internal Controls Professionals Group.

•	Producing webinars, workshops and customer meetings.

•
Hosting our annual user conference, The Exchange Community (TEC), which brings our customers together with our developers, professional services and customer success managers to learn and collaborate. TEC is our largest user event each year and features sessions with industry leaders, business networking events and opportunities to share product ideas.

•	Executing digital and print campaigns through advertising, e-mails and direct marketing.

•	Creating sales tools and field marketing events to support our sales organization to more effectively convert leads into customers.
Professional Services and Customer Success
We believe our professional services and customer success teams are essential elements of our long-term success and differentiate our service from our competitors.
Professional Services. Professional Services include initial setup of documents; XBRL mapping, tagging and review; best practices implementation; and business process consulting. Our XBRL team is primarily composed of people with accounting or financial reporting experience who work with our customers to perform XBRL mapping, tagging and review services. We also employ a team of Solution Architects who offer consulting services to customers to improve and streamline their Wdesk-related business data processes.
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
As of December 31, 2016, we had 24 issued patents and 19 patent applications pending in the United States relating to our platform. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Employees
As of December 31, 2016, we had 1,172 full-time employees. Our headcount as of December 31, 2016 increased 4.5% from our headcount as of December 31, 2015. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
Corporate Information
We were formed in California in August 2008 as WebFilings LLC. In July 2014, we changed our name to Workiva LLC, and we converted into a Delaware limited liability company in September 2014. On December 10, 2014, Workiva LLC was converted into a Delaware corporation and renamed Workiva Inc. Our principal executive offices are located at 2900 University Boulevard, Ames, Iowa 50010, and our telephone number is (888) 275-3125. Our website address is www.workiva.com.
Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $44.0 million in fiscal 2016, $43.4 million in fiscal 2015 and $41.2 million in fiscal 2014. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to achieve future profitability. We may incur losses in the future for a number of reasons, including the other risks and uncertainties described in this annual report. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not achieve or maintain profitability in the future.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 23%, 29% and 32% in fiscal 2016, 2015 and 2014, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
Failure to manage our growth may adversely affect our business or operations.
Since 2010, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our management team and employees and on our operating and financial systems. To manage our future growth we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 109 employees as of December 31, 2010 to more than 1,170 employees as of December 31, 2016. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:

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
Our quarterly results of operations, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and therefore, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:

•	our ability to attract new customers in multiple regions around the world;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages, security breaches, technical difficulties or interruptions with our services;

•	general economic, industry and market conditions;

•	customer renewal rates and the extent to which customers subscribe for additional seats or solutions;

•	pricing changes upon any renewals of customer agreements;

•	changes in our pricing policies or those of our competitors;

•	the mix of solutions sold during a period;

•	seasonal variations in sales of our solutions;

•	seasonal variations in the delivery of our services;

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
Historically, we have derived a substantial majority of our revenue from customers using our Wdesk platform for SEC filings. Our efforts to continue to increase use of our Wdesk platform in other applications may not succeed and may reduce our revenue growth rate.
To date, we have derived a substantial majority of our cumulative revenue from customers using our Wdesk platform for SEC filings. We began our sales and marketing of Wdesk for regulatory risk, SOX, enterprise risk management and audit management relatively recently. While non-SEC use cases generated approximately half of our total booking in 2016, it is uncertain whether these non-SEC use cases will achieve the level of market acceptance we have achieved in the SEC filing market. Further, the introduction of new solutions beyond these markets may not be successful. Because it is our policy not to view actual customer data unless specifically invited by a customer to do so, we are unable to determine with any certainty how customers are using our platform and may not be able to determine with certainty the extent to which our new solutions are being utilized by customers. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
Our revenue growth will depend in part on the success of our efforts to augment our direct-sales channels by developing relationships with third parties.
We have historically relied almost exclusively on the direct-sales model to market Wdesk. In order to continue to build our business, we plan to continue to develop partnerships to support our sales efforts through referrals and co-selling arrangements. Our relationships with these partners are at an early stage of development, we have generated limited revenue through these relationships to date, and we cannot assure you that we will be able to develop and maintain successful partnerships or that these partners will be successful in marketing and selling our platform or solutions based upon our platform. Identifying partners, negotiating and supporting relationships with them and maintaining relationships requires a significant commitment of time and resources that may not yield a significant return on our investment. We expect that our partners will have only limited commitments to dedicate resources to marketing and promoting our solutions. In addition, our competitors may be more effective in providing incentives to our partners or prospective partners to favor their products or services over our solutions. If we are unsuccessful in establishing or maintaining our relationships with partners, or if these partners are unsuccessful in marketing or selling our solutions or are unable or unwilling to devote sufficient resources to these activities, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain third parties de-emphasizing their dealings with us or becoming potential competitors in the future.

Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
Our growth strategy includes expanding the use of Wdesk through complementary technology offerings and software integrations, such as third-party application programming interfaces, or APIs. While we have begun to establish relationships with providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in establishing or maintaining partnerships with these providers. Third-party providers of complementary applications and APIs may decline to enter into partnerships with us or may later terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms with Wdesk, which could negatively impact our offerings and harm our business. Further, if we fail to integrate Wdesk with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, results of operations and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals and customer bases. Any losses or shifts in the referrals from or the market positions of these partners in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers or our need to identify or transition to alternative channels for marketing our solutions.
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
We have experienced significant growth in the number of users, projects and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support changes in hardware and software parameters and the evolution of our solutions, all of which require significant lead time. Our Wdesk platform interacts with technology provided by Google, Amazon and other third-party providers, and our technological infrastructure depends on this technology. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.
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
Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period. While we have historically maintained a subscription and support revenue retention rate of greater than 95%, we may be unable to maintain this historical rate. Given our limited operating history, we may be unable to accurately predict our subscription and support revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or fewer users. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and services, more subscriptions or enhanced editions of our services to our current customers, which may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. If our efforts to sell additional solutions and services to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.
Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately. These conditions could cause our customers or prospective customers to reevaluate their decision to purchase our solutions. Weak global economic conditions, or a reduction in technology spending even if economic conditions improve, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth.
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
Labor is our primary operating expense. As of December 31, 2016, we employed 1,172 full-time employees. For the fiscal year ended December 31, 2016, employee compensation and benefits accounted for approximately 73% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in employee benefit costs. If labor-related expenses increase, our operating expense could increase, which would adversely affect our business, financial condition and results of operations.

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
We provide certain professional services on a fixed-fee basis. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. We provide professional services on both SEC and non-SEC solutions, including our regulated risk and Sarbanes-Oxley compliance solutions. Professional services on non-SEC solutions usually involve a different mix of subscription, support and services than professional services on our SEC solution. The growth in professional services on non-SEC solutions may impact our gross margins in ways that we cannot predict. If we are required to spend more hours than planned to perform these services, our cost of services revenue could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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
We have historically experienced seasonal variations in our revenue from professional services as many of our customers employ our professional services just before they file their Form 10-K in the first calendar quarter. As of December 31, 2016, approximately 78% of our SEC customers report their financials on a calendar year basis. While we expect our professional services revenue to become less seasonal as our non-SEC offerings grow, a significant portion of our revenue may continue to reflect seasonality, which makes it difficult to predict our future operating results. As a result, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We are subject to U.S. and foreign data privacy and protection laws and regulations as well as contractual privacy obligations, and our failure to comply could subject us to fines and damages and would harm our reputation and business.
We manage private and confidential information and documentation related to our customers’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. In addition, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign legislatures and governmental agencies. Data privacy and protection is highly regulated and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information that may be placed in Wdesk by our customers or collected from visitors of our website. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with federal, state or international laws, including laws and regulations regulating privacy, payment card information, personal health information, data or consumer protection, could result in proceedings or actions against us by governmental entities or others.
The regulatory framework for privacy and data protection issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at providers of mobile and online resources in particular. Our obligations with respect to privacy and data protection may become broader or more stringent. If we are required to change our business activities or revise or eliminate services, or to implement costly compliance measures, our business and results of operations could be harmed.
In addition, as we expand our operations internationally, compliance with regulations that differ from country to country may also impose substantial burdens on our business. In particular, the European Union, or E.U., has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual E.U. member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. Complying with any additional or new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy. Further, because our customers often use a Wdesk account across multiple jurisdictions, E.U. regulators could determine that we transfer data from the E.U. to the U.S., which could subject us to E.U. laws with respect to data privacy. Those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbor Decision as a legitimate basis on which we could rely for the transfer of data from the European Union to the United States. The E.U and U.S. recently agreed to an alternative transfer framework for data transferred from the E.U. to the U.S., called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases on which we rely to legitimize the transfer of data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory or judicial scrutiny. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, or if we are unable to transfer personal data between and among countries and regions in which we operates, it could affect the manner in which we provide our services or adversely affect our financial results.
Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
In addition to government activity, the technology industry and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of private and confidential information were to be curtailed in this manner, our software solutions may be less effective, which may reduce demand for our solutions and adversely affect our business. Furthermore, government agencies may seek to access sensitive information that our customers upload to our service providers or restrict customers’ access to our service providers. Laws and regulations relating to government access and restrictions are evolving, and compliance with such laws and regulations could limit adoption of our services by customers and create burdens on our business. Moreover, investigations into our compliance with privacy-related obligations could increase our costs and divert management attention.
We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. We could be adversely affected by changes to these contracts in ways that are inconsistent with our practices or in conflict with the laws and regulations of the United States, foreign or international regulatory authorities. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services. Finally, we are also subject to contractual obligations and other legal restrictions with respect to our collection and use of data, and we may be liable to third parties in the event we are deemed to have wrongfully used or gathered data.
Any failure by us or a third-party contractor providing services to us to comply with applicable privacy and data protection laws, regulations, self-regulatory requirements or industry guidelines, our contractual privacy obligations or our own privacy policies, may result in fines, statutory or contractual damages, litigation or governmental enforcement actions. These proceedings or violations could force us to spend significant amounts in defense or settlement of these proceedings, result in the imposition of monetary liability, distract our management, increase our costs of doing business, and adversely affect our reputation and the demand for our solutions.
We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If users were to reduce their use of our websites, products, and services as a result of these concerns, our business could be harmed.
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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2016, we had 24 issued patents and 19 patent applications pending in the United States, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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
Legislative and regulatory changes can influence demand for our solutions and could adversely affect our business.
The market for our solutions depends in part on the requirements of the SEC, the Federal Reserve System, the Federal Deposit Insurance Corporation and other regulatory bodies. Any legislation or rulemaking substantially affecting the content or method of delivery of documents to be filed with these regulatory bodies could have an adverse effect on our business. In addition, evolving market practices in light of regulatory developments could adversely affect the demand for our solutions. Uncertainty caused by political change in the United States and European Union (particularly Brexit) heightens regulatory uncertainty in these areas. For example, the White House and Congressional leadership have publicly announced a goal of repealing or amending parts of the Dodd Frank Act, as well as certain regulations affecting the financial services industry. New legislation, or a significant change in rules, regulations, directives or standards could reduce demand for our products and services, increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a significant portion of our revenue from customers headquartered outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating demand for our solutions outside of the United States or in effectively selling subscriptions to our solutions in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;

•	increased management, travel, infrastructure, legal compliance and regulation costs associated with having multiple international operations;

•	sales and customer service challenges associated with operating in different countries;

•	data privacy laws that require customer data to be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2016, the holders of shares of our Class B common stock collectively beneficially owned shares representing approximately 78% of the voting power of our outstanding capital stock. Our executive officers collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. Many of these costs recur annually. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company,” as defined by the JOBS Act. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
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
Because we are an emerging growth company, our independent registered public accounting firm did not perform an audit of our internal control over financial reporting for the fiscal year ended December 31, 2016. If a material weakness or significant deficiency arises and our qualification as an emerging growth company expires before we have remediated the weakness or deficiency, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal controls over financial reporting.
We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” upon the earliest of (i) December 31, 2019, (ii) the last day of the first fiscal year in which our annual gross revenue is $1 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the date on which we qualify as a “large accelerated filer” with at least $700 million of equity securities held by non-affiliates. We cannot determine whether investors find our Class A common stock less attractive or our company less comparable to certain other public companies because we rely on these exemptions.
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

If securities or industry analysts do not regularly publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts maintain coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or trading volume of our Class A common stock and may result in shareholder litigation.

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

Part II.
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A common stock is listed on the NYSE under the symbol “WK”. The following table sets forth the range of high and low per share sales prices for our common stock as reported on the NYSE for the periods indicated.

	Prices
	High	Low
Year ended December 31, 2016
Fourth quarter	$18.11	$12.65
Third quarter	$19.04	$13.19
Second quarter	$14.05	$11.14
First quarter	$17.48	$10.92
Year ended December 31, 2015
Fourth quarter	$18.80	$14.94
Third quarter	$16.34	$12.83
Second quarter	$15.00	$12.69
First quarter	$16.53	$12.25
Our Class B common stock is not listed or traded on any stock exchange.
Stockholders
As of December 31, 2016, there were approximately 230 stockholders of record of our Class A common stock as well as 14 stockholders of record of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 12, 2014, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

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
Issuer Purchases of Equity Securities
Not applicable.

Item 6.    Selected Consolidated Financial Data
The following selected consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated financial data for the years ended December 31, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Operations Data

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share information)
Revenue
Subscription and support	$143,120	$116,288	$91,317	$65,164	$34,702
Professional services	35,526	28,984	21,377	19,987	18,236
Total revenue	178,646	145,272	112,694	85,151	52,938
Cost of revenue
Subscription and support(1)	27,895	22,559	21,182	15,129	9,262
Professional services(1)	23,730	17,645	12,696	9,520	9,780
Total cost of revenue	51,625	40,204	33,878	24,649	19,042
Gross profit	127,021	105,068	78,816	60,502	33,896
Operating expenses
Research and development(1)	57,438	50,466	44,145	34,116	18,385
Sales and marketing(1)	80,466	69,569	53,498	41,067	27,537
General and administrative(1)(2)	32,695	28,716	19,783	14,601	16,177
Total operating expenses	170,599	148,751	117,426	89,784	62,099
Loss from operations	(43,578)	(43,683)	(38,610)	(29,282)	(28,203)
Interest expense	(1,875)	(2,025)	(2,044)	(366)	(1,521)
Other income and (expense), net(3)	1,500	2,302	(468)	104	(861)
Loss before provision for income taxes	(43,953)	(43,406)	(41,122)	(29,544)	(30,585)
Provision (benefit) for income taxes	24	(7)	32	—	—
Net loss	$(43,977)	$(43,399)	$(41,154)	$(29,544)	$(30,585)
Net loss per common share:
Basic and diluted	$(1.08)	$(1.09)	$(1.28)	$(0.94)	$(1.16)
Weighted-average common shares outstanding - basic and diluted	40,671,133	39,852,624	32,156,060	31,376,603	26,390,099

(1) Stock-based compensation expense included in these line items is as follows:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue
Subscription and support	$493	$363	$502	$200	$80
Professional services	411	349	337	171	144
Operating expenses
Research and development	2,365	1,924	1,757	762	194
Sales and marketing	2,075	1,727	1,241	799	293
General and administrative(2)	8,903	6,637	3,548	1,438	7,418
Total stock-based compensation expense	$14,247	$11,000	$7,385	$3,370	$8,129
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
Consolidated Balance Sheet Data

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$51,281	$58,750	$101,131	$15,515	$24,979
Working capital, excluding deferred revenue and deferred government grant obligation	75,193	70,520	94,740	19,926	28,063
Total assets	143,143	143,895	164,551	73,944	53,522
Deferred revenue, current and long term	97,501	63,338	56,276	36,385	18,165
Total current liabilities	99,887	84,084	66,730	43,425	26,404
Total non-current liabilities	46,381	34,092	42,002	37,306	14,971
Total stockholders’ (deficit) equity	(3,125)	25,719	55,819	—	—
Total members’ equity (deficit)	—	—	—	(6,787)	12,147

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
Overview
Workiva provides enterprises with cloud solutions for improving productivity, accountability and insight into business data. Workiva created Wdesk, a collaborative work management platform for organizations to collect, link, report and analyze their business data. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence to make decisions with real-time data. As of December 31, 2016, we provided our solutions to more than 2,700 enterprise customers, including more than 70% of Fortune 500 companies(1).
    Our scalable, enterprise-grade data engine enables users to collect, aggregate and manage their unstructured and structured data in Wdesk. We offer Wdesk solutions for a wide range of use cases in the following markets: finance and accounting, audit and internal controls, risk and compliance and operations. Underlying these solutions is our scalable, enterprise-grade data engine enables users to collect, aggregate and manage their unstructured and structured data in Wdesk.
We operate our business on a software-as-a-service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to utilize Wdesk. Our subscription fee includes the use of our service and technical support. Our pricing is based primarily on the number of corporate entities, number of users, level of customer support, and length of contract. Our pricing model is scaled to the number of users, so the subscription price per user typically decreases as the number of users increases. We charge customers additional fees primarily for document setup and XBRL tagging services. We generate sales primarily through our direct sales force and, to a lesser extent, customer success and professional services teams. In addition, in the fourth quarter of 2016, we began to augment our direct-sales channel with partnerships. Over time, we expect our partners to include technology companies, consultants, service providers and accounting firms. We expect our partners to support our sales efforts through referrals and co-selling arrangements, as well as expand the use of Wdesk through complementary technology offerings and software integrations.
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.4% (excluding add-on seats) for the twelve months ended December 31, 2016.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,172 at December 31, 2016 from 1,122 at December 31, 2015, an increase of 4.5%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $178.6 million in 2016 from $145.3 million in 2015, an increase of 23.0%. We incurred net losses of $44.0 million and $43.4 million in 2016 and 2015, respectively.

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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2016, approximately 78% of our SEC customers report their financials on a calendar year basis. As our non-SEC offerings continue to grow, we expect our professional services revenue to continue to become less seasonal. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. In addition, we typically pay cash bonuses to employees in the first quarter, resulting in some seasonality in operating cash flow.

Key Performance Indicators

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Financial metrics
Total revenue	$178,646	$145,272	$112,694
Year-over-year percentage increase in total revenue	23.0%	28.9%	32.3%
Subscription and support revenue	$143,120	$116,288	$91,317
Year-over-year percentage increase in subscription and support revenue	23.1%	27.3%	40.1%
Subscription and support as a percent of total revenue	80.1%	80.0%	81.0%

	As of December 31,
	2016	2015	2014
Operating metrics
Number of customers	2,772	2,524	2,261
Subscription and support revenue retention rate	95.4%	95.8%	97.0%
Subscription and support revenue retention rate including add-ons	107.4%	112.5%	104.1%
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
Our subscription and support revenue retention rate was 95.4% at the December 2016 measurement date, down slightly from December 2015. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or otherwise ceasing to file SEC reports have been the largest contributing factor to our revenue attrition.
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
Our subscription and support revenue retention rate including add-ons was 107.4% at the December 2016 measurement date, down from 112.5% as of December 2015.  As we pursue larger opportunities, we are seeing lengthening and more complex sales cycles.

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2016, 2015 and 2014, no single customer represented more than 2% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force. We also identify some sales opportunities with existing customers through our customer success and professional services teams and partners.
Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. In 2015, we began to standardize our subscription term to one year, and over the next 24 months, we plan to convert a substantial majority of the remaining quarterly contracts with customers to a one-year term. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met. At December 31, 2016, deferred revenue was $97.5 million. Estimated future recognition from deferred revenue at December 31, 2016 was $76.0 million in 2017, $14.6 million in 2018, and $6.9 million in 2019.
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
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services, customer success teams and training personnel, including salaries, benefits, bonuses, and stock-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs. Costs of server usage are comprised primarily of fees paid to Google Cloud Platform and Amazon Web Services.
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
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Revenue
Subscription and support	$143,120	$116,288	$91,317
Professional services	35,526	28,984	21,377
Total revenue	178,646	145,272	112,694
Cost of revenue
Subscription and support(1)	27,895	22,559	21,182
Professional services(1)	23,730	17,645	12,696
Total cost of revenue	51,625	40,204	33,878
Gross profit	127,021	105,068	78,816
Operating expenses
Research and development(1)	57,438	50,466	44,145
Sales and marketing(1)	80,466	69,569	53,498
General and administrative(1)	32,695	28,716	19,783
Total operating expenses	170,599	148,751	117,426
Loss from operations	(43,578)	(43,683)	(38,610)
Interest expense	(1,875)	(2,025)	(2,044)
Other income and (expense), net	1,500	2,302	(468)
Loss before provision for income taxes	(43,953)	(43,406)	(41,122)
Provision (benefit) for income taxes	24	(7)	32
Net loss	$(43,977)	$(43,399)	$(41,154)

(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue
Subscription and support	$493	$363	$502
Professional services	411	349	337
Operating expenses
Research and development	2,365	1,924	1,757
Sales and marketing	2,075	1,727	1,241
General and administrative	8,903	6,637	3,548
Total stock-based compensation expense	$14,247	$11,000	$7,385

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2016	2015	2014
Revenue
Subscription and support	80.1%	80.0%	81.0%
Professional services	19.9	20.0	19.0
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.6	15.5	18.8
Professional services	13.3	12.1	11.3
Total cost of revenue	28.9	27.6	30.1
Gross profit	71.1	72.4	69.9
Operating expenses
Research and development	32.2	34.7	39.2
Sales and marketing	45.0	47.9	47.5
General and administrative	18.3	19.8	17.6
Total operating expenses	95.5	102.4	104.3
Loss from operations	(24.4)	(30.0)	(34.4)
Interest expense	(1.0)	(1.4)	(1.8)
Other income and (expense), net	0.8	1.6	(0.4)
Loss before provision for income taxes	(24.6)	(29.8)	(36.6)
Provision (benefit) for income taxes	—	—	—
Net loss	(24.6)%	(29.8)%	(36.6)%

Revenue
Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,		Period-to-period change
	2016	2015	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$143,120	$116,288	$26,832	23.1%
Professional services	35,526	28,984	6,542	22.6%
Total revenue	$178,646	$145,272	$33,374	23.0%
Total revenue increased $33.4 million in 2016 compared to 2015 due primarily to the increase in subscription and support revenue of $26.8 million. The growth in professional services revenue was attributable mainly to increased consulting and services related to our non-SEC use cases. Of the total increase in subscription and support revenue, 23.5% represented revenue from new customers acquired after December 31, 2015 and 76.5% represented revenue from existing customers at or prior to December 31, 2015. The total number of our customers increased 9.8% from December 31, 2015 to December 31, 2016.
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

Cost of Revenue
Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,		Period-to-period change
	2016	2015	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$27,895	$22,559	$5,336	23.7%
Professional services	23,730	17,645	6,085	34.5%
Total cost of revenue	$51,625	$40,204	$11,421	28.4%
Cost of revenue increased $11.4 million in 2016 compared to 2015, due primarily to an aggregate increase in employee compensation, benefits and travel costs of $9.1 million, an increase in other support costs of $1.3 million, and an increase in server usage costs of $1.3 million. Subscription and support expense rose 23.7% in the year ended December 31, 2016 compared to the prior year due primarily to increases in headcount, employee compensation, and server expenses used to support our expanding customer base. Professional services expense increased 34.5% in the year ended December 31, 2016 versus the prior year due primarily to an increase in headcount, employee compensation and travel expense related to fulfilling increased demand for our non-SEC consulting services.
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

Operating Expenses
Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,		Period-to-period change
	2016	2015	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$57,438	$50,466	$6,972	13.8%
Sales and marketing	80,466	69,569	10,897	15.7%
General and administrative	32,695	28,716	3,979	13.9%
Total operating expenses	$170,599	$148,751	$21,848	14.7%
Research and Development
Research and development expenses increased $7.0 million in 2016 compared to 2015 due primarily to $6.7 million in higher employee compensation, benefits, and travel costs. We continue to dedicate resources to enhance our Wdesk platform, which has resulted in higher headcount in research and development.
Sales and Marketing
Sales and marketing expenses increased $10.9 million in 2016 compared to 2015 due primarily to $11.5 million in higher employee compensation, benefits and travel costs. The increase in these costs was offset partially by a decline in professional service fees of $0.9 million related to consulting, recruiting and training.
General and Administrative
General and administrative expenses rose $4.0 million in 2016 compared to 2015 due primarily to higher employee cash-based compensation, benefits, and travel costs of  $1.0 million and additional employee stock-based compensation of $2.8 million. The increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business. Higher stock-based compensation expense was driven primarily by restricted stock grants to executive officers in February 2015 and January 2016 with a vesting term of three years, as well as stock option grants to executive officers in February 2016 with a vesting term of three years.
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
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,		Period-to-period change
	2016	2015	Amount
	(dollars in thousands)
Interest expense	$(1,875)	$(2,025)	$150
Other income, net	1,500	2,302	(802)
Interest Expense and Other Income, Net
Interest expense remained relatively flat during the year ended December 31, 2016 compared to the same period a year ago.
Other income, net decreased $0.8 million in 2016 compared to 2015 due to recognition in 2015 of our deferred government grant obligation relating to our 2011 Iowa Economic Development award of $1.6 million. This decrease was partially offset by an increase of $0.4 million in the amount recognized related to our job training reimbursement program resulting from the amounts diverted and paid to the community college in the periods.

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
Quarterly Results of Operations
See “Unaudited Quarterly Results of Operations” included in Note 13 of this Annual Report on Form 10-K for the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015.
Liquidity and Capital Resources

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flow used in operating activities	$(10,369)	$(21,592)	$(3,505)
Cash flow provided by (used in) investing activities	3,805	(19,777)	(4,096)
Cash flow (used in) provided by financing activities	(895)	(1,102)	93,155
Net (decrease) increase in cash and equivalents, net of impact on exchange rates	$(7,469)	$(42,381)	$85,616
As of December 31, 2016, our cash, cash equivalents, and marketable securities totaled $62.7 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. We amended the credit facility in April 2016 to extend the maturity date to August 2018. No amount was outstanding under the credit facility as of December 31, 2016.
Pursuant to the credit facility, letters of credit totaling $2.3 million were outstanding at December 31, 2015. These letters of credit, which did not reduce availability under the credit facility, were issued as security for two forgivable loans. The $2.3 million outstanding letters of credit remaining at December 31, 2015 were canceled in the first quarter of 2016 as all contingencies related to a forgivable loan were resolved. No letters of credit were outstanding at December 31, 2016.
Operating Activities
For the year ended December 31, 2016, cash used in operating activities was $10.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $44.0 million, adjusted for non-cash charges of $3.8 million for depreciation and amortization of our property and equipment and intangible assets, $14.2 million of stock-based compensation, and $1.1 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $7.1 million increase in accounts receivable, a $0.7 million increase in other receivables, a $5.5 million increase in prepaid expenses, and a $3.9 million decrease in accounts payable, offset by a $34.2 million increase in deferred revenue. Short-term deferred revenue from subscription and support contracts increased $18.9 million from December 31, 2015 to December 31, 2016. Long-term deferred revenue from subscription and support contracts increased by $13.8 million from December 31, 2015 to December 31, 2016. Short-term deferred revenue from professional services increased by $1.4 million from December 31, 2015 to December 31, 2016. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in accounts receivable was attributable primarily to the timing of our billings and cash collections. The increase in other receivables was due primarily to timing of health care insurance reimbursements. The increase in prepaid expenses was due to purchasing server capacity upfront, an upfront payment for our 2017 annual user conference and to the timing of rent and travel payments. The decrease in accounts payable was attributable primarily to the timing of our cash payments.
For the year ended December 31, 2015, cash used in operating activities was $21.6 million owing to higher operating losses, our planned reduction of incentives for prepayment on long-term contracts, and an increase in accounts receivable. The primary factors affecting our operating cash flows during the period were our net loss of $43.4 million, adjusted for non-cash charges of $4.4 million for depreciation and amortization of our property and equipment and intangible assets, $11.0 million of stock-based compensation, and $2.4 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $7.3 million increase in deferred revenue, a $2.3 million increase in accounts payable, a $5.4 million increase in accrued expenses and other liabilities, partially offset by a $5.1 million increase in accounts receivable and a $0.7 million increase in prepaid expenses. Short-term deferred revenue from subscription and support contracts increased from $36.7 million at December 31, 2014 to $49.4 million at December 31, 2015, while long-term deferred revenue from these contracts decreased from $13.3 million at December 31, 2014 to $7.5 million at December 31, 2015. The increases in accounts receivable and short-term deferred revenue were due primarily to new customers and to shifting a number of customers from quarterly contract terms to annual contract terms. As anticipated, long-term deferred revenue declined following our implementation of reduced incentives for long-term prepayments. The increases in accounts payable and accrued expenses and other liabilities were attributable primarily to the timing of our cash payments. The increase in prepaid expenses was primarily due to purchasing additional subscriptions to cloud-based software to support business growth and the timing of travel payments.
Investing Activities
Cash provided by investing activities of $3.8 million for the year ended December 31, 2016 was due primarily to $1.3 million for the purchase of marketable securities and $1.9 million of capital expenditures, partially offset by proceeds of $7.2 million from the sale of marketable securities. Our capital expenditures were associated primarily with leasehold improvements, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
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
Financing Activities
Cash used in financing activities of $0.9 million for the year ended December 31, 2016 was due primarily to $0.8 million in taxes paid related to the net share settlements of stock-based compensation awards and an aggregate $1.9 million in repayments on long-term debt and payments on capital lease and financing obligations, partially offset by $1.6 million in proceeds from option exercises.
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

Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2016, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations relating to office facilities	$21,738	$3,235	$5,935	$4,436	$8,132
Capital lease obligations, including interest for technology and equipment	480	414	66	—	—
Financing obligations, including interest for building	41,032	2,458	5,439	5,518	27,617
Total contractual obligations	$63,250	$6,107	$11,440	$9,954	$35,749
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
Off-Balance Sheet Arrangements
During the years ended December 31, 2016, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to our employees, non-employee directors, and other service providers based on the estimated fair value of the award on the grant date or reporting date, if required to be remeasured under the guidance. We utilize stock-based compensation in the form of restricted stock awards, restricted stock units and options to purchase Class A common stock. The fair value of each stock option award is determined at the date of grant by applying the Black-Scholes option pricing model. The fair value of each restricted stock award is based on the number of shares granted and the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The fair value of these awards is recognized as an expense, net of estimated forfeitures, on a straight line basis over the requisite service period.
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
The following table presents the weighted-average assumptions used to estimate the fair value of our unvested restricted stock and options granted during each of the periods indicated below:

	Year ended December 31,
	2016	2015	2014
Expected term (in years)	6.0 - 6.1	6.1	5.0 - 10.0
Risk-free interest rate	1.15% - 2.08%	1.35% - 1.93%	1.52% - 2.80%
Expected volatility	43.0% - 45.3%	42.4% - 47.1%	45.8% - 52.5%
Expected dividend yield	—%	—%	—%
As of December 31, 2016, total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to stock option awards was approximately $18.1 million, which is expected to be recognized over a period of 2.3 years. At December 31, 2016, unrecognized compensation expense related to restricted stock totaled approximately $6.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Recent Accounting Pronouncements
Refer to Note 1 of the notes to consolidated financial statements for a full description of recent accounting pronouncements.

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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, and British Pound Sterling. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, and British pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $67,000, $(293,000) and $(141,000) in the years ended December 31, 2016, 2015 and 2014, respectively.
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
Interest Rate Risk
As part of our build-to-suit lease arrangement, in addition to the base rent amount, we are responsible for the underlying mortgage held by the lessor, which is subject to a variable interest rate equal to the prime lending rate plus 1%. In addition, in August 2014, we entered into a $15.0 million credit facility. The credit facility is denominated in U.S. dollars and borrowings are subject to a variable interest rate equal to the prime lending rate. A hypothetical 10% increase or decrease in interest rates after December 31, 2016 would not have a material impact on our results of operations, our cash flows or the fair values of our outstanding debt or financing obligations.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $62.7 million as of December 31, 2016. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash and cash equivalents consist primarily of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

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
An immediate increase of 100-basis points in interest rates would have resulted in an $69,000 market value reduction in our investment portfolio as of December 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 8.     Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Workiva Inc.
We have audited the accompanying consolidated balance sheets of Workiva Inc. (Workiva) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, members’ and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Workiva’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Workiva Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
February 23, 2017

WORKIVA INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	As of December 31,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$51,281	$58,750
Marketable securities	11,435	17,420
Accounts receivable, net of allowance for doubtful accounts of $900 and $713 at December 31, 2016 and December 31, 2015, respectively	22,535	15,647
Deferred commissions	1,864	1,368
Other receivables	1,545	818
Prepaid expenses	9,382	3,875
Total current assets	98,042	97,878

Property and equipment, net	42,590	44,410
Intangible assets, net	1,012	896
Other assets	1,499	711
Total assets	$143,143	$143,895

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$849	$5,138
Accrued expenses and other current liabilities	20,695	20,394
Deferred revenue	76,016	55,741
Deferred government grant obligation	1,022	985
Current portion of capital lease and financing obligations	1,285	1,808
Current portion of long-term debt	20	18
Total current liabilities	99,887	84,084

Deferred revenue	21,485	7,597
Deferred government grant obligation	1,000	1,996
Other long-term liabilities	4,100	3,343
Capital lease and financing obligations	19,743	21,083
Long-term debt	53	73
Total liabilities	146,268	118,176

Stockholders’ (deficit) equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 30,369,199 and 29,014,665 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	30	29
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 10,891,888 and 11,933,784 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	11	12
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	217,454	202,371
Accumulated deficit	(220,911)	(176,934)
Accumulated other comprehensive income	291	241
Total stockholders’ (deficit) equity	(3,125)	25,719
Total liabilities and stockholders’ (deficit) equity	$143,143	$143,895
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenue
Subscription and support	$143,120	$116,288	$91,317
Professional services	35,526	28,984	21,377
Total revenue	178,646	145,272	112,694
Cost of revenue
Subscription and support	27,895	22,559	21,182
Professional services	23,730	17,645	12,696
Total cost of revenue	51,625	40,204	33,878
Gross profit	127,021	105,068	78,816
Operating expenses
Research and development	57,438	50,466	44,145
Sales and marketing	80,466	69,569	53,498
General and administrative	32,695	28,716	19,783
Total operating expenses	170,599	148,751	117,426
Loss from operations	(43,578)	(43,683)	(38,610)
Interest expense	(1,875)	(2,025)	(2,044)
Other income and (expense), net	1,500	2,302	(468)
Loss before provision for income taxes	(43,953)	(43,406)	(41,122)
Provision (benefit) for income taxes	24	(7)	32
Net loss	$(43,977)	$(43,399)	$(41,154)
Net loss per common share:
Basic and diluted	$(1.08)	$(1.09)	$(1.28)
Weighted-average common shares outstanding - basic and diluted	40,671,133	39,852,624	32,156,060
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(43,977)	$(43,399)	$(41,154)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of income tax (expense) of ($13), ($101) and $0 for the years ended December 31, 2016, 2015 and 2014, respectively	18	133	93

Unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($19), $25, and $0 for the years ended December 31, 2016, 2015 and 2014, respectively	32	(39)	60
Reclassification of realized net losses on available-for-sale securities to net loss	—	—	136
Available-for-sale securities	32	(39)	196

Other comprehensive income, net of tax	50	94	289
Comprehensive loss	$(43,927)	$(43,305)	$(40,865)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF MEMBERS’ AND STOCKHOLDERS’ (DEFICIT) EQUITY (in thousands)

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units		Common Units		Appreciation and Participation Units		Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Members’ and Stockholders' (Deficit) Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balances at December 31, 2013	21,050	$(10,602)	15,665	$(6,910)	10,486	$7,070	18,954	$160	21,679	$3,637	—	$—	$—	$(142)	$—	$(6,787)
Issuance of units in connection with vesting of restricted appreciation and participation units	—	—	—	—	—	—	—	—	303	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	6,915	—	—	—	—	—	—	—	6,915
Exercise of common unit options	—	—	—	—	—	—	364	566	—	—	—	—	—	—	—	566
Distribution to members	—	(149)	—	(111)	—	(74)	—	(136)	—	(155)	—	—	—	—	—	(625)
Net loss prior to corporate conversion	—	(6,567)	—	(4,887)	—	(10,343)	—	(6,592)	—	(6,857)	—	—	—	—	—	(35,246)
Other comprehensive income prior to corporate conversion	—	—	—	—	—	—	—	—	—	—	—	—	—	272	—	272
Effect of corporate conversion on December 10, 2014	(21,050)	17,318	(15,665)	11,908	(10,486)	3,347	(19,318)	(913)	(21,982)	3,375	31,978	32	92,559	—	(127,626)	—
Proceeds from initial public offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	7,200	7	90,420	—	—	90,427
Conversion of debt to common stock	—	—	—	—	—	—	—	—	—	—	407	—	5,704	—	—	5,704
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	470	—	—	470
Grant of restricted stock award	—	—	—	—	—	—	—	—	—	—	54	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	2	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,909)	(5,909)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	17	—	17
Balances at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	39,641	$39	$189,168	$147	$(133,535)	$55,819
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	11,000	—	—	11,000
Grant of restricted stock award	—	—	—	—	—	—	—	—	—	—	600	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	707	2	2,242	—	—	2,244
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,399)	(43,399)
Distribution to members	—	—	—	—	—	—	—	—	—	—	—	—	(35)	—	—	(35)
Cost of offering	—	—	—	—	—	—	—	—	—	—	—	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	94	—	94
Balances at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	40,948	$41	$202,371	$241	$(176,934)	$25,719
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	14,247	—	—	14,247
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	374	—	1,597	—	—	1,597
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	—	—	—	—	—	—	—	—	(61)	—	(761)	—	—	(761)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,977)	(43,977)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	50	—	50
Balances at December 31, 2016	—	$—	—	$—	—	$—	—	$—	—	$—	41,261	$41	$217,454	$291	$(220,911)	$(3,125)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(43,977)	$(43,399)	$(41,154)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,820	4,410	3,877
Stock-based compensation expense	14,247	11,000	7,385
Provision for doubtful accounts	185	449	123
Accretion of discount on convertible note	—	—	266
Paid-in-kind interest on convertible note	—	—	134
Change in fair value of derivative liability	—	—	193
Loss on early extinguishment of convertible note	—	—	111
Realized (gain) loss on sale of available-for-sale securities, net	(6)	(13)	136
Amortization of premiums and discounts on marketable securities, net	147	77	—
Recognition of deferred government grant obligation	(1,141)	(2,383)	(99)
Deferred income tax	(32)	(76)	—
Changes in assets and liabilities:
Accounts receivable	(7,101)	(5,080)	2,602
Deferred commissions	(497)	(520)	(553)
Other receivables	(732)	(523)	155
Prepaid expenses	(5,513)	(734)	(2,251)
Other assets	(654)	81	(52)
Accounts payable	(3,930)	2,331	(1,530)
Deferred revenue	34,211	7,297	19,961
Accrued expenses and other liabilities	604	5,390	7,137
Change in restricted cash	—	101	54
Net cash used in operating activities	(10,369)	(21,592)	(3,505)

Cash flows from investing activities
Purchase of property and equipment	(1,901)	(1,843)	(8,566)
Purchase of marketable securities	(1,301)	(24,069)	—
Sale of marketable securities	7,197	6,521	4,864
Purchase of intangible assets	(190)	(386)	(394)
Net cash provided by (used in) investing activities	3,805	(19,777)	(4,096)

Cash flows from financing activities
Payment of equity issuance costs	—	(1,346)	—
Proceeds from public offering, net of underwriters' discount and offering costs	—	—	91,769
Proceeds from issuance of convertible notes	—	—	5,000
Proceeds from option exercises	1,597	2,244	580
Taxes paid related to net share settlements of stock-based compensation awards	(761)	—	—
Changes in restricted cash	—	300	(275)
Repayment of other long-term debt	(18)	(84)	(2,365)
Principal payments on capital lease and financing obligations	(1,863)	(2,282)	(1,338)
Distributions to members	—	(381)	(279)
Proceeds from borrowings on line of credit	—	—	3,020
Proceeds from government grants	183	548	2,194
Payments of issuance costs on line of credit	(33)	—	(113)
Repayment of line of credit	—	—	(5,038)
Repayment of government grant	—	(101)	—
Net cash (used in) provided by financing activities	(895)	(1,102)	93,155
Effect of foreign exchange rates on cash	(10)	90	62

Net (decrease) increase in cash and cash equivalents	(7,469)	(42,381)	85,616
Cash and cash equivalents at beginning of year	58,750	101,131	15,515
Cash and cash equivalents at end of year	$51,281	$58,750	$101,131

Supplemental cash flow disclosure
Cash paid for interest	$1,835	$2,048	$1,678
Cash paid for income taxes, net of refunds	$47	$64	$—

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through financing obligations	$—	$—	$3,478
Fixed assets acquired through capital lease arrangements	$—	$527	$1,677
Derivative liability reclassified upon settlement of convertible notes	$—	$—	$1,392
Conversion of convertible notes and accrued interest into Class A common stock	$—	$—	$4,312
Accrued distributions to members	$—	$—	$346
Initial public offering cost accruals	$—	$—	$1,342
Government grant recorded against property and equipment, net	$—	$908	$—
Allowance for tenant improvements	$481	$698	$1,301
Purchases of property and equipment, accrued but not paid	$—	$354	$—
See accompanying notes.

WORKIVA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries created Wdesk, a collaborative work management platform for organizations to collect, link, report and analyze their business data. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. We offer Wdesk solutions for a wide range of use cases in the following markets: finance and accounting, audit and internal controls, risk and compliance and operations. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, and Canada.
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
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within “Other income and (expense), net” on the consolidated statements of operations. We recorded $67,000, $(293,000) and $(141,000) of transaction gains (losses) during the years ended December 31, 2016, 2015 and 2014, respectively.
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

Cash and Cash Equivalents
Cash consists of cash on deposit with banks that is stated at cost, which approximates fair value. We invest our excess cash primarily in highly liquid money market funds and marketable securities. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.
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
Our accounts receivable are derived primarily from customers located in North America. We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2016 or 2015.
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under capital leases or financing arrangements over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense totaled $3.7 million,

$4.4 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and included $2.1 million, $2.4 million and $1.9 million of amortization of assets recorded under capital leases during the years ended December 31, 2016, 2015 and 2014, respectively.
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
Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. In the years ended December 31, 2016, 2015 and 2014, we determined that we had established standalone value for our professional services. This determination was made due primarily to the ability of the customer to complete these tasks without assistance and the sale of services separate from the initial subscription order. Because we established standalone value for our professional services in the years ended December 31, 2016, 2015 and 2014, such service arrangements are being accounted for separately from subscription services.
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
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $2.7 million, $2.8 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
Intangible Assets
We account for intangible assets under Accounting Standards Codification (ASC) 350, Goodwill and Other. Intangible assets consist of legal fees incurred for patents and are recorded at cost and amortized over the useful lives of the assets of ten years, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized.
Accumulated amortization of patents as of December 31, 2016 and 2015 was approximately $127,000 and $53,000, respectively. Future amortization expense for legally approved patents is estimated at $84,000 per year through 2021 and approximately $260,000 thereafter.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Upon adoption of ASU 2014-09, we expect we will be required to view certain of our professional services as being provided over time rather than as of a specific point in time. We expect this may result in some acceleration of revenue recognition. In addition, ASU 2014-09 requires that all incremental costs of obtaining a contract with a customer are recognized as an asset. We expect this will result in an increase in the costs we capitalize. In addition, the guidance requires that these costs are deferred over a term that is consistent with the transfer to the customer of the services to which the asset relates. We expect this will result in these costs being deferred over a longer period than under current guidance. We are still evaluating the ASU for other potential impact to our consolidated financial statements. We plan to adopt the guidance as of January 1, 2018 and are considering a modified retrospective transition method. We have a project plan in place for the transition to revenue recognition in accordance with ASC 606 including necessary changes to accounting processes, procedures and internal controls. We expect to complete the plan in time to report in accordance with ASC 606 for the first quarterly filing on Form 10-Q for the period ended March 31, 2018.
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
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We plan to adopt this guidance on the effective date. We are currently evaluating the impact the provisions will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as required by current guidance, or to recognize forfeitures as they occur. We will be required to make this election at the entity level using a modified retrospective transition method, with a cumulative-effect adjustment to the accumulated deficit. We have elected to recognize forfeitures as they occur. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Effective January 1, 2017, we adopted this standard. The forfeiture policy election noted above, along with the remaining provisions of ASU 2016-09, are not expected to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. While we are still assessing the impact of ASU 2016-18, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

2. Marketable Securities
At December 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,503	$—	$(5)	$3,498
U.S. corporate debt securities	7,943	1	(7)	7,937
Money market funds	43,496	—	—	43,496
	$54,942	$1	$(12)	$54,931
Included in cash and cash equivalents	$43,496	$—	$—	$43,496
Included in marketable securities	$11,446	$1	$(12)	$11,435

At December 31, 2015, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$4,805	$—	$(31)	$4,774
U.S. corporate debt securities	12,679	1	(34)	12,646
Money market funds	53,365	—	—	53,365
	$70,849	$1	$(65)	$70,785
Included in cash and cash equivalents	$53,365	$—	$—	$53,365
Included in marketable securities	$17,484	$1	$(65)	$17,420

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$3,498	$(5)	$—	$—
U.S. corporate debt securities	7,135	(7)	—	—
Total	$10,633	$(12)	$—	$—

We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of December 31, 2016 to hold these investments until the cost basis is recovered.

3. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Property and Equipment, net
Property and equipment, net as of December 31, 2016 and 2015 consisted of (in thousands):

	As of December 31,
	2016	2015
Buildings	$36,603	$36,596
Computers, equipment and software	5,954	7,286
Furniture and fixtures	8,283	7,484
Vehicles	97	148
Leasehold improvements	4,682	3,697
Construction in process	—	168
	55,619	55,379
Less: accumulated depreciation and amortization	(13,029)	(10,969)
	$42,590	$44,410

The following assets included in property and equipment, net were acquired under capital and financing leases (see Note 5) (in thousands):

	As of December 31,
	2016	2015
Buildings	$36,603	$36,596
Computers and equipment	1,747	3,254
	38,350	39,850
Less: accumulated amortization	(5,134)	(4,511)
	$33,216	$35,339

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2016 and 2015 consisted of (in thousands):

	As of December 31,
	2016	2015
Accrued vacation	$4,368	$3,604
Accrued commissions	2,382	2,470
Accrued bonuses	8,927	9,598
Estimated health insurance claims	1,210	900
Accrued other liabilities	3,808	3,822
	$20,695	$20,394

Other Income and (Expense), net
Other income and (expense), net for the years ended December 31, 2016, 2015 and 2014 consisted of (in thousands):

	For the year ended December 31,
	2016	2015	2014
Interest income	$286	$151	$73
Recognition of IEDA government grant	—	1,638	—
Income from training reimbursement program	1,141	744	99
Change in fair value of derivative	—	—	(193)
Loss on early extinguishment of convertible note	—	—	(111)
Gains (losses) on foreign currency transactions	67	(293)	(141)
Other	6	62	(195)
	$1,500	$2,302	$(468)

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of December 31, 2016 and 2015, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.

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

	Fair Value Measurements as of December 31, 2016			Fair Value Measurements as of December 31, 2015
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$43,496	$43,496	$—	$53,365	$53,365	$—
U.S. treasury debt securities	3,498	—	3,498	4,774	—	4,774
U.S. corporate debt securities	7,937	—	7,937	12,646	—	12,646
	$54,931	$43,496	$11,435	$70,785	$53,365	$17,420

Included in cash and cash equivalents	$43,496			$53,365
Included in marketable securities	$11,435			$17,420

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
At December 31, 2016, the fair value of our debt obligations approximated the carrying amount of $73,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.
5. Commitments and Contingencies
Lease Commitments
We lease certain office and residential space under non-cancelable operating leases with various lease terms through June 2043. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $3.7 million and $3.2 million, respectively.
We lease computer equipment under capital lease agreements that expire through September 2018. The total amount financed under these capital leases was $0.0 million, $0.5 million and $1.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
Total cash payments due under the arrangement were allocated on a relative fair value basis between rent related to the land lease and debt service payments related to the financing obligation. The portion of the lease payments allocated to the land is expensed on a straight-line basis over the term of the lease from the point we took possession of the land and including renewal periods where renewal was deemed reasonably assured at the inception of the lease. The lease contains purchase options to acquire the landlord’s interest in the land lease and building at any time beginning three years from the commencement date of the lease. In addition, the lease requires us upon certain events, such as a change in control, to purchase the building from the landlord. The purchase options were deemed to be fair value at the inception of the lease.
As of December 31, 2016, future estimated minimum lease payments under non-cancelable operating, capital and financing leases were as follows (in thousands):

	Operating Leases	Capital Leases	Financing Obligations
2017	$3,235	$414	$2,458
2018	3,343	66	2,703
2019	2,592	—	2,736
2020	2,257	—	2,759
2021	2,179	—	2,759
Thereafter	8,132	—	27,617
Total minimum lease payments	$21,738	480	41,032
Less: Amount representing interest		(19)	(20,465)
Present value of capital lease and financing obligations		$461	$20,567

Government Grants
Since 2009, we have participated in a program with a local area community college, enlisted by the state of Iowa, that provides reimbursement of training dollars spent on employees hired in Iowa. The community college funds training through the sale of certificates for the amount of anticipated training expenses to be incurred and an estimate of the costs to administer the program. At each payroll date, the state allows us to divert a specified portion of employee state income tax withholdings for the qualified employees to the community college. The community college uses the funds to pay for the program and principal and interest on the certificates. In the event that the funds generated from withholding taxes are insufficient to pay the principal and interest on the certificates, we would be liable for any shortfall. To date, we have entered into five agreements under this program. In addition, we have been reimbursed for training costs incurred for a total of 378 employees.

During the years ended December 31, 2016, 2015 and 2014, we were reimbursed $83,000, $0 and $194,000, respectively. We have concluded that the realization of these amounts is contingent on continuing employment levels. Therefore, in accordance with ASC 450, the amounts received are recorded on the balance sheet as a liability until all contingencies have been resolved. We release the liability to “Other income and (expense), net” on our statement of operations once the amounts diverted and paid to the community college have reduced the total principal and interest due on the certificates to a level below the amounts reimbursed to date. The amount recognized in other income is measured as the excess of the reimbursements received as of each balance sheet date over the total principal and interest due on the certificates, net of amounts diverted. To the extent we have not diverted amounts sufficient to reduce the principal and interest on the certificates to a level below the reimbursements received for each of the programs, there is no benefit recorded in the statement of operations.
During the years ended December 31, 2016, 2015 and 2014, the total benefit recorded on the statement of operations was $1.0 million, $744,000 and $99,000, respectively. At December 31, 2016 and 2015, there was $1.8 million and $2.7 million included in “Deferred government grant obligation” on the consolidated balance sheet, respectively. The deferred liability is classified as current or non-current based on the estimated timing of when the amounts will be recorded as income. At December 31, 2016 and 2015, there was $1.0 million and $985,000 classified as a current liability, respectively.
On February 1, 2011, we received financing from the Iowa Economic Development Authority (IEDA) that provides for a grant in the form of a forgivable loan of $2.3 million. The note matures in five years, and in the event of default, bears interest at 6%. Under the terms of the loan, we must complete and maintain the project performance obligation, including the creation of 251 qualified jobs by December 16, 2013, and the retention of six previously created qualified jobs through December 16, 2015. The Company and IEDA also agreed to a $31.6 million development plan that was required to be invested by December 16, 2013. The job creation obligation was met and the $31.6 million development plan was completed as of December 16, 2013. We were required to maintain the jobs through December 16, 2015. In the event that such condition is not met, we must repay $8,799 per job not maintained. The financing was secured by a letter of credit issued pursuant to our credit facility with Silicon Valley Bank. As the project plan was completed in 2013, which included the creation of 251 qualified jobs, and any failure to maintain these qualified jobs during the maintenance period would not give rise to a requirement to accrue or repay interest on the loan, interest expense of $260,000 that had been previously accrued was offset against “Interest expense” on the consolidated statement of operations during the year ended December 31, 2013. Also in connection with this grant agreement, we were awarded a grant that provides for reimbursement of sales tax costs we incurred in connection with the construction of the first phase of the Ames office building. In March 2015, we received proceeds of $313,000 in connection with this grant.
In December 2015, after completing the project close out procedures, IEDA determined that 10 of the 251 positions originally hired under this grant did not meet minimum wage requirements resulting in a repayment of $88,000. The remaining balance under the forgivable loan portion of this government grant of $2.2 million was recognized during the fourth quarter of 2015, with $608,000 recorded as a reduction of our property and equipment and $1.6 million included in “Other income and (expense), net” on the consolidated statement of operations. The $313,000 received in connection with the sales tax grant was recognized as a reduction of our property and equipment in December 2015. At December 31, 2016 and 2015, there were no amounts outstanding related to the forgivable loan included in “Deferred government grant obligation” on the consolidated balance sheet.

In October 2013, we received a grant from the IEDA in the form of forgivable loans up to $2.5 million and non-interest bearing loans up to $2.5 million available to us based on qualified job growth. On December 20, 2013, the initial disbursement was awarded consisting of $2.0 million in non-interest bearing and forgivable loans. This disbursement was not received by us until after year end. In connection with our initial public offering, the outstanding balance of the loans became due and payable and was repaid in full during December 2014. Also, in connection with this grant agreement with the Iowa Economic Development Authority, we were awarded a grant that provides for reimbursement of sales tax costs we incurred in connection with the construction of the second phase of the Ames office building. In August 2015, we received proceeds of $235,000, which are included in “Deferred government grant obligation” on the consolidated balance sheet at both December 31, 2016 and 2015. At both December 31, 2016 and 2015, this amount is presented as a non-current liability as all contingencies will not be resolved until October 2020.
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

Other Long-Term Debt
On August 31, 2009, we received a loan of $150,000 from the IEDA. We are required to pay the lesser of 2% of prior year total gross revenue or $25,000 per year until $225,000 has been remitted. We expect to pay $25,000 in 2017, and therefore, the principal portion of $20,000 and $53,000 have been reflected in the current and long-term portion of debt on our balance sheet, respectively. Interest will be accreted over the estimated period of repayment. Under the terms of both IEDA notes, we were required to create 20 jobs in Iowa by May 2012 and maintain them through May 2014, which we did. In the event such conditions were not met, $150,000 of the loan amount would have been immediately due and payable. We recorded interest expense of $5,800, $7,100 and $6,800 for the years ended December 31, 2016, 2015 and 2014, respectively.
On May 20, 2010, we received a non-interest bearing loan of $500,000 from IEDA, due in monthly installments from September 2010 through August 2015. Under the terms of the loan, we were required to create 62 jobs by January 2013 and maintain them through January 2015. We have met this requirement. This loan was paid in full during the year ended December 31, 2015.
On March 6, 2013, we obtained a line of credit with Morgan Stanley providing for maximum borrowings of $20.8 million. The availability on the line of credit is limited to the value of our cash and marketable securities held in the associated account at Morgan Stanley. We recorded interest expense of $0 and $16,000 for the years ended December 31, 2015 and 2014, respectively, related to such debt agreement. The line of credit was closed during 2015.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank, which was subsequently amended. The credit facility can be used to fund working capital and general business requirements and matures in August 2018. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility’s interest rate was 3.75% at December 31, 2016. We recorded interest expense of $0, $0 and $28,000 for the years ended December 31, 2016, 2015 and 2014 related to such debt agreement. No amounts were outstanding under the credit facility as of December 31, 2016 and 2015.
7. Stockholders’ and Members’ Equity (Deficit)
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
During 2014, losses offset proceeds from option exercises during the year and the gross proceeds from the 2012 and 2013 issuances of Series C preferred units to bring those positive capital accounts to zero. During 2014, the remaining losses incurred through the corporate conversion were then allocated pro rata to all classes of units.
8. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. Prior to our corporate conversion in December 2014, awards were provided under the 2009 Unit Incentive Plan (the 2009 Plan). We utilized stock-based compensation in the form of restricted participation units, appreciation units and options to purchase common units. We determined these forms of stock-based compensation were substantive classes of equity for accounting purposes.
Immediately prior to our IPO, the 2009 Plan was amended to provide that no further awards will be issued thereunder, and our board of directors and stockholders adopted and approved our 2014 Equity Incentive Plan (the 2014 Plan and, together with the 2009 Plan, the Plans).
We utilize stock-based compensation in the form of restricted stock awards, restricted stock units and options to purchase Class A common stock.
As of December 31, 2016, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units. There were no other grants of any other award types under the Plans.
In June 2016, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,900,000. As of December 31, 2016, 4,167,855 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-based compensation expense for the year ended December 31, 2016 was $9.4 million, $2.8 million and $2.0 million for options to purchase common stock, restricted stock awards and restricted stock units, respectively. Stock-based compensation expense for the year ended December 31, 2015 was $7.6 million and $3.4 million for options to purchase common stock and restricted stock awards, respectively. Stock-based compensation expense for the year ended December 31, 2014 was $50,000, $7.3 million and $31,000 for restricted participation and appreciation units, options to purchase common stock and restricted stock awards, respectively.

Stock-based compensation expense associated with restricted participation and appreciation units, stock options, restricted stock awards and restricted stock units was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2016	2015	2014
Cost of revenue
Subscription and support	$493	$363	$502
Professional services	411	349	337
Operating expenses
Research and development	2,365	1,924	1,757
Sales and marketing	2,075	1,727	1,241
General and administrative	8,903	6,637	3,548
Total	$14,247	$11,000	$7,385

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
The fair value of our stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected term (in years)	6.0 - 6.1	6.1	5.0 - 10.0
Risk-free interest rate	1.15% - 2.08%	1.35% - 1.93%	1.52% - 2.80%
Expected volatility	43.0% - 45.3%	42.4% - 47.1%	45.8% - 52.5%

Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2015	6,969,133	$11.37	7.7	$43,287
Granted	1,221,519	15.27
Forfeited	(284,243)	14.70
Exercised	(373,954)	4.43
Outstanding at December 31, 2016	7,532,455	$12.22	7.2	$19,988

Exercisable at December 31, 2016	4,369,328	$10.11	6.2	$19,665

Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $8.4 million and $1.7 million, respectively.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $6.79, $6.53 and $7.85, respectively. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was approximately $9.3 million, $8.7 million and $5.1 million, respectively. Total unrecognized compensation expense of $18.1 million related to options will be recognized over a weighted-average period of 2.3 years. Total compensation expense recognized during the years ended December 31, 2016, 2015 and 2014 for outstanding options granted to service providers was $0, $236,000 and $1.8 million, respectively, based on the fair value on the vesting date or the fair value on the reporting date if unvested.
Restricted Stock Awards
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the years ended December 31, 2016 and 2015 was approximately $3.3 million and $750,000, respectively. No restricted stock awards vested during the year ended December 31, 2014.

The following table summarizes the restricted stock award activity under the Plan for the year ended December 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2015	600,025	$13.38	$10,542
Granted	—	—
Forfeited	—	—
Vested	(246,690)	13.35
Outstanding at December 31, 2016	353,335	$13.40	$4,823

Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At December 31, 2016, there was approximately $6.3 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
We have granted restricted stock units to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold.
During 2016, we granted 381,952 shares of restricted stock units. The fair value for restricted stock units is calculated based on the stock price on the date of grant. No restricted stock units vested during the year ended December 31, 2016.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. At December 31, 2016, there was approximately $3.7 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted participation and appreciation units
During the year ended December 31, 2014, 108,975 participation and appreciation units under the 2009 Plan vested prior to our conversion to a corporation.
The total fair value of participation and appreciation units vested during the year ended December 31, 2014 was approximately $77,000. At December 10, 2014, all participation and appreciation units converted into Class A common stock as part of the corporate conversion.

9. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the activity of accumulated other comprehensive income (loss) during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$54	$(196)	$(142)
Other comprehensive income	93	60	153
Reclassification of realized loss	—	136	136
Balance at December 31, 2014	147	—	147
Other comprehensive income (loss)	133	(39)	94
Balance at December 31, 2015	280	(39)	241
Other comprehensive income	18	32	50
Balance at December 31, 2016	$298	$(7)	$291

10. Segments
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have a single operating segment. During the years ended December 31, 2016, 2015 and 2014, 93.8%, 94.3% and 94.7% of our revenue, respectively, and substantially all of our long-lived assets were attributable to operations in the United States.
11. Income Taxes
Loss before income tax provision consisted of the following (in thousands):

	For the year ended December 31,
	2016	2015	2014
United States	$(43,952)	$(42,788)	$(40,363)
Foreign	(1)	(618)	(759)
Total	$(43,953)	$(43,406)	$(41,122)

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2016	2015	2014
Current
State	$12	$69	$32
Foreign	44	—	—
Total Current	$56	$69	$32

Deferred
Federal	$(32)	$(76)	$—
Total Deferred	$(32)	$(76)	$—

Total	$24	$(7)	$32

During the years ended December 31, 2016 and 2015, we recorded a federal income tax benefit of $32,000 and $76,000, respectively. That benefit was primarily related to the allocation of tax expense (benefit) between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod tax allocation rule. Intraperiod tax allocation rules require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings and then record a related tax benefit in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year.
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax benefit at federal statutory rate	$(15,384)	$(15,192)	$(14,393)
State taxes, net of federal benefit	(1,377)	(1,833)	(347)
Non-taxable flow-through earnings	—	—	12,336
Foreign	256	(64)	(130)
Recognition of deferred tax assets	—	—	(29,870)
Valuation allowance	17,013	17,697	32,440
Other	(484)	(615)	(4)
Total income tax provision	$24	$(7)	$32

The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Property and equipment	$12	$1
Accruals and reserves	1,104	1,407
Deferred rent	1,565	654
Compensation and benefits	16,048	12,512
Deferred revenue	3,255	5,372
Net operating loss and credits	45,625	30,475
Other	180	74
Total deferred tax assets	67,789	50,495
Valuation allowance	(67,225)	(50,212)
Total deferred tax assets	564	283
Deferred tax liabilities:
Property and equipment	(403)	(134)
Other deferred tax liabilities	(161)	(149)
Deferred tax liabilities	(564)	(283)
Total	$—	$—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net deferred tax asset at December 31, 2016, because we believe it is more likely than not that these benefits will not be realized.
As of December 31, 2016, we have unrealized tax benefits of $3.6 million arising from tax deductions for share based compensation in excess of the compensation recognized for financial reporting purposes. Realization of this excess tax benefit will occur when current taxes payable are reduced with a corresponding credit to additional paid in capital.
As of December 31, 2016, we have federal and state net operating loss carryforwards of approximately $117.5 million and $87.7 million, respectively, available to reduce any future taxable income. The federal net operating loss carryforwards will expire in varying amounts between years 2034 and 2036. The state net operating loss carryforwards will expire in varying amounts between years 2021 and 2036. Additionally, we have total net operating loss carryforwards from international operations of $209,000 that will expire in varying amounts beginning in 2033. We also have approximately $3.4 million of federal and $902,000 of state tax credit carryforwards as of December 31, 2016. The federal credits will expire in varying amounts between the years 2034 and 2036. The state credits expire beginning in 2021.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

Year ended December 31, 2016
Unrecognized tax benefits-beginning of period	$—
Additions for tax positions related to prior year	168
Reductions for tax positions related to prior year	—
Additions for tax positions related to current year	—
Unrecognized tax benefits-end of period	$168

We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2016, due to the availability of net operating losses.
We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months. Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended December 31, 2016, 2015 and 2014.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2016, tax years for 2013 through 2016 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2016, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2013.
12. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options and stock related to unvested restricted stock awards to the extent dilutive.
The net loss per share is allocated based on the contractual participation rights of the Class A and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis.
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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(31,644)	$(12,333)	$(30,075)	$(13,324)	$(25,259)	$(15,895)

Denominator
Weighted-average common shares outstanding - basic and diluted	29,265,605	11,405,528	27,617,350	12,235,274	19,736,342	12,419,718
Basic and diluted net loss per share	$(1.08)	$(1.08)	$(1.09)	$(1.09)	$(1.28)	$(1.28)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2016	2015	2014
Shares subject to outstanding common stock options	7,532,455	6,969,133	6,089,938
Shares subject to unvested restricted stock awards	353,335	600,025	54,350

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

	Three months ended
	Dec 31, 2016	Sept 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015	Mar 31, 2015
	(in thousands)
Revenue
Subscription and support	$38,329	$36,237	$34,969	$33,585	$32,102	$29,832	$28,085	$26,269
Professional services	8,045	8,473	8,042	10,966	7,780	6,436	5,883	8,885
Total revenue	46,374	44,710	43,011	44,551	39,882	36,268	33,968	35,154
Cost of revenue
Subscription and support	7,244	6,694	7,039	6,918	5,791	5,319	5,564	5,885
Professional services	5,964	6,040	5,538	6,188	5,222	4,457	4,189	3,777
Total cost of revenue	13,208	12,734	12,577	13,106	11,013	9,776	9,753	9,662
Gross profit	33,166	31,976	30,434	31,445	28,869	26,492	24,215	25,492
Operating expenses
Research and development	14,533	14,342	14,047	14,516	13,496	12,766	12,196	12,008
Sales and marketing	18,196	22,354	19,828	20,088	18,632	20,903	16,329	13,705
General and administrative	7,845	8,015	7,882	8,953	8,538	7,153	6,291	6,734
Total operating expenses	40,574	44,711	41,757	43,557	40,666	40,822	34,816	32,447
Loss from operations	(7,408)	(12,735)	(11,323)	(12,112)	(11,797)	(14,330)	(10,601)	(6,955)
Interest expense	(455)	(462)	(468)	(490)	(508)	(494)	(513)	(510)
Other income and (expense), net (1)	348	298	278	576	2,014	163	191	(66)
Loss before provision for income taxes	(7,515)	(12,899)	(11,513)	(12,026)	(10,291)	(14,661)	(10,923)	(7,531)
Provision (benefit) for income taxes	1	(8)	12	19	2	(31)	106	(84)
Net loss	$(7,516)	$(12,891)	$(11,525)	$(12,045)	$(10,293)	$(14,630)	$(11,029)	$(7,447)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.32)	$(0.28)	$(0.30)	$(0.26)	$(0.37)	$(0.28)	$(0.19)
Weighted-average common shares outstanding - basic and diluted	40,872,772	40,762,960	40,593,908	40,451,668	40,204,367	39,980,308	39,627,842	39,593,700

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 17, 2017, the Compensation Committee of our Board of Directors approved the 2017 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2017.  The Plan provides executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation.  The Committee sets the target award for each participating executive as a percentage of base salary.  Following the end of fiscal 2017, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the Company.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the Company.
Matthew M. Rizai, Ph.D. 60, has served as our Chairman and Chief Executive Officer since December 2014 and served as the Chief Executive Officer and a Managing Director of Workiva LLC from 2009 to December 2014. He has over 20 years of experience as a Mechanical Engineer and nearly 15 years of experience leading technology companies. Prior to founding Workiva, Mr. Rizai was the Chairman and Chief Executive Officer of Engineering Animation, Inc. (NASDAQ: EAII) (EAI) from 1990 to 2000, when it was acquired by Unigraphics Solutions (now part of Siemens USA). Prior to EAI, Mr. Rizai was a senior research engineer at General Motors Research Laboratories, an analyst at Arch Development Corporation, and a development engineer at Ford Motor Company. He also co-founded Computer Aided Design Software, Inc. From 2003 to 2013, Mr. Rizai was a board member of Stafford Development Company, a real estate, hospitality, restaurant and health care services company based in Tifton, GA. Mr. Rizai earned a B.S., M.S. and Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago Booth School of Business.
Martin J. Vanderploeg, Ph.D., 60, has served as our President and Chief Operating Officer since December 2014 and served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 to December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI’s Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Jeffrey D. Trom, Ph.D., 56, has served as Executive Vice President and Chief Technology Officer since December 2014 and served as a Managing Director and Chief Technology Officer of Workiva LLC from 2008 to December 2014. He has over 20 years of experience working with information technology and development. Prior to founding Workiva, Mr. Trom was a founder of EAI and served as EAI’s Vice President from 1990 and as Chief Technology Officer in charge of software architecture, development and deployment from 1999 until EAI was acquired by Unigraphics Solutions in 2000. Thereafter, Mr. Trom served as a technical consultant for various technology companies, including Electronic Data Systems from 2000 to 2002. He is president of the board of Middle Creek Montessori, a non-profit school in Bozeman, Montana. Mr. Trom earned a B.S. and M.S. in Mechanical Engineering from University of Iowa and a Ph.D. in Mechanical Engineering from Iowa State University.
Michael S. Sellberg, 50, has served as Executive Vice President and Chief Product Officer since December 2014 and served as Workiva LLC’s Chief Marketing Officer and Managing Director from 2009 to August 2014, and Chief Product Officer and Managing Director from September 2014 to December 2014. He has over 20 years of experience in software development, product marketing and operations management. From 2005 to 2009, Mr. Sellberg was Executive Vice President of Operations and Chief Technology Officer of iMed Studios, a digital agency and web studio owned by the Publicis Healthcare Communications Group. From 1998 to 2000, he was Divisional General Manager at EAI and Executive Director of Operations for

EAI’s online collaboration solution, eVis. After EAI was acquired by Unigraphics Solutions in 2000 and until 2005, Mr. Sellberg led the Teamcenter product management team for Unigraphics. Mr. Sellberg earned a B.S. in Mechanical Engineering from University of Missouri-Rolla and an M.S. in Engineering Mechanics from Iowa State University.
Joseph H. Howell, 64, has served as our Executive Vice President for Strategic Initiatives since December 2014 and served as a Managing Director of Workiva LLC from 2008 to December 2014. He has over 25 years of experience in senior financial management and SEC reporting experience, including with early stage companies. Prior to founding Workiva in 2008, Mr. Howell was the Managing Director of Financial Intelligence, LLC from 2007 until 2008. From 2002 to 2004, Mr. Howell served as Chief Financial Officer of Eid Passport, and, from 2000 to 2002, he was the Chief Financial Officer of Webridge, Inc., which was acquired by Click Commerce. He was also the Chief Financial Officer from 1998 to 2000 of EMusic.com (NASDAQ: EMUS), which was acquired by Universal Music Group. In addition, Mr. Howell served as the Chief Financial Officer of Merix Corporation (NASDAQ: MERX) from 1995 to 1998, Acting Chief Financial Officer for Borland Software (NASDAQ: BORL) from 1994 to 1995, and the Chief Accounting Officer for Borland Software from 1988 to 1995. Mr. Howell is a certified public accountant (inactive), and he earned a B.A. from the University of Michigan and an M.S. in Accounting from Eastern Michigan University.
J. Stuart Miller, 56, has served as our Executive Vice President, Treasurer and Chief Financial Officer since December 2014 and served as Chief Financial Officer of Workiva LLC from April 2014 to December 2014. He has over 25 years of experience advising on mergers and acquisitions and capital raising for various companies. Prior to joining Workiva in April 2014, Mr. Miller was a Managing Director of Colonnade Advisors, a mergers and acquisitions advisory firm that he founded in 1999. Previously, he was a Managing Director in the Investment Banking Department of J.P. Morgan. Mr. Miller joined J.P. Morgan from Credit Suisse First Boston, where he had worked in the Investment Banking Department. He earned a B.A. from Washington & Lee University and an M.B.A. from Harvard Business School.
Troy M. Calkins, 50, Mr. Calkins has served as our Executive Vice President, Secretary and General Counsel since December 2014 and served as General Counsel of Workiva LLC from February 2014 to December 2014. Prior to Workiva, he was a partner at Drinker Biddle & Reath LLP, where he spent 19 years in the firm’s Corporate and Securities Practice Group. His practice focused on counseling both private and public companies on legal strategy, corporate compliance and governance, and private and public securities offerings. He earned a B.A. from Michigan State University and a J.D. from the University of Michigan Law School.
c)    Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Section16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2017.

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

Signature	Title	Date

/s/ Matthew M. Rizai, Ph.D.	Chairman of the board and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
Matthew M. Rizai, Ph.D.

/s/ J. Stuart Miller	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 23, 2017
J. Stuart Miller

/s/ Jill Klindt	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2017
Jill Klindt

/s/ Eugene S. Katz	Director	February 23, 2017
Eugene S. Katz

/s/ Michael M. Crow, Ph.D.	Director	February 23, 2017
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 23, 2017
Robert H. Herz

/s/ David S. Mulcahy	Director	February 23, 2017
David S. Mulcahy

/s/ Suku Radia	Director	February 23, 2017
Suku Radia

/s/ Martin J. Vanderploeg, Ph.D.	Director	February 23, 2017
Martin J. Vanderploeg, Ph.D.

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

3.2	Bylaws of Workiva Inc., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

4.1	Form of the Company’s Class A common stock certificate, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

10.1*	Amended and Restated Workiva Inc. 2009 Unit Incentive Plan.

10.2*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

10.3*	Form of Nonqualified Stock Option Grant for Executive Officers under 2014 Equity Incentive Plan.

10.4*	Form of Restricted Stock Grant for Executive Officers under 2014 Equity Incentive Plan.

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

10.9
Loan and Security Agreement, dated August 22, 2014, as amended effective as of September 30, 2014 and November 25, 2014, by and among the Company, Workiva International LLC and Silicon Valley Bank, incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on December 1, 2014.

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

10.13*
Workiva Inc. Nonqualified Deferred Compensation Plan effective as of January 14, 2016, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2016.

10.14*	Form of Workiva Inc. Restricted Stock Unit Agreement for service-vesting restricted stock units under the Workiva Inc. 2014 Equity Incentive Plan.

10.15
Consent and Fourth Amendment to Loan and Security Agreement, dated April 5, 2016, by and between Silicon Valley Bank, Workiva Inc. and Workiva International LLC incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016.

10.16*
Form of Workiva Inc. Restricted Stock Unit Agreement for service-vesting restricted stock units issuable to non-employee directors under the Workiva Inc. 2014 Equity Incentive Plan incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on May 4, 2016.

10.17*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2016.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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