Form 10-Q
period 2017-03-31
WORKIVA INC
filed 2017-05-04
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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
___________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2017, there were approximately 30,533,136 shares of the registrant's Class A common stock and 10,843,888 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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

ii

Part I. Financial Information
Item 1.     Financial Statements
WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	As of March 31, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$52,204	$51,281
Marketable securities	12,498	11,435
Accounts receivable, net of allowance for doubtful accounts of $1,186 and $900 at March 31, 2017 and December 31, 2016, respectively	19,580	22,535
Deferred commissions	1,867	1,864
Other receivables	705	1,545
Prepaid expenses	8,580	9,382
Total current assets	95,434	98,042

Property and equipment, net	41,949	42,590
Intangible assets, net	1,021	1,012
Other assets	1,418	1,499
Total assets	$139,822	$143,143

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,867	$849
Accrued expenses and other current liabilities	14,898	20,695
Deferred revenue	79,087	76,016
Deferred government grant obligation	832	1,022
Current portion of capital lease and financing obligations	1,258	1,285
Current portion of long-term debt	20	20
Total current liabilities	97,962	99,887

Deferred revenue	22,573	21,485
Deferred government grant obligation	653	1,000
Other long-term liabilities	4,092	4,100
Capital lease and financing obligations	19,473	19,743
Long-term debt	53	53
Total liabilities	144,806	146,268

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 30,449,500 and 30,369,199 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	30	30
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 10,867,888 and 10,891,888 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11	11
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	221,463	217,454
Accumulated deficit	(226,747)	(220,911)
Accumulated other comprehensive income	259	291
Total stockholders’ deficit	(4,984)	(3,125)
Total liabilities and stockholders’ deficit	$139,822	$143,143
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)

	Three months ended March 31,
	2017	2016
Revenue
Subscription and support	$39,540	$33,585
Professional services	12,364	10,966
Total revenue	51,904	44,551
Cost of revenue
Subscription and support	7,637	6,918
Professional services	6,581	6,188
Total cost of revenue	14,218	13,106
Gross profit	37,686	31,445
Operating expenses
Research and development	15,536	14,516
Sales and marketing	18,713	20,088
General and administrative	9,421	8,953
Total operating expenses	43,670	43,557
Loss from operations	(5,984)	(12,112)
Interest expense	(455)	(490)
Other income, net	612	576
Loss before provision for income taxes	(5,827)	(12,026)
Provision for income taxes	9	19
Net loss	$(5,836)	$(12,045)
Net loss per common share:
Basic and diluted	$(0.14)	$(0.30)
Weighted-average common shares outstanding - basic and diluted	41,108,611	40,451,668
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(5,836)	$(12,045)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of income tax benefit (expense) of $2 and $0 for the three months ended March 31, 2017 and 2016, respectively	(34)	(101)
Unrealized gain on available-for-sale securities, net of income tax (expense) benefit of ($2) and $0 for the three months ended March 31, 2017 and 2016, respectively	2	75
Other comprehensive loss, net of tax	(32)	(26)
Comprehensive loss	$(5,868)	$(12,071)
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(5,836)	$(12,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	891	997
Stock-based compensation expense	4,139	3,390
Provision for doubtful accounts	286	122
Realized gain on sale of available-for-sale securities, net	—	(2)
Amortization of premiums and discounts on marketable securities, net	31	39
Recognition of deferred government grant obligation	(538)	(433)
Changes in assets and liabilities:
Accounts receivable	2,686	(881)
Deferred commissions	(2)	(12)
Other receivables	840	(224)
Prepaid expenses and other	804	(186)
Other assets	(23)	(63)
Accounts payable	1,017	(696)
Deferred revenue	4,096	(3,215)
Accrued expenses and other liabilities	(5,811)	(5,869)
Net cash provided by (used in) operating activities	2,580	(19,078)

Cash flows from investing activities
Purchase of property and equipment	(121)	(412)
Purchase of marketable securities	(4,091)	—
Maturities of marketable securities	3,001	—
Sale of marketable securities	—	4,793
Purchase of intangible assets	(31)	(55)
Net cash (used in) provided by investing activities	(1,242)	4,326

Cash flows from financing activities
Proceeds from option exercises	806	284
Taxes paid related to net share settlements of stock-based compensation awards	(936)	(761)
Principal payments on capital lease and financing obligations	(297)	(432)
Proceeds from government grants	—	183
Net cash used in financing activities	(427)	(726)
Effect of foreign exchange rates on cash	12	(46)

Net increase (decrease) in cash and cash equivalents	923	(15,524)
Cash and cash equivalents at beginning of period	51,281	58,750
Cash and cash equivalents at end of period	$52,204	$43,226

Supplemental cash flow disclosure
Cash paid for interest	$298	$322
Cash paid for income taxes, net of refunds	$14	$8

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$186
Purchases of property and equipment, accrued but not paid	$—	$65
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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 23, 2017. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.
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

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as required by current guidance, or to recognize forfeitures as they occur. The guidance became effective for interim and annual periods beginning after December 15, 2016. Effective January 1, 2017, we adopted this standard. We elected to recognize forfeitures on share-based payment awards as they occur. The adoption, along with the remaining provisions of ASU 2016-09, did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. Effective January 1, 2017, we adopted this standard. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Upon adoption of ASU 2014-09, we expect we will be required to view certain of our professional services as being provided over time rather than as of a specific point in time. We expect this may result in some acceleration of revenue recognition. In addition, ASU 2014-09 requires that all incremental costs of obtaining a contract with a customer are recognized as an asset. We expect this will result in an increase in the costs we capitalize. In addition, the guidance requires that these costs are deferred over a term that is consistent with the transfer to the customer of the services to which the asset relates. We expect this will result in these costs being deferred over a longer period than under current guidance. We are still evaluating the ASU for other potential impacts to our consolidated financial statements. We plan to adopt the guidance as of January 1, 2018 and expect to utilize the modified retrospective transition method. We have a project plan in place for the transition to revenue recognition in accordance with ASC 606 including necessary changes to accounting processes, procedures and internal controls.

2. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2017	December 31, 2016
Accrued vacation	$5,289	$4,368
Accrued commissions	2,146	2,382
Accrued bonuses	2,909	8,927
Estimated health insurance claims	1,180	1,210
Accrued other liabilities	3,374	3,808
	$14,898	$20,695

Other Income, net
Other income, net for the three months ended March 31, 2017 and 2016 consisted of (in thousands):

	Three months ended March 31,
	2017	2016
Interest income	$91	$83
Income from training reimbursement program	538	433
Other	(17)	60
	$612	$576

3. Marketable Securities
At March 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,502	$—	$(6)	$3,496
U.S. corporate debt securities	9,003	3	(4)	9,002
Money market funds	45,230	—	—	45,230
	$57,735	$3	$(10)	$57,728
Included in cash and cash equivalents	$45,230	$—	$—	$45,230
Included in marketable securities	$12,505	$3	$(10)	$12,498

At December 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,503	$—	$(5)	$3,498
U.S. corporate debt securities	7,943	1	(7)	7,937
Money market funds	43,496	—	—	43,496
	$54,942	$1	$(12)	$54,931
Included in cash and cash equivalents	$43,496	$—	$—	$43,496
Included in marketable securities	$11,446	$1	$(12)	$11,435

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$3,496	$(6)	$—	$—
U.S. corporate debt securities	5,036	(4)	—	—
Total	$8,532	$(10)	$—	$—

We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of March 31, 2017 to hold these investments until the cost basis is recovered.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2017, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2017			Fair Value Measurements as of December 31, 2016
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$45,230	$45,230	$—	$43,496	$43,496	$—
U.S. treasury debt securities	3,496	—	3,496	3,498	—	3,498
U.S. corporate debt securities	9,002	—	9,002	7,937	—	7,937
	$57,728	$45,230	$12,498	$54,931	$43,496	$11,435

Included in cash and cash equivalents	$45,230			$43,496
Included in marketable securities	$12,498			$11,435

Other Fair Value Measurements
At March 31, 2017, the fair value of our debt obligations approximated the carrying amount of $73,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.

5. Commitments and Contingencies
Lease Commitments
There have been no material changes in our future estimated minimum lease payments under non-cancelable operating, capital and financing leases, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of March 31, 2017, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units.
As of March 31, 2017, 2,984,965 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-based compensation expense for the three months ended March 31, 2017 was $2.6 million, $0.6 million, and $0.9 million for options to purchase Class A common stock, restricted stock awards and restricted stock units, respectively. Stock-based compensation expense for the three months ended March 31, 2016 was $2.2 million, $0.8 million and $0.3 million for options to purchase Class A common stock, restricted stock awards and restricted stock units, respectively.
Stock-based compensation expense associated with stock options, restricted stock awards, and restricted stock units was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2017	2016
Cost of revenue
Subscription and support	$140	$118
Professional services	100	122
Operating expenses
Research and development	493	584
Sales and marketing	659	455
General and administrative	2,747	2,111
Total	$4,139	$3,390

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

Three months ended March 31,
	2017	2016
Expected term (in years)	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	2.09% - 2.14%	1.48% - 1.90%
Expected volatility	39.9% - 43.8%	45.0% - 45.3%

Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	7,532,455	$12.22	7.2	$19,988
Granted	1,026,053	13.00
Forfeited	(176,141)	14.49
Exercised	(129,172)	6.24
Outstanding at March 31, 2017	8,253,195	$12.37	7.3	$28,611

Exercisable at March 31, 2017	4,685,354	$10.69	6.2	$23,743

Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $1.0 million and $0.6 million, respectively.
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2017 and 2016 was $5.78 and $6.75, respectively. The total fair value of options vested during the three months ended March 31, 2017 and 2016 was approximately $3.2 million and $1.6 million, respectively. Total unrecognized compensation expense of $21.3 million related to options will be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during each of the three months ended March 31, 2017 and 2016 was approximately $2.4 million.
The following table summarizes the restricted stock award activity under the Plan for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2016	353,335	$13.40
Granted	—	—
Forfeited	—	—
Vested	(176,670)	13.40
Unvested at March 31, 2017	176,665	$13.40

Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At March 31, 2017, there was approximately $2.0 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
We have granted restricted stock units to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the three months ended March 31, 2017 was approximately $1.6 million. No restricted stock units vested during the three months ended March 31, 2016.

The following table summarizes the restricted stock unit activity under the Plan for the three months ended March 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2016	381,952	$15.11
Granted	364,327	13.30
Forfeited	—	—
Vested(1)	(103,871)	15.55
Unvested at March 31, 2017	642,408	$14.01
(1) As of March 31, 2017, recipients had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At March 31, 2017, there was approximately $7.6 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2017		March 31, 2016
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(4,293)	$(1,543)	$(8,496)	$(3,549)

Denominator
Weighted-average common shares outstanding - basic and diluted	30,239,390	10,869,221	28,534,236	11,917,432
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.30)	$(0.30)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2017	March 31, 2016
Shares subject to outstanding common stock options	8,253,195	7,500,616
Shares subject to unvested restricted stock awards	176,665	423,360

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2017. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva provides enterprises with cloud solutions for improving productivity, accountability and insight into business data. Workiva created Wdesk, a collaborative work management platform for organizations to collect, link, report and analyze their business data. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence to make decisions with real-time data. As of March 31, 2017, we provided our solutions to more than 2,800 enterprise customers, including over 70% of FORTUNE 500® companies(1).
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.1% (excluding add-on seats) for the twelve months ended March 31, 2017.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,180 at March 31, 2017 from 1,160 at March 31, 2016, an increase of 1.7%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $51.9 million during the three months ended March 31, 2017 from $44.6 million during the three months ended March 31,

2016. We incurred net losses of $5.8 million during the three months ended March 31, 2017 compared to $12.0 million during the three months ended March 31, 2016.
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
Investment in growth. We plan to continue to increase our headcount and develop software to both enhance our current offerings and build new features. As a result, we expect our total operating expenses to increase. In addition, we expect to continue to invest in our sales, marketing and customer success organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments.
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

Key Performance Indicators

	Three months ended March 31,
	2017	2016

	(dollars in thousands)
Financial metrics
Total revenue	$51,904	$44,551
Percentage increase in total revenue	16.5%	26.7%
Subscription and support revenue	$39,540	$33,585
Percentage increase in subscription and support revenue	17.7%	27.9%
Subscription and support as a percent of total revenue	76.2%	75.4%

	As of March 31,
	2017	2016
Operating metrics
Number of customers	2,825	2,557
Subscription and support revenue retention rate	95.1%	96.1%
Subscription and support revenue retention rate including add-ons	106.6%	112.1%
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
Our subscription and support revenue retention rate was 95.1% at the March 2017 measurement date, down from 96.1% as of March 2016. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
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
Our subscription and support revenue retention rate including add-ons was 106.6% at the March 2017 measurement date, down from 112.1% as of March 2016. As we pursue larger opportunities, we are seeing lengthening and more complex sales cycles.

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2017 and 2016, no single customer represented more than 1% of our revenue, and our largest ten customers accounted for less than 6% of our revenue in the aggregate.
We generate sales directly through our sales force or through our partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2017	2016

	(in thousands)
Revenue
Subscription and support	$39,540	$33,585
Professional services	12,364	10,966
Total revenue	51,904	44,551
Cost of revenue
Subscription and support(1)	7,637	6,918
Professional services(1)	6,581	6,188
Total cost of revenue	14,218	13,106
Gross profit	37,686	31,445
Operating expenses
Research and development(1)	15,536	14,516
Sales and marketing(1)	18,713	20,088
General and administrative(1)	9,421	8,953
Total operating expenses	43,670	43,557
Loss from operations	(5,984)	(12,112)
Interest expense	(455)	(490)
Other income, net	612	576
Loss before provision for income taxes	(5,827)	(12,026)
Provision for income taxes	9	19
Net loss	$(5,836)	$(12,045)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2017	2016

	(in thousands)
Cost of revenue
Subscription and support	$140	$118
Professional services	100	122
Operating expenses
Research and development	493	584
Sales and marketing	659	455
General and administrative	2,747	2,111
Total stock-based compensation expense	$4,139	$3,390

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2017	2016
Revenue
Subscription and support	76.2%	75.4%
Professional services	23.8	24.6
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	14.7	15.5
Professional services	12.7	13.9
Total cost of revenue	27.4	29.4
Gross profit	72.6	70.6
Operating expenses
Research and development	29.9	32.6
Sales and marketing	36.1	45.1
General and administrative	18.2	20.1
Total operating expenses	84.2	97.8
Loss from operations	(11.6)	(27.2)
Interest expense	(0.9)	(1.1)
Other income, net	1.2	1.3
Loss before provision for income taxes	(11.3)	(27.0)
Benefit for income taxes	—	—
Net loss	(11.3)%	(27.0)%
Comparison of Three Months Ended March 31, 2017 and 2016
Revenue

	Three months ended March 31,
	2017	2016	% Change

	(dollars in thousands)
Revenue
Subscription and support	$39,540	$33,585	17.7%
Professional services	12,364	10,966	12.7%
Total revenue	$51,904	$44,551	16.5%
Total revenue increased $7.4 million for the three months ended March 31, 2017 compared to the same quarter a year ago due primarily to a $6.0 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 55.2% represented revenue from new customers acquired after March 31, 2016 and 44.8% represented revenue from existing customers at or prior to March 31, 2016. The total number of our customers expanded 10.5% from March 31, 2016 to March 31, 2017.

Cost of Revenue

	Three months ended March 31,
	2017	2016	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$7,637	$6,918	10.4%
Professional services	6,581	6,188	6.4%
Total cost of revenue	$14,218	$13,106	8.5%
Cost of revenue increased $1.1 million during the three months ended March 31, 2017 versus the same quarter a year ago, attributable primarily to an aggregate increase in employee compensation, benefits, and travel costs of $0.9 million. Headcount growth was the primary driver of the personnel-related costs. Expenses related to subscription and support rose 10.4% in the three months ended March 31, 2017 compared to the same period a year ago, due primarily to an increase in headcount and employee compensation. Professional services expense expanded 6.4% in the three months ended March 31, 2017 versus the same period a year ago due primarily to an increase in employee compensation to handle the growing demand for our services.
Operating Expenses

	Three months ended March 31,
	2017	2016	% Change

	(dollars in thousands)
Operating expenses
Research and development	$15,536	$14,516	7.0%
Sales and marketing	18,713	20,088	(6.8)%
General and administrative	9,421	8,953	5.2%
Total operating expenses	$43,670	$43,557	0.3%
Research and Development
Research and development expenses increased $1.0 million in the three months ended March 31, 2017 compared to the same quarter a year ago due primarily to $0.6 million in higher employee cash-based compensation and benefits.
Sales and Marketing
Sales and marketing expenses decreased $1.4 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to a $1.0 million reduction in employee cash-based compensation, benefits and travel costs largely due to the simplification of the sales organization.
General and Administrative
General and administrative expenses increased $0.5 million during the three months ended March 31, 2017 compared to the same quarter a year ago, due principally to higher employee cash-based compensation and benefits of $0.6 million and additional employee stock-based compensation of $0.6 million partially offset by a reduction in employee travel expenses of $0.4 million.

Non-Operating Income (Expenses)

	Three months ended March 31,
	2017	2016

	(dollars in thousands)
Interest expense	$(455)	$(490)
Other income, net	612	576
Interest Expense and Other Income, Net
Both interest expense and other income, net remained relatively flat during the three months ended March 31, 2017 compared to the same period a year ago.
Liquidity and Capital Resources

	Three months ended March 31,
	2017	2016

	(in thousands)
Cash flow provided by (used in) operating activities	$2,580	$(19,078)
Cash flow (used in) provided by investing activities	(1,242)	4,326
Cash flow used in financing activities	(427)	(726)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$923	$(15,524)
As of March 31, 2017, our cash, cash equivalents and marketable securities totaled $64.7 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash to be received from existing and new customers, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. We amended the credit facility in April 2016 to extend the maturity date to August 2018. No amount was outstanding under the credit facility as of March 31, 2017.

Operating Activities
For the three months ended March 31, 2017, cash provided by operating activities was $2.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $5.8 million, adjusted for $0.9 million for depreciation and amortization of our property and equipment and intangible assets, $4.1 million of stock-based compensation, and a $4.1 million increase in deferred revenue. Short-term deferred revenue from subscription and support contracts increased $4.5 million from December 31, 2016 to March 31, 2017. Long-term deferred revenue from subscription and support contracts increased by $1.0 million from December 31, 2016 to March 31, 2017. In addition, short-term deferred revenue from professional services decreased by $1.4 million from December 31, 2016 to March 31, 2017. New and existing customer sales along with contract renewals for longer terms accounted for most of the increase in deferred revenue. In addition, a $5.8 million decrease in accrued expenses and other liabilities was partially offset by a $2.7 million decrease in accounts receivable and a $1.0 million increase in accounts payable. The decrease in accounts receivable and increase in accounts payable were primarily attributable to the timing of our billings, cash collections, and cash payments while the decrease in accrued expenses and other liabilities was attributable primarily to the timing of our payment of annual bonuses.
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
Investing Activities
Cash used in investing activities of $1.2 million for the three months ended March 31, 2017 was due primarily to $4.1 million for the purchase of marketable securities partially offset by proceeds of $3.0 million from maturities of marketable securities.
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
Financing Activities
Cash used in financing activities of $0.4 million for the three months ended March 31, 2017 was due primarily to $0.9 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.3 million in payments on capital lease and financing obligations, partially offset by $0.8 million in proceeds from option exercises.
Cash used in financing activities of $0.7 million for the three months ended March 31, 2016 was due primarily to $0.8 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.4 million in repayments on long-term debt and payments on capital lease and financing obligations, partially offset by $0.3 million in proceeds from option exercises.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.
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
During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2017 to the risk factors that were included in the Form 10-K.

Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended March 31, 2017 related to shares withheld upon vesting of restricted stock awards for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 2017	—	—	—	—
February 2017	72,871	$12.85	—	—
March 2017	—	—	—	—
Total	72,871	$12.85	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6.    Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May, 2017.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President, Treasurer and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

E-1