Form 10-Q
period 2017-06-30
WORKIVA INC
filed 2017-08-03
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number 001-36773
___________________________________

WORKIVA INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	47-2509828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

As of August 1, 2017, there were approximately 31,106,464 shares of the registrant's Class A common stock and 10,719,888 shares of the registrant's Class B common stock outstanding.

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

ii

Part I. Financial Information

Item 1. Financial Statements

WORKIVA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of June 30, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,986	$51,281
Marketable securities	12,877	11,435
Accounts receivable, net of allowance for doubtful accounts of $1,335 and $900 at June 30, 2017 and December 31, 2016, respectively	22,733	22,535
Deferred commissions	2,021	1,864
Other receivables	1,573	1,545
Prepaid expenses	11,416	9,382
Total current assets	110,606	98,042

Property and equipment, net	41,138	42,590
Intangible assets, net	1,056	1,012
Other assets	1,393	1,499
Total assets	$154,193	$143,143

WORKIVA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of June 30, 2017	As of December 31, 2016
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,191	$849
Accrued expenses and other current liabilities	17,286	20,695
Deferred revenue	91,914	76,016
Deferred government grant obligation	904	1,022
Current portion of capital lease and financing obligations	1,242	1,285
Current portion of long-term debt	21	20
Total current liabilities	112,558	99,887

Deferred revenue	24,342	21,485
Deferred government grant obligation	405	1,000
Other long-term liabilities	3,985	4,100
Capital lease and financing obligations	18,999	19,743
Long-term debt	32	53
Total liabilities	160,321	146,268

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 30,939,112 and 30,369,199 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	31	30
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 10,843,888 and 10,891,888 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	11	11
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	230,568	217,454
Accumulated deficit	(236,943)	(220,911)
Accumulated other comprehensive income	205	291
Total stockholders’ deficit	(6,128)	(3,125)
Total liabilities and stockholders’ deficit	$154,193	$143,143

See accompanying notes.

WORKIVA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Subscription and support	$40,980	$34,969	$80,520	$68,554
Professional services	8,411	8,042	20,775	19,008
Total revenue	49,391	43,011	101,295	87,562
Cost of revenue
Subscription and support	7,758	7,039	15,395	13,957
Professional services	6,528	5,538	13,109	11,726
Total cost of revenue	14,286	12,577	28,504	25,683
Gross profit	35,105	30,434	72,791	61,879
Operating expenses
Research and development	16,239	14,047	31,775	28,563
Sales and marketing	19,787	19,828	38,500	39,916
General and administrative	8,943	7,882	18,364	16,835
Total operating expenses	44,969	41,757	88,639	85,314
Loss from operations	(9,864)	(11,323)	(15,848)	(23,435)
Interest expense	(475)	(468)	(930)	(958)
Other income, net	176	278	788	854
Loss before provision for income taxes	(10,163)	(11,513)	(15,990)	(23,539)
Provision for income taxes	33	12	42	31
Net loss	$(10,196)	$(11,525)	$(16,032)	$(23,570)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.28)	$(0.39)	$(0.58)
Weighted-average common shares outstanding - basic and diluted	41,429,691	40,593,908	41,270,038	40,522,790

See accompanying notes.

WORKIVA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(10,196)	$(11,525)	$(16,032)	$(23,570)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax benefit of $0 and $21 for the three months ended June 30, 2017 and 2016, respectively, and net of income tax benefit of $2 and $21 for the six months ended June 30, 2017 and 2016, respectively	(52)	68	(86)	(33)
Unrealized gain on available-for-sale securities, net of income tax (expense) of $0 and ($33) for the three months ended June 30, 2017 and 2016, respectively, and net of income tax (expense) of ($2) and ($33) for the six months ended June 30, 2017 and 2016, respectively	(2)	(21)	—	54
Other comprehensive (loss) income, net of tax	(54)	47	(86)	21
Comprehensive loss	$(10,250)	$(11,478)	$(16,118)	$(23,549)

See accompanying notes.

WORKIVA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cash flows from operating activities
Net loss	$(10,196)	$(11,525)	$(16,032)	$(23,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	867	975	1,758	1,972
Stock-based compensation expense	4,397	3,502	8,536	6,892
Provision for doubtful accounts	146	48	432	170
Realized gain on sale of available-for-sale securities, net	—	(4)	—	(6)
Amortization of premiums and discounts on marketable securities, net	28	36	59	75
Recognition of deferred government grant obligation	(198)	(230)	(736)	(663)
Deferred income tax	—	(12)	—	(12)
Changes in assets and liabilities:
Accounts receivable	(3,228)	(1,844)	(542)	(2,725)
Deferred commissions	(149)	(117)	(151)	(129)
Other receivables	(865)	142	(25)	(82)
Prepaid expenses and other	(2,830)	(1,327)	(2,026)	(1,513)
Other assets	36	(323)	13	(386)
Accounts payable	(678)	797	339	101
Deferred revenue	14,398	5,399	18,494	2,184
Accrued expenses and other liabilities	2,254	447	(3,557)	(5,422)
Net cash provided by (used in) operating activities	3,982	(4,036)	6,562	(23,114)

Cash flows from investing activities
Purchase of property and equipment	(26)	(597)	(147)	(1,009)
Purchase of marketable securities	(2,259)	(802)	(6,350)	(802)
Maturities of marketable securities	1,850	—	4,851	—
Sale of marketable securities	—	2,404	—	7,197
Purchase of intangible assets	(58)	(59)	(89)	(114)
Net cash (used in) provided by investing activities	(493)	946	(1,735)	5,272

WORKIVA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cash flows from financing activities
Proceeds from option exercises	4,709	236	5,515	520
Taxes paid related to net share settlements of stock-based compensation awards	—	—	(936)	(761)
Repayment of other long-term debt	(20)	(18)	(20)	(18)
Principal payments on capital lease and financing obligations	(490)	(476)	(787)	(908)
Proceeds from government grants	22	—	22	183
Payments of issuance costs on line of credit	(10)	(33)	(10)	(33)
Net cash provided by (used in) financing activities	4,211	(291)	3,784	(1,017)
Effect of foreign exchange rates on cash	82	40	94	(6)

Net increase (decrease) in cash and cash equivalents	7,782	(3,341)	8,705	(18,865)
Cash and cash equivalents at beginning of period	52,204	43,226	51,281	58,750
Cash and cash equivalents at end of period	$59,986	$39,885	$59,986	$39,885

Supplemental cash flow disclosure
Cash paid for interest	$448	$470	$747	$792
Cash paid for income taxes, net of refunds	$27	$40	$40	$48

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$215	$—	$401
Purchases of property and equipment, accrued but not paid	$—	$82	$—	$82

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Organization

        Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries created Wdesk, a collaborative work management platform for organizations to collect, link, report and analyze their business data. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. We offer Wdesk solutions for a wide range of use cases in the following markets: finance and accounting, audit and internal controls, risk and compliance, and operations. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, and Canada.

Basis of Presentation and Principles of Consolidation

        The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017. Seasonality has affected our revenue, expenses and cash flow in the first and third quarters. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Sales and marketing expense has been higher in the third quarter due to our annual user conference in September. Payment of cash bonuses in the first quarter affects operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 23, 2017.

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

Recently Adopted Accounting Pronouncements

        In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this ASU, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as required by current guidance, or to recognize forfeitures as they occur in addition to other changes. The guidance became effective for interim and annual periods beginning after December 15, 2016. Effective January 1, 2017, we adopted this standard. We elected to recognize forfeitures on share-based payment awards as they occur. The adoption, along with the remaining provisions of ASU 2016-09, did not have a material impact on our consolidated financial statements.

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

        We believe the adoption of ASU 2014-09 will require us to recognize revenue from certain of our professional services over time rather than upon completion of the services. We expect this change may result in some acceleration of revenue recognition.

        In addition, under current guidance, the amount that is allocated to, and recognized as revenue related to, a delivered service is limited to the amount that is not contingent on completion of the remaining performance obligations. We expect the removal of this limitation on contingent revenue under ASU 2014-09 to result in revenue being recognized earlier for certain contracts.

        In addition, ASU 2014-09 requires that all incremental costs of obtaining a contract with a customer be recognized as an asset. We expect this requirement will result in an increase in the costs that we capitalize. The guidance also requires that these costs be deferred over a term that is consistent with the transfer of services related to the asset. Based on our preliminary analysis, we believe this term will be approximately three years compared to one year or less under current guidance.

        Under ASU 2014-09, in addition to recording deferred revenue when the related cash payments are received, we will record deferred revenues when payments are due in advance of our performance, including amounts that are refundable. We expect this change will result in an offsetting increase in accounts receivable and deferred revenue.

        We are still evaluating the ASU for other potential impacts to our consolidated financial statements. We plan to adopt the guidance as of January 1, 2018 and expect to utilize the modified retrospective transition method. We have a project plan in place guiding our transition which includes the necessary changes to accounting processes, procedures, systems and internal controls.

        In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The implementation of this standard is not expected to have a significant impact on our consolidated financial statements.

2. Supplemental Consolidated Balance Sheet and Statement of Operations Information

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2017	December 31, 2016
Accrued vacation	$5,686	$4,368
Accrued commissions	2,131	2,382
Accrued bonuses	5,107	8,927
Estimated health insurance claims	1,100	1,210
Accrued other liabilities	3,262	3,808
	$17,286	$20,695

Other Income, net

        Other income, net for the three and six months ended June 30, 2017 and 2016 consisted of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income	$129	$62	$220	$145
Income from training reimbursement program	198	230	736	663
Other	(151)	(14)	(168)	46
	$176	$278	$788	$854

3. Marketable Securities

        At June 30, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$2,701	$—	$(6)	$2,695
U.S. corporate debt securities	10,185	2	(5)	10,182
Money market funds	53,903	—	—	53,903
	$66,789	$2	$(11)	$66,780
Included in cash and cash equivalents	$53,903	$—	$—	$53,903
Included in marketable securities	$12,886	$2	$(11)	$12,877

        At December 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,503	$—	$(5)	$3,498
U.S. corporate debt securities	7,943	1	(7)	7,937
Money market funds	43,496	—	—	43,496
	$54,942	$1	$(12)	$54,931
Included in cash and cash equivalents	$43,496	$—	$—	$43,496
Included in marketable securities	$11,446	$1	$(12)	$11,435

        The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2017
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$2,695	$(6)	$—	$—
U.S. corporate debt securities	6,023	(5)	—	—
Total	$8,718	$(11)	$—	$—

        We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of June 30, 2017 to hold these investments until the cost basis is recovered.

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

        When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2017, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.

        Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2017			Fair Value Measurements as of December 31, 2016
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$53,903	$53,903	$—	$43,496	$43,496	$—
U.S. treasury debt securities	2,695	—	2,695	3,498	—	3,498
U.S. corporate debt securities	10,182	—	10,182	7,937	—	7,937
	$66,780	$53,903	$12,877	$54,931	$43,496	$11,435

Included in cash and cash equivalents	$53,903			$43,496
Included in marketable securities	$12,877			$11,435

Other Fair Value Measurements

        At June 30, 2017, the fair value of our debt obligations approximated the carrying amount of $53,000. The estimated fair value was based in part on our consideration of incremental borrowing rates for similar types of borrowing arrangements. We have classified the fair value of our debt obligations as Level 3 due to the lack of relevant observable market data over fair value inputs.

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

As of June 30, 2017, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units.

As of June 30, 2017, 2,600,554 shares of Class A common stock were available for grant under the 2014 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense for the six months ended June 30, 2017 was $5.3 million, $1.2 million, and $2.0 million for options to purchase Class A common stock, restricted stock awards and restricted stock units, respectively. Stock-based compensation expense for the six months ended June 30, 2016 was $4.5 million, $1.6 million and $0.8 million for options to purchase Class A common stock, restricted stock awards and restricted stock units, respectively.

        Stock-based compensation expense associated with stock options, restricted stock awards, and restricted stock units was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of revenue
Subscription and support	$178	$125	$318	$243
Professional services	100	93	200	215
Operating expenses
Research and development	472	609	965	1,193
Sales and marketing	694	449	1,353	904
General and administrative	2,953	2,226	5,700	4,337
Total	$4,397	$3,502	$8,536	$6,892

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expected term (in years)	6.1	6.1	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	1.90% - 2.03%	1.41% - 1.54%	1.90% - 2.14%	1.41% - 1.90%
Expected volatility	39.3% - 39.6%	44.7% - 45.1%	39.3% - 43.8%	44.7% - 45.3%

Stock Options

        The following table summarizes the option activity under the Plans for the six months ended June 30, 2017:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	7,532,455	$12.22	7.2	$19,988
Granted	1,415,953	13.94
Forfeited	(242,609)	14.47
Exercised	(566,648)	9.73
Outstanding at June 30, 2017	8,139,151	$12.64	7.2	$52,205

Exercisable at June 30, 2017	4,520,224	$10.94	6.0	$36,672

        Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $4.2 million and $1.5 million, respectively.

        The weighted-average grant-date fair value of options granted during the six months ended June 30, 2017 and 2016 was $6.05 and $6.53, respectively. The total fair value of options vested during the six months ended June 30, 2017 and 2016 was approximately $5.2 million and $4.1 million, respectively. Total unrecognized compensation expense of $20.8 million related to options will be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards

        We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the six months ended June 30, 2017 and 2016 was approximately $2.4 million and $3.3 million, respectively.

        The following table summarizes the restricted stock award activity under the Plan for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2016	353,335	$13.40
Granted	—	—
Forfeited	—	—
Vested	(176,670)	13.40
Unvested at June 30, 2017	176,665	$13.40

        Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At June 30, 2017, there was approximately $1.4 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units

        We have granted restricted stock units to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the six months ended June 30, 2017 was approximately $2.5 million. No restricted stock units vested during the six months ended June 30, 2016.

        The following table summarizes the restricted stock unit activity under the Plan for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2016	381,952	$15.11
Granted	413,792	13.95
Forfeited	—	—
Vested(1)	(174,211)	14.58
Unvested at June 30, 2017	621,533	$14.48

(1) As of June 30, 2017, recipients of 146,075 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan.

        Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At June 30, 2017, there was approximately $7.5 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan (“ESPP”) became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of June 30, 2017, 5,000,000 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of the Company’s common stock in a six-month offering period. The ESPP's initial offering period began in July 2017. Accordingly, no shares of the Company's common stock had been purchased or distributed pursuant to the ESPP as of June 30, 2017.

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

        A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2017		June 30, 2016
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(7,527)	$(2,669)	$(8,219)	$(3,306)

Denominator
Weighted-average common shares outstanding - basic and diluted	30,585,012	10,844,679	28,950,226	11,643,682
Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.28)	$(0.28)

	Six months ended
	June 30, 2017		June 30, 2016
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(11,814)	$(4,218)	$(16,718)	$(6,852)

Denominator
Weighted-average common shares outstanding - basic and diluted	30,413,156	10,856,882	28,742,233	11,780,557
Basic and diluted net loss per share	$(0.39)	$(0.39)	$(0.58)	$(0.58)

        The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2017	June 30, 2016
Shares subject to outstanding common stock options	8,139,151	7,433,402
Shares subject to unvested restricted stock awards	176,665	353,335

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

Overview

        Workiva provides enterprises with cloud solutions for improving productivity, accountability and insight into business data. Workiva created Wdesk, a collaborative work management platform for organizations to collect, link, report and analyze their business data. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence to make decisions with real-time data. As of June 30, 2017, we provided our solutions to more than 2,900 enterprise customers, including over 70% of FORTUNE 500® companies(1).

(1) Claim not confirmed by FORTUNE or Time Inc. FORTUNE 500 is a registered trademark of Time Inc. and is used under license. FORTUNE and Time Inc. are not affiliated with, and do not endorse products or services of, Workiva Inc.

        Our scalable, enterprise-grade data engine enables users to collect, aggregate and manage their unstructured and structured data in Wdesk. We offer Wdesk solutions for a wide range of use cases in the following markets: finance and accounting, audit and internal controls, risk and compliance and operations. Underlying these solutions is our scalable, enterprise-grade data engine that enables users to collect, aggregate and manage their unstructured and structured data in Wdesk.

        We operate our business on a software-as-a-service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to utilize Wdesk. Our subscription fee includes the use of our service and technical support. Our pricing is based primarily on the number of corporate entities, number of users, Wdesk functionality, level of customer support, and length of contract. Our pricing model is scaled to the number of users, so the subscription price per user typically decreases as the number of users increases. We charge customers additional fees primarily for document setup and XBRL tagging services. We generate sales primarily through our direct sales force and, to a lesser extent, customer success and professional services teams and our partners. Over time, we expect our partners to include technology companies, consultants, service providers and accounting firms. We expect our partners to support our sales efforts through referrals and co-selling arrangements, as well as expand the use of Wdesk through complementary technology offerings and software integrations.

        Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 96.1% (excluding add-on seats) for the twelve months ended June 30, 2017.

        We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,195 at June 30, 2017 from 1,178 at June 30, 2016, an increase of 1.4%.

        We have achieved significant revenue growth in recent periods. Our revenue grew to $49.4 million and $101.3 million during the three and six months ended June 30, 2017 from $43.0 million and $87.6 million during the three and six months ended June 30, 2016. We incurred net losses of $10.2 million and $16.0 million during the three and six months ended June 30, 2017 compared to $11.5 million and $23.6 million during the three and six months ended June 30, 2016.

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

        Investment in growth. We plan to continue to increase our headcount and develop software to both enhance our current offerings and build new features. As a result, we expect our total operating expenses to increase. In addition, we expect to continue to invest in our sales, marketing, professional services, and customer success organizations to drive additional revenue and support the growth of our customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments.

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

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Financial metrics
Total revenue	$49,391	$43,011	$101,295	$87,562
Percentage increase in total revenue	14.8%	26.6%	15.7%	26.7%
Subscription and support revenue	$40,980	$34,969	$80,520	$68,554
Percentage increase in subscription and support revenue	17.2%	24.5%	17.5%	26.1%
Subscription and support as a percent of total revenue	83.0%	81.3%	79.5%	78.3%

	As of June 30,
	2017	2016
Operating metrics
Number of customers	2,908	2,622
Subscription and support revenue retention rate	96.1%	95.1%
Subscription and support revenue retention rate including add-ons	106.0%	110.2%

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

Our subscription and support revenue retention rate was 96.1% at the June 2017 measurement date, up from 95.1% as of June 2016. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.

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

Our subscription and support revenue retention rate including add-ons was 106.0% at the June 2017 measurement date, down from 110.2% as of June 2016. As we pursue larger opportunities, we are seeing lengthening and more complex sales cycles.

Components of Results of Operations

Revenue

We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2017 and 2016, no single customer represented more than 1% of our revenue, and our largest ten customers accounted for less than 6% of our revenue in the aggregate.

We generate sales directly through our sales force and through our partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.

Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. In 2015, we began to move toward a standard minimum subscription term of one year and plan to convert a majority of our remaining quarterly contracts to annual terms over the next eighteen months. In addition, we continue to offer limited incentives for customers to enter into contract terms of more than one year, typically for terms of two or three years. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

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

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

	(in thousands)
Revenue
Subscription and support	$40,980	$34,969	$80,520	$68,554
Professional services	8,411	8,042	20,775	19,008
Total revenue	49,391	43,011	101,295	87,562
Cost of revenue
Subscription and support(1)	7,758	7,039	15,395	13,957
Professional services(1)	6,528	5,538	13,109	11,726
Total cost of revenue	14,286	12,577	28,504	25,683
Gross profit	35,105	30,434	72,791	61,879
Operating expenses
Research and development(1)	16,239	14,047	31,775	28,563
Sales and marketing(1)	19,787	19,828	38,500	39,916
General and administrative(1)	8,943	7,882	18,364	16,835
Total operating expenses	44,969	41,757	88,639	85,314
Loss from operations	(9,864)	(11,323)	(15,848)	(23,435)
Interest expense	(475)	(468)	(930)	(958)
Other income, net	176	278	788	854
Loss before provision for income taxes	(10,163)	(11,513)	(15,990)	(23,539)
Provision for income taxes	33	12	42	31
Net loss	$(10,196)	$(11,525)	$(16,032)	$(23,570)

(1) Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

	(in thousands)
Cost of revenue
Subscription and support	$178	$125	$318	$243
Professional services	100	93	200	215
Operating expenses
Research and development	472	609	965	1,193
Sales and marketing	694	449	1,353	904
General and administrative	2,953	2,226	5,700	4,337
Total stock-based compensation expense	$4,397	$3,502	$8,536	$6,892

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Subscription and support	83.0%	81.3%	79.5%	78.3%
Professional services	17.0	18.7	20.5	21.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.7	16.4	15.2	15.9
Professional services	13.2	12.9	12.9	13.4
Total cost of revenue	28.9	29.3	28.1	29.3
Gross profit	71.1	70.7	71.9	70.7
Operating expenses
Research and development	32.9	32.7	31.4	32.6
Sales and marketing	40.1	46.1	38.0	45.6
General and administrative	18.1	18.3	18.1	19.2
Total operating expenses	91.1	97.1	87.5	97.4
Loss from operations	(20.0)	(26.4)	(15.6)	(26.7)
Interest expense	(1.0)	(1.1)	(0.9)	(1.1)
Other income, net	0.4	0.6	0.8	1.0
Loss before provision for income taxes	(20.6)	(26.9)	(15.7)	(26.8)
Provision for income taxes	0.1	—	—	—
Net loss	(20.7)%	(26.9)%	(15.7)%	(26.8)%

Comparison of Three and Six Months Ended June 30, 2017 and 2016

Revenue

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change

	(dollars in thousands)
Revenue
Subscription and support	$40,980	$34,969	17.2%	$80,520	$68,554	17.5%
Professional services	8,411	8,042	4.6%	20,775	19,008	9.3%
Total revenue	$49,391	$43,011	14.8%	$101,295	$87,562	15.7%

Total revenue increased $6.4 million for the three months ended June 30, 2017 compared to the same quarter a year ago due primarily to a $6.0 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 57.3% represented revenue from new customers acquired after June 30, 2016 and 42.7% represented revenue from existing customers at or prior to June 30, 2016. The total number of our customers expanded 10.9% from June 30, 2016 to June 30, 2017.

Total revenue increased $13.7 million for the six months ended June 30, 2017 compared to the same period a year ago due primarily to a $12.0 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 47.1% represented revenue from new customers acquired after June 30, 2016 and 52.9% represented revenue from existing customers at or prior to June 30, 2016.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$7,758	$7,039	10.2%	$15,395	$13,957	10.3%
Professional services	6,528	5,538	17.9%	13,109	11,726	11.8%
Total cost of revenue	$14,286	$12,577	13.6%	$28,504	$25,683	11.0%

Cost of revenue increased $1.7 million during the three months ended June 30, 2017 versus the same quarter a year ago, attributable primarily to an aggregate increase in headcount, employee compensation, benefits, and travel costs of $1.7 million.

Cost of revenue increased $2.8 million during the six months ended June 30, 2017 compared to the same period a year ago due primarily to an aggregate increase in employee compensation, benefits and travel costs of $2.7 million. Subscription and support expense rose 10.3% in the six months ended June 30, 2017 compared to the same period a year ago due primarily to increases in headcount and employee compensation. Professional services expense increased 11.8% in the six months ended June 30, 2017 versus the same period a year ago due primarily to an increase in headcount, employee compensation and travel expense related to fulfilling our services.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change

	(dollars in thousands)
Operating expenses
Research and development	$16,239	$14,047	15.6%	$31,775	$28,563	11.2%
Sales and marketing	19,787	19,828	(0.2)%	38,500	39,916	(3.5)%
General and administrative	8,943	7,882	13.5%	18,364	16,835	9.1%
Total operating expenses	$44,969	$41,757	7.7%	$88,639	$85,314	3.9%

Research and Development

Research and development expenses increased $2.2 million in the three months ended June 30, 2017 compared to the same quarter a year ago due primarily to $1.4 million in higher cash-based compensation, benefits, and travel costs and a $0.6 million increase in professional services expense related to an increase in technology consultants.

Research and development expenses increased $3.2 million in the six months ended June 30, 2017 compared to the same period a year ago due primarily to $2.1 million in higher employee cash-based compensation, benefits, and travel costs and a $0.9 million increase in professional services. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount and additional consultants in research and development.

Sales and Marketing

Despite revenue growth, sales and marketing expenses remained relatively flat during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to the simplification of the sales and marketing organization.

Sales and marketing expenses decreased $1.4 million during the six months ended June 30, 2017 compared to the same period a year ago. Of this decrease in expense, $0.8 million was due to reductions in headcount and an aggregate decrease in employee cash-based compensation, benefits and travel costs. In addition, a $0.5 million decrease in professional services was largely due to the simplification of the sales and marketing organization.

General and Administrative

General and administrative expenses increased $1.1 million during the three months ended June 30, 2017 compared to the same quarter a year ago, due principally to additional employee stock-based compensation of $0.7 million.

General and administrative expenses rose $1.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due primarily to additional employee stock-based compensation of $1.3 million. Higher stock-based compensation expense was driven primarily by restricted stock grants to executive officers in February 2015, January 2016, and January 2017 with a vesting term of three years, as well as stock option grants to executive officers in February 2016 and 2017 with a vesting term of three years.

Non-Operating Income (Expenses)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

	(dollars in thousands)
Interest expense	$(475)	$(468)	$(930)	$(958)
Other income, net	176	278	788	854

Interest Expense and Other Income, Net

Both interest expense and other income, net remained relatively flat during the three and six months ended June 30, 2017 compared to the same period a year ago.

Liquidity and Capital Resources

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

	(in thousands)
Cash flow provided by (used in) operating activities	$3,982	$(4,036)	$6,562	$(23,114)
Cash flow (used in) provided by investing activities	(493)	946	(1,735)	5,272
Cash flow provided by (used in) financing activities	4,211	(291)	3,784	(1,017)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$7,782	$(3,341)	$8,705	$(18,865)

As of June 30, 2017, our cash, cash equivalents and marketable securities totaled $72.9 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash flows from operating activities, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months.

In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility matures in August 2018, and no amount was outstanding under the credit facility as of June 30, 2017.

Operating Activities

For the three months ended June 30, 2017, cash provided by operating activities was $4.0 million. The primary factors affecting our operating cash flows during the period were our net loss of $10.2 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets and $4.4 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $14.4 million increase in deferred revenue and a $2.3 million increase in accrued expenses and other liabilities partially offset by a $3.2 million increase in accounts receivable, a $0.9 million increase in other receivables, a $2.8 million increase in prepaid expenses and a $0.7 million decrease in accounts payable. Short-term deferred revenue from subscription and support contracts increased $12.2 million from March 31, 2017 to June 30, 2017. Long-term deferred revenue from subscription and support contracts increased by $1.6 million from March 31, 2017 to

June 30, 2017. In addition, deferred revenue from professional services increased by $0.8 million from March 31, 2017 to June 30, 2017. New and existing customer sales along with contract renewals for longer terms accounted for most of the increase in deferred revenue. The conversion of quarterly contracts to annual terms positively impacts our operating cash flow. We expect the conversion of the majority of our remaining quarterly contracts to annual terms over the next eighteen months. The increase in accrued expenses and other liabilities was attributable to the timing of our payment of annual bonuses resulting in an increase of $2.5 million partially offset by a payment of sales tax of $0.4 million. The increase in accounts receivable and decrease in accounts payable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in other receivables was primarily due to advance payments of sales taxes. The increase in prepaid expenses was attributable primarily to an upfront payment for our annual user conference.

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

For the six months ended June 30, 2017, cash provided by operating activities was $6.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $16.0 million, adjusted for non-cash charges of $1.8 million for depreciation and amortization of our property and equipment and intangible assets, $8.5 million of stock-based compensation, and $0.7 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $18.5 million increase in deferred revenue partially offset by a $0.5 million increase in accounts receivable, a $2.0 million increase in prepaid expenses and a $3.6 million decrease in accrued expenses and other liabilities. Short-term deferred revenue from subscription and support contracts increased $16.7 million from December 31, 2016 to June 30, 2017. Long-term deferred revenue from subscription and support contracts increased by $2.6 million from December 31, 2016 to June 30, 2017. Deferred revenue from professional services decreased by $0.5 million from December 31, 2016 to June 30, 2017. The increase in accounts receivable was attributable primarily to the timing of our billings and cash collections. The increase in prepaid expenses was attributable primarily to an upfront payment for our annual user conference. The decrease in accrued expenses and other liabilities was attributable primarily to the timing of our cash payments, including payment of annual bonuses.

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

Investing Activities

Cash used in investing activities of $0.5 million for the three months ended June 30, 2017 was due primarily to $2.3 million for the purchase of marketable securities partially offset by proceeds of $1.9 million from maturities of marketable securities.

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

Cash used in investing activities of $1.7 million for the six months ended June 30, 2017 was due primarily to $6.4 million for the purchase of marketable securities partially offset by proceeds of $4.9 million from maturities of marketable securities.

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

Financing Activities

Cash provided by financing activities of $4.2 million for the three months ended June 30, 2017 was due primarily to $4.7 million in proceeds from option exercises, partially offset by $0.5 million in payments on capital lease and financing obligations.

Cash used in financing activities of $0.3 million for the three months ended June 30, 2016 was due primarily to $0.5 million in repayments on long-term debt and payments on capital lease and financing obligations.

Cash provided by financing activities of $3.8 million for the six months ended June 30, 2017 was due primarily to $5.5 million in proceeds from option exercises, partially offset by $0.9 million in taxes paid related to the net share settlements of stock-based compensation awards and an aggregate $0.8 million in repayments on long-term debt and payments on capital lease and financing obligations.

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

During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of August, 2017.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit Number	Description
10.1	Consent and Fifth Amendment to Loan and Security Agreement dated June 30, 2017 by and among Workiva Inc., Workiva International LLC and Silicon Valley Bank.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

E-1