Form 10-Q
period 2017-09-30
WORKIVA INC
filed 2017-11-07
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

As of November 3, 2017, there were approximately 31,382,170 shares of the registrant's Class A common stock and 10,546,534 shares of the registrant's Class B common stock outstanding.

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

ii

Part I. Financial Information

Item 1.  Financial Statements

WORKIVA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of September 30, 2017	As of December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,718	$51,281
Marketable securities	15,033	11,435
Accounts receivable, net of allowance for doubtful accounts of $646 and $900 at September 30, 2017 and December 31, 2016, respectively	24,283	22,535
Deferred commissions	2,208	1,864
Other receivables	1,109	1,545
Prepaid expenses	6,298	9,382
Total current assets	111,649	98,042

Property and equipment, net	41,300	42,590
Intangible assets, net	1,088	1,012
Other assets	1,553	1,499
Total assets	$155,590	$143,143

WORKIVA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of September 30, 2017	As of December 31, 2016
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,861	$849
Accrued expenses and other current liabilities	20,771	20,695
Deferred revenue	99,149	76,016
Deferred government grant obligation	813	1,022
Current portion of capital lease and financing obligations	1,184	1,285
Current portion of long-term debt	—	20
Total current liabilities	123,778	99,887

Deferred revenue	23,278	21,485
Deferred government grant obligation	289	1,000
Other long-term liabilities	4,008	4,100
Capital lease and financing obligations	18,709	19,743
Long-term debt	—	53
Total liabilities	170,062	146,268

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 31,358,479 and 30,369,199 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	31	30
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 10,546,534 and 10,891,888 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	11	11
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	236,386	217,454
Accumulated deficit	(251,016)	(220,911)
Accumulated other comprehensive income	116	291
Total stockholders’ deficit	(14,472)	(3,125)
Total liabilities and stockholders’ deficit	$155,590	$143,143

See accompanying notes.

WORKIVA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Subscription and support	$43,214	$36,237	$123,734	$104,791
Professional services	8,854	8,473	29,629	27,481
Total revenue	52,068	44,710	153,363	132,272
Cost of revenue
Subscription and support	8,472	6,694	23,867	20,651
Professional services	7,180	6,040	20,289	17,766
Total cost of revenue	15,652	12,734	44,156	38,417
Gross profit	36,416	31,976	109,207	93,855
Operating expenses
Research and development	17,527	14,342	49,302	42,905
Sales and marketing	23,712	22,354	62,212	62,270
General and administrative	8,959	8,015	27,323	24,850
Total operating expenses	50,198	44,711	138,837	130,025
Loss from operations	(13,782)	(12,735)	(29,630)	(36,170)
Interest expense	(464)	(462)	(1,394)	(1,420)
Other income, net	198	298	986	1,152
Loss before provision (benefit) for income taxes	(14,048)	(12,899)	(30,038)	(36,438)
Provision (benefit) for income taxes	25	(8)	67	23
Net loss	$(14,073)	$(12,891)	$(30,105)	$(36,461)
Net loss per common share:
Basic and diluted	$(0.34)	$(0.32)	$(0.73)	$(0.90)
Weighted-average common shares outstanding - basic and diluted	41,815,139	40,762,960	41,453,736	40,603,430

See accompanying notes.

WORKIVA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(14,073)	$(12,891)	$(30,105)	$(36,461)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax benefit of $0 for both of the three months ended September 30, 2017 and 2016, and net of income tax benefit of $2 and $21 for the nine months ended September 30, 2017 and 2016, respectively	(82)	(4)	(168)	(37)
Unrealized (loss) gain on available-for-sale securities, net of income tax benefit of $0 and $5 for the three months ended September 30, 2017 and 2016, respectively, and net of income tax (expense) of ($2) and ($28) for the nine months ended September 30, 2017 and 2016, respectively	(7)	(8)	(7)	46
Other comprehensive (loss) income, net of tax	(89)	(12)	(175)	9
Comprehensive loss	$(14,162)	$(12,903)	$(30,280)	$(36,452)

See accompanying notes.

WORKIVA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cash flows from operating activities
Net loss	$(14,073)	$(12,891)	$(30,105)	$(36,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	854	944	2,612	2,916
Stock-based compensation expense	4,664	3,670	13,200	10,562
(Recovery of) provision for doubtful accounts	(691)	(92)	(259)	78
Realized gain on sale of available-for-sale securities, net	—	—	—	(6)
Amortization of premiums and discounts on marketable securities, net	24	36	83	111
Recognition of deferred government grant obligation	(207)	(247)	(943)	(910)
Deferred income tax	—	5	—	(7)
Changes in assets and liabilities:
Accounts receivable	(757)	(4,009)	(1,299)	(6,734)
Deferred commissions	(179)	(135)	(330)	(264)
Other receivables	468	(365)	443	(447)
Prepaid expenses and other	5,123	415	3,097	(1,098)
Other assets	(87)	(455)	(74)	(841)
Accounts payable	669	279	1,008	380
Deferred revenue	5,904	13,228	24,398	15,412
Accrued expenses and other liabilities	3,474	2,410	(83)	(3,012)
Net cash provided by (used in) operating activities	5,186	2,793	11,748	(20,321)

Cash flows from investing activities
Purchase of property and equipment	(987)	(91)	(1,134)	(1,100)
Purchase of marketable securities	(5,017)	—	(11,367)	(802)
Maturities of marketable securities	2,830	—	7,681	—
Sale of marketable securities	—	—	—	7,197
Purchase of intangible assets	(55)	(38)	(144)	(152)
Net cash (used in) provided by investing activities	(3,229)	(129)	(4,964)	5,143

WORKIVA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cash flows from financing activities
Proceeds from option exercises	1,154	840	6,669	1,360
Taxes paid related to net share settlements of stock-based compensation awards	—	—	(936)	(761)
Repayment of other long-term debt	(53)	—	(73)	(18)
Principal payments on capital lease and financing obligations	(348)	(538)	(1,135)	(1,446)
Proceeds from government grants	—	—	22	183
Deferred financing costs	(71)	—	(81)	(33)
Net cash provided by (used in) financing activities	682	302	4,466	(715)
Effect of foreign exchange rates on cash	93	(9)	187	(15)

Net increase (decrease) in cash and cash equivalents	2,732	2,957	11,437	(15,908)
Cash and cash equivalents at beginning of period	59,986	39,885	51,281	58,750
Cash and cash equivalents at end of period	$62,718	$42,842	$62,718	$42,842

Supplemental cash flow disclosure
Cash paid for interest	$447	$600	$1,194	$1,392
Cash paid for income taxes, net of refunds	$2	$(26)	$42	$22

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$80	$—	$481
Purchases of property and equipment, accrued but not paid	$—	$505	$—	$505

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

Basis of Presentation and Principles of Consolidation

The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017. Seasonality has affected our revenue, expenses and cash flow in the first and third quarters. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Sales and marketing expense has been higher in the third quarter due to our annual user conference in September. Payment of cash bonuses in the first quarter affects operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on February 23, 2017.

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

We have determined that an agreement to purchase our professional services constitutes an option to purchase services in accordance with ASC 606-10-55-41 rather than an agreement that creates enforceable rights and obligations because of the customer’s contractual right to cancel the unused services. Based on our review, certain of our professional service agreements do not contain a material right and are only accounted for in accordance with ASU 2014-09 when the customer exercises its option to purchase additional goods or services. In the case of agreements where we have determined that the option provides the customer with a material right, we will be required to allocate a portion of the transaction price to the material right. The treatment of customer options under ASU 2014-09 may result in a different allocation of the transaction price than under current guidance.

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

Under ASU 2014-09, in addition to recording deferred revenue when the related cash payments are received for noncancellable services, we will record deferred revenue when payments are due in advance of our performance of those services. We expect this change will result in an offsetting increase in accounts receivable and deferred revenue.

We are still evaluating the ASU for other potential impacts to our consolidated financial statements. We plan to adopt the guidance as of January 1, 2018 and expect to utilize the modified retrospective transition method. We plan to apply this transition method only to contracts that are not completed as of January 1, 2018. We have a project plan in place guiding our transition that includes the necessary changes to accounting processes, procedures, systems and internal controls.

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

2. Supplemental Consolidated Balance Sheet and Statement of Operations Information

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2017	December 31, 2016
Accrued vacation	$5,826	$4,368
Accrued commissions	2,429	2,382
Accrued bonuses	7,642	8,927
Estimated health insurance claims	1,100	1,210
Accrued other liabilities	3,774	3,808
	$20,771	$20,695

Other Income, net

Other income, net for the three and nine months ended September 30, 2017 and 2016 consisted of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income	$168	$64	$388	$209
Income from training reimbursement program	207	247	943	910
Other	(177)	(13)	(345)	33
	$198	$298	$986	$1,152

3. Marketable Securities

At September 30, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$2,888	$—	$(3)	$2,885
U.S. corporate debt securities	12,161	1	(14)	12,148
Money market funds	52,027	—	—	52,027
	$67,076	$1	$(17)	$67,060
Included in cash and cash equivalents	$52,027	$—	$—	$52,027
Included in marketable securities	$15,049	$1	$(17)	$15,033

At December 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,503	$—	$(5)	$3,498
U.S. corporate debt securities	7,943	1	(7)	7,937
Money market funds	43,496	—	—	43,496
	$54,942	$1	$(12)	$54,931
Included in cash and cash equivalents	$43,496	$—	$—	$43,496
Included in marketable securities	$11,446	$1	$(12)	$11,435

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2017
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$2,885	$(3)	$—	$—
U.S. corporate debt securities	9,884	(14)	—	—
Total	$12,769	$(17)	$—	$—

We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of September 30, 2017 to hold these investments until the cost basis is recovered.

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

When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2017, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.

Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2017			Fair Value Measurements as of December 31, 2016
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$52,027	$52,027	$—	$43,496	$43,496	$—
U.S. treasury debt securities	2,885	—	2,885	3,498	—	3,498
U.S. corporate debt securities	12,148	—	12,148	7,937	—	7,937
	$67,060	$52,027	$15,033	$54,931	$43,496	$11,435

Included in cash and cash equivalents	$52,027			$43,496
Included in marketable securities	$15,033			$11,435

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

6. Stock-Based Compensation

We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock awards, restricted stock units, options to purchase Class A common stock and ESPP purchase rights.

As of September 30, 2017, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units.

As of September 30, 2017, 2,271,466 shares of Class A common stock were available for grant under the 2014 Plan.

Our Employee Stock Purchase Plan (“ESPP”) became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of September 30, 2017, 5,000,000 shares of common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period. The ESPP's initial offering period began in July 2017. Accordingly, no shares of common stock had been purchased or distributed pursuant to the ESPP as of September 30, 2017.

Stock-Based Compensation Expense

Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of revenue
Subscription and support	$204	$122	$522	$365
Professional services	129	100	329	315
Operating expenses
Research and development	601	594	1,566	1,787
Sales and marketing	788	567	2,141	1,471
General and administrative	2,942	2,287	8,642	6,624
Total	$4,664	$3,670	$13,200	$10,562

The fair value of each option grant and each share issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. For stock options, expected volatility is based on the historical volatility of our common stock and historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the options. For the ESPP purchase rights, expected volatility is based on the historical volatility of our common stock. The expected term represents the period of time the options and the ESPP purchase rights are expected to be outstanding. For stock options, the expected term is based on the “simplified method” as defined by SEC Staff Accounting Bulletin No. 110 (Topic 14.D.2). We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the options. The expected term for the ESPP purchase rights approximates the offering period. The risk-free interest rate is based on yields on U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) with a maturity similar to the estimated expected term of the options and ESPP purchase rights.

The fair value of our stock options and ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock Options
Expected term (in years)	6.1	6.1	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	1.9% - 2.1%	1.2% - 1.3%	1.9% - 2.1%	1.2% - 1.9%
Expected volatility	38.9% - 39.1%	44.4% - 44.6%	38.9% - 43.8%	44.4% - 45.3%

ESPP
Expected term (in years)	0.5	—	0.5	—
Risk-free interest rate	1.2%	—%	1.2%	—%
Expected volatility	28.5%	—%	28.5%	—%

Stock Options

The following table summarizes the option activity under the Plans for the nine months ended September 30, 2017:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	7,532,455	$12.22	7.2	$19,988
Granted	1,772,353	14.99
Forfeited	(279,651)	14.55
Exercised	(688,661)	9.68
Outstanding at September 30, 2017	8,336,496	$12.95	7.1	$65,845

Exercisable at September 30, 2017	4,727,976	$11.31	5.9	$45,104

Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $5.5 million and $3.4 million, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2017 and 2016 was $6.41 and $6.78, respectively. The total fair value of options vested during the nine months ended September 30, 2017 and 2016 was approximately $7.7 million and $6.9 million, respectively. Total unrecognized compensation expense of $20.5 million related to options will be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards

We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the nine months ended September 30, 2017 and 2016 was approximately $2.4 million and $3.3 million, respectively.

The following table summarizes the restricted stock award activity under the Plan for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2016	353,335	$13.40
Granted	—	—
Forfeited	—	—
Vested	(176,670)	13.40
Unvested at September 30, 2017	176,665	$13.40

Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At September 30, 2017, there was approximately $0.8 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock Units

We have granted restricted stock units to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the nine months ended September 30, 2017 was approximately $2.5 million. No restricted stock units vested during the nine months ended September 30, 2016.

The following table summarizes the restricted stock unit activity under the Plan for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2016	381,952	$15.11
Granted	413,792	13.95
Forfeited	—	—
Vested(1)	(174,211)	14.58
Unvested at September 30, 2017	621,533	$14.48

(1) As of September 30, 2017, recipients of 146,075 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan.

Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At September 30, 2017, there was approximately $6.5 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At September 30, 2017, there was approximately $0.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

7. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, stock related to unvested restricted stock awards, and common stock issuable pursuant to the ESPP to the extent dilutive.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2017		September 30, 2016
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(10,467)	$(3,606)	$(9,369)	$(3,522)

Denominator
Weighted-average common shares outstanding - basic and diluted	31,100,994	10,714,145	29,624,794	11,138,166
Basic and diluted net loss per share	$(0.34)	$(0.34)	$(0.32)	$(0.32)

	Nine months ended
	September 30, 2017		September 30, 2016
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(22,255)	$(7,850)	$(26,076)	$(10,385)

Denominator
Weighted-average common shares outstanding - basic and diluted	30,644,955	10,808,781	29,038,566	11,564,864
Basic and diluted net loss per share	$(0.73)	$(0.73)	$(0.90)	$(0.90)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2017	September 30, 2016
Shares subject to outstanding common stock options	8,336,496	7,589,951
Shares subject to unvested restricted stock awards	176,665	353,335
Shares issuable pursuant to the ESPP	87,265	—

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

Overview

Workiva provides enterprises with cloud solutions for improving productivity, accountability and insight into business data. Workiva created Wdesk, a collaborative work management platform for organizations to collect, link, report and analyze their business data. Wdesk’s proprietary word processing, spreadsheet and presentation applications are integrated and built upon a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence to make decisions with real-time data. As of September 30, 2017, we provided our solutions to more than 2,900 enterprise customers, including over 70% of FORTUNE 500® companies(1).

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

Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 96.5% (excluding add-on seats) for the twelve months ended September 30, 2017.

We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,284 at September 30, 2017 from 1,166 at September 30, 2016, an increase of 10.1%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $52.1 million and $153.4 million during the three and nine months ended September 30, 2017 from $44.7 million and $132.3 million during the three and nine months ended September 30, 2016. We incurred net losses of $14.1 million and $30.1 million during the three and nine months ended September 30, 2017 compared to $12.9 million and $36.5 million during the three and nine months ended September 30, 2016.

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

We plan to adopt the guidance in ASU 2014-09 effective January 1, 2018. We expect the application of this guidance may result in timing and presentation changes impacting our consolidated balance sheet and statement of operations, including, acceleration of revenue for certain contracts, longer deferral of the incremental costs of obtaining a contract, and increases in accounts receivable and deferred revenue. Refer to Note 1 of the notes to the condensed consolidated financial statements for additional details of our ongoing evaluation of ASU 2014-09.

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

Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As our non-SEC offerings continue to grow, we expect our professional services revenue to continue to become less seasonal. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees may result in some seasonality in operating cash flow.

Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Financial metrics
Total revenue	$52,068	$44,710	$153,363	$132,272
Percentage increase in total revenue	16.5%	23.3%	15.9%	25.5%
Subscription and support revenue	$43,214	$36,237	$123,734	$104,791
Percentage increase in subscription and support revenue	19.3%	21.5%	18.1%	24.5%
Subscription and support as a percent of total revenue	83.0%	81.0%	80.7%	79.2%

	As of September 30,
	2017	2016
Operating metrics
Number of customers	2,991	2,696
Subscription and support revenue retention rate	96.5%	95.0%
Subscription and support revenue retention rate including add-ons	108.6%	108.7%

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

Our subscription and support revenue retention rate was 96.5% at the September 2017 measurement date, up from 95.0% as of September 2016. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.

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

Our subscription and support revenue retention rate including add-ons was 108.6% at the September 2017 measurement date, essentially flat from 108.7% as of September 2016. As we pursue larger opportunities, we are seeing lengthening and more complex sales cycles.

Components of Results of Operations

Revenue

We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2017 and 2016, no single customer represented more than 1% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.

We generate sales directly through our sales force and partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.

Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. In 2015, we began to move toward a standard minimum subscription term of one year. We plan to convert a substantial majority of our remaining quarterly contracts to annual terms over the next fifteen months. In addition, we continue to offer limited incentives for customers to enter into contract terms of more than one year, typically for terms of two or three years. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

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

Results of Operations

The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

	(in thousands)
Revenue
Subscription and support	$43,214	$36,237	$123,734	$104,791
Professional services	8,854	8,473	29,629	27,481
Total revenue	52,068	44,710	153,363	132,272
Cost of revenue
Subscription and support(1)	8,472	6,694	23,867	20,651
Professional services(1)	7,180	6,040	20,289	17,766
Total cost of revenue	15,652	12,734	44,156	38,417
Gross profit	36,416	31,976	109,207	93,855
Operating expenses
Research and development(1)	17,527	14,342	49,302	42,905
Sales and marketing(1)	23,712	22,354	62,212	62,270
General and administrative(1)	8,959	8,015	27,323	24,850
Total operating expenses	50,198	44,711	138,837	130,025
Loss from operations	(13,782)	(12,735)	(29,630)	(36,170)
Interest expense	(464)	(462)	(1,394)	(1,420)
Other income, net	198	298	986	1,152
Loss before provision for income taxes	(14,048)	(12,899)	(30,038)	(36,438)
Provision (benefit) for income taxes	25	(8)	67	23
Net loss	$(14,073)	$(12,891)	$(30,105)	$(36,461)

(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

	(in thousands)
Cost of revenue
Subscription and support	$204	$122	$522	$365
Professional services	129	100	329	315
Operating expenses
Research and development	601	594	1,566	1,787
Sales and marketing	788	567	2,141	1,471
General and administrative	2,942	2,287	8,642	6,624
Total stock-based compensation expense	$4,664	$3,670	$13,200	$10,562

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue
Subscription and support	83.0%	81.0%	80.7%	79.2%
Professional services	17.0	19.0	19.3	20.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	16.3	15.0	15.6	15.6
Professional services	13.8	13.5	13.2	13.4
Total cost of revenue	30.1	28.5	28.8	29.0
Gross profit	69.9	71.5	71.2	71.0
Operating expenses
Research and development	33.7	32.1	32.1	32.4
Sales and marketing	45.5	50.0	40.6	47.1
General and administrative	17.2	17.9	17.8	18.8
Total operating expenses	96.4	100.0	90.5	98.3
Loss from operations	(26.5)	(28.5)	(19.3)	(27.3)
Interest expense	(0.9)	(1.0)	(0.9)	(1.1)
Other income, net	0.4	0.7	0.6	0.9
Loss before provision for income taxes	(27.0)	(28.8)	(19.6)	(27.5)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(27.0)%	(28.8)%	(19.6)%	(27.5)%

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change

	(dollars in thousands)
Revenue
Subscription and support	$43,214	$36,237	19.3%	$123,734	$104,791	18.1%
Professional services	8,854	8,473	4.5%	29,629	27,481	7.8%
Total revenue	$52,068	$44,710	16.5%	$153,363	$132,272	15.9%

Total revenue increased $7.4 million for the three months ended September 30, 2017 compared to the same quarter a year ago due primarily to a $7.0 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 48.2% represented revenue from new customers acquired after September 30, 2016 and 51.8% represented revenue from existing customers at or prior to September 30, 2016. The total number of our customers expanded 10.9% from September 30, 2016 to September 30, 2017.

Total revenue increased $21.1 million for the nine months ended September 30, 2017 compared to the same period a year ago due primarily to a $18.9 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 34.4% represented revenue from new customers acquired after September 30, 2016 and 65.6% represented revenue from existing customers at or prior to September 30, 2016.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$8,472	$6,694	26.6%	$23,867	$20,651	15.6%
Professional services	7,180	6,040	18.9%	20,289	17,766	14.2%
Total cost of revenue	$15,652	$12,734	22.9%	$44,156	$38,417	14.9%

Cost of revenue increased $2.9 million during the three months ended September 30, 2017 versus the same quarter a year ago, attributable primarily to an aggregate increase in headcount, employee compensation, benefits, and travel costs of $2.4 million. During the third quarter, we increased headcount to support initiatives in new markets and distribution channels, which adversely affected the utilization rate of our professional services team.

Cost of revenue increased $5.7 million during the nine months ended September 30, 2017 compared to the same period a year ago due primarily to an aggregate increase in headcount, employee compensation, benefits, and travel costs of $5.1 million.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change

	(dollars in thousands)
Operating expenses
Research and development	$17,527	$14,342	22.2%	$49,302	$42,905	14.9%
Sales and marketing	23,712	22,354	6.1%	62,212	62,270	(0.1)%
General and administrative	8,959	8,015	11.8%	27,323	24,850	10.0%
Total operating expenses	$50,198	$44,711	12.3%	$138,837	$130,025	6.8%

Research and Development

Research and development expenses increased $3.2 million in the three months ended September 30, 2017 compared to the same quarter a year ago due primarily to $1.6 million in higher cash-based compensation, benefits, and travel costs and a $1.0 million increase in professional services expense related to an increase in technology consultants. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount and additional consultants in research and development.

Research and development expenses increased $6.4 million in the nine months ended September 30, 2017 compared to the same period a year ago due primarily to $3.7 million in higher employee cash-based compensation, benefits, and travel costs and a $1.9 million increase in professional services. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount and additional consultants in research and development.

Sales and Marketing

Sales and marketing expenses increased $1.4 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due primarily to higher compensation, benefits, and travel costs.

Sales and marketing expenses remained relatively flat during the nine months ended September 30, 2017 compared to the same period a year ago. An increase of $1.0 million in employee compensation and benefits was partially offset by a $0.6 million decrease in consulting services. We expect to continue to invest in sales and marketing employees for future revenue growth. The decrease in consulting services was largely due to the simplification of the sales and marketing organization.

General and Administrative

General and administrative expenses increased $0.9 million during the three months ended September 30, 2017 compared to the same quarter a year ago. This increase was due to additional employee compensation, benefits, and travel costs of $1.2 million partially offset by a reduction in bad debt expense of $0.5 million.

General and administrative expenses rose $2.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due primarily to additional employee cash-based compensation, benefits, and travel costs of $0.8 million and employee stock-based compensation of $1.9 million. Higher stock-based compensation expense was driven primarily by restricted stock grants to executive officers in February 2015, January 2016, and January 2017 with a vesting term of three years, as well as stock option grants to executive officers in February 2016 and 2017 with a vesting term of three years.

Non-Operating Income (Expenses)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

	(dollars in thousands)
Interest expense	$(464)	$(462)	$(1,394)	$(1,420)
Other income, net	198	298	986	1,152

Interest Expense and Other Income, Net

Interest expense remained relatively flat during the three and nine months ended September 30, 2017 compared to the same period a year ago.

Other income, net decreased during the three and nine months ended September 30, 2017 compared to the same period a year ago due primarily to losses on foreign currency transactions partially offset by increases in interest income.

Liquidity and Capital Resources

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

	(in thousands)
Cash flow provided by (used in) operating activities	$5,186	$2,793	$11,748	$(20,321)
Cash flow (used in) provided by investing activities	(3,229)	(129)	(4,964)	5,143
Cash flow provided by (used in) financing activities	682	302	4,466	(715)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$2,732	$2,957	$11,437	$(15,908)

As of September 30, 2017, our cash, cash equivalents and marketable securities totaled $77.8 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility and the ability to offer and sell securities pursuant to our shelf registration statement will be sufficient to fund our operations for at least the next twelve months.

In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility matures in August 2018, and no amount was outstanding under the credit facility as of September 30, 2017.

We have filed a universal shelf registration statement on Form S-3 with the SEC, which became effective August 10, 2017. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, debt securities, warrants, rights and units. The aggregate initial offering price of all securities sold by us under the shelf registration statement will not exceed $250,000,000.

Operating Activities

For the three months ended September 30, 2017, cash provided by operating activities was $5.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $14.1 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets and $4.7 million of stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $5.9 million increase in deferred revenue, a $3.5 million increase in accrued expenses and other liabilities, a $0.7 million increase in accounts payable and a $5.1 million decrease in prepaid expenses and other, partially offset by a $0.8 million increase in accounts receivable. Short-term deferred revenue from subscription and support contracts increased $7.2 million from June 30, 2017 to September 30, 2017. Long-term deferred revenue from subscription and support contracts decreased by $1.1 million from June 30, 2017 to September 30, 2017. New and existing customer sales along with contract renewals for longer terms accounted for most of the increase in deferred revenue. The conversion of quarterly contracts to annual terms positively impacts our operating cash flow. We expect to convert a substantial majority of our remaining quarterly contracts to annual terms over the next fifteen months. The increase in accrued expenses and other liabilities was attributable primarily to the timing of our cash payments, including payment of annual bonuses. The increases in accounts receivable and accounts payable were primarily attributable to the timing of our billings, cash collections, and cash payments. The decrease in prepaid expenses was attributable primarily to the timing of payments for our annual user conference.

For the three months ended September 30, 2016, cash provided by operating activities was $2.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $12.9 million, adjusted for $0.9 million for depreciation and amortization of our property and equipment and intangible assets, $3.7 million of stock-based compensation, and a $13.2 million increase in deferred revenue. Short-term deferred revenue from subscription and support contracts increased $6.8 million from June 30, 2016 to September 30, 2016. Long-term deferred revenue from subscription and support contracts increased by $6.7 million from June 30, 2016 to September 30, 2016. Contract renewals for longer terms accounted for most of the increase in deferred revenue. In addition, a $2.4 million increase in accrued expenses and other liabilities was offset by a $4.0 million increase in accounts receivable and a $0.5 million increase in other assets. The increases in accounts receivable and accrued expenses and other liabilities was primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in other assets was due to an increase in deposits and prepayments in addition to an increase in our refundable research and development tax credit.

For the nine months ended September 30, 2017, cash provided by operating activities was $11.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $30.1 million, adjusted for non-cash charges of $2.6 million for depreciation and amortization of our property and equipment and intangible assets, $13.2 million of stock-based compensation, and $0.9 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $24.4 million increase in deferred revenue, a $3.1 million decrease in prepaid expenses and other and a $1.0 million increase in accounts payable, partially offset by a $1.3 million increase in accounts receivable. Short-term deferred revenue from subscription and support contracts increased $23.9 million from December 31, 2016 to September 30, 2017. Long-term deferred revenue from subscription and support contracts increased by $1.5 million from December 31, 2016 to September 30, 2017. Deferred revenue from short-term professional services decreased by $0.8 million from December 31, 2016 to September 30, 2017. The decrease in prepaid expenses was attributable primarily to the timing of payments for our annual user conference. The increases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections and cash payments.

For the nine months ended September 30, 2016, cash used in operating activities was $20.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $36.5 million, adjusted for non-cash charges of $2.9 million for depreciation and amortization of our property and equipment and intangible assets, $10.6 million of stock-based compensation, and $0.9 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $6.7 million increase in accounts receivable, a $1.1 million increase in prepaid expenses, a $0.8 million increase in other assets and a $3.0 million decrease in accrued expenses and other liabilities offset by a $15.4 million increase in deferred revenue. Short-term deferred revenue from subscription and support contracts increased $10.4 million from December 31, 2015 to September 30, 2016. Long-term deferred revenue from subscription and support contracts increased by $7.5 million from December 31, 2015 to September 30, 2016. Short-term deferred revenue from professional services decreased by $2.6 million from December 31, 2015 to September 30, 2016. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in accounts receivable was attributable primarily to the timing of our billings and cash collections. The increase in prepaid expenses was due primarily to purchasing server capacity upfront. The increase in other assets was due to an increase in deposits and prepayments in addition to an increase in our refundable research and development tax credit. The decrease in accrued expenses and other liabilities was attributable primarily to the timing of our cash payments, including payment of annual bonuses.

Investing Activities

Cash used in investing activities of $3.2 million for the three months ended September 30, 2017 was due primarily to $5.0 million for the purchase of marketable securities and $1.0 million of capital expenditures partially offset by proceeds of $2.8 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.

Cash used in investing activities of $0.1 million for the three months ended September 30, 2016 was due primarily to $0.1 million of capital expenditures. Our capital expenditures were associated primarily with leasehold improvements, computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.

Cash used in investing activities of $5.0 million for the nine months ended September 30, 2017 was due primarily to $11.4 million for the purchase of marketable securities and $1.1 million of capital expenditures partially offset by proceeds of $7.7 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.

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

Financing Activities

Cash provided by financing activities of $0.7 million for the three months ended September 30, 2017 was due primarily to $1.2 million in proceeds from option exercises partially offset by an aggregate $0.4 million in repayments on long-term debt and payments on capital lease and financing obligations.

Cash provided by financing activities of $0.3 million for the three months ended September 30, 2016 was due primarily to $0.8 million in proceeds from option exercises partially offset by $0.5 million in payments on capital lease and financing obligations.

Cash provided by financing activities of $4.5 million for the nine months ended September 30, 2017 was due primarily to $6.7 million in proceeds from option exercises, partially offset by $0.9 million in taxes paid related to the net share settlements of stock-based compensation awards and an aggregate $1.2 million in repayments on long-term debt and payments on capital lease and financing obligations.

Cash used in financing activities of $0.7 million for the nine months ended September 30, 2016 was due primarily to $0.8 million in taxes paid related to the net share settlements of stock-based compensation awards and an aggregate $1.5 million in repayments on long-term debt and payments on capital lease and financing obligations, partially offset by $1.4 million in proceeds from option exercises.

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

During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

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

In October 2017, we implemented a new financial accounting module to our accounting system to support revenue recognition in accordance with ASU 2014-09. In addition, we are in the process of making enhancements and modifications to existing internal controls and procedures to ensure compliance with the new guidance. We expect these changes to our control environment to be substantially completed in the fourth quarter of 2017.

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

The following exhibits are being filed herewith:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2017.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1