Form 10-K
period 2017-12-31
WORKIVA INC
filed 2018-02-22
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
None
___________________________________
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2017, based on the closing price of $19.05 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately  $555.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2018, there were approximately 32,364,250 shares of the registrant's Class A common stock and 10,203,371 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2018. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2017

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

Part I.
Item 1. Business
Overview
Workiva provides Wdesk, an intuitive cloud platform that modernizes how customers work with business data at thousands of organizations. Wdesk is built on a data management engine, offering controlled collaboration, data connections, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence in their data-driven decisions. As of December 31, 2017, 3,063 enterprises, including more than 70% of Fortune 500® companies, subscribed to our platform.
Many organizations throughout the world are required to report business data to a variety of regulators, boards and other stakeholders. However, these organizations often struggle to produce accurate and consistent information and reports because their ever-expanding volume of business data is typically spread across hundreds of different sources and stored in incompatible formats. While many enterprises maintain data in a structured enterprise resource planning (ERP) system, International Data Corporation estimates that more than 90% of the data businesses create is “unstructured,” which is defined as unorganized data that resides outside the realm of the ERP.
Legacy processes and disconnected software technologies are inefficient at helping users find, understand and report critical and relevant information on a timely basis. Organizations often rely on cumbersome manual processes, large teams, third-party consultants and a variety of point solutions, such as disconnected word-processing documents and spreadsheets, general-purpose collaboration software and email. Exacerbating these challenges is the continued growth in size and complexity of many enterprises, with employees and data spread around the world. The stakes for enterprises are high: reporting incorrect, incomplete or untimely information increases the risks of poor decision-making, legal liability, reputational damage and a weakened competitive position.
By addressing these challenges, Wdesk is changing the way people work. Our scalable, enterprise-grade data engine enables users to collect, aggregate and manage their unstructured and structured data in Wdesk. Numbers, narrative, charts and graphics can be linked inside Wdesk, which becomes an organization’s central repository for critical data or “single source of truth.” With linked data and a full audit trail, managers can trust that Wdesk spreadsheets, word documents, presentations, dashboards and reports are up-to-date and consistent, reducing the risk of reporting incorrect data or taking action based on erroneous information.
In September 2017, we began offering our customers the ability to connect Wdesk with data in more than 100 cloud and on-premise applications. Integrating enterprise business systems with Wdesk enables customers to connect the datasets they need directly to a central hub of trusted data, with powerful linking, auditability and control features. Wdesk users can combine narrative with their data, which further improves a wide range of financial, regulatory and performance management functions.
With Wdesk serving as a single system of record for critical business data, our customers have more time to perform value-added work by eliminating repetitive, manual and time-consuming tasks imposed by legacy software. Technology features people have come to expect as consumers – speed, access and sharing – are available at work with Wdesk, thereby enabling our customers to become more efficient and flexible, which we believe leads to greater job satisfaction, employee retention and career opportunities.

Coworkers using Wdesk can create, review and publish data-linked documents and reports with greater control, consistency, accuracy and productivity than ever before. Wdesk enables people to collaborate in the same document at the same time, which improves efficiency and version control. Wdesk is flexible and scalable, so users can easily adapt it to define, automate and change their business processes in real time, which helps our users streamline and modernize legacy processes and methods.
With data linking in Wdesk, changes are automatically updated in all linked instances – including numbers, text, charts and graphics – throughout a customer’s spreadsheets, word-processing documents, presentation decks and dashboards in our platform. Linking enables data consistency and ensures that collaborators are working with the most current data, which reduces operational costs related to tedious ticking and tying and gives our customers peace of mind that their data and reports are accurate and up-to-date.
Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. A complete record of data provenance and all changes helps our customers mitigate risk, gain insights and make better, data-driven decisions.
With permission controls in Wdesk, administrators can manage access at all levels – down to an individual data point – for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, outside counsel and other consultants, which streamlines the review process and reduces expenses.
Wdesk allows users to work anytime from anywhere with an internet connection, enabling them to:
  Create trusted datasets that are linked and aggregated throughout Wdesk documents, spreadsheets, presentations, dashboards and reports.
  Control access to datasets, reports and workflows throughout the organization and with external stakeholders.
  Connect Wdesk with data in more than 100 cloud, hosted and on-premise applications.
  Integrate enterprise business systems with Wdesk to directly connect datasets to a central hub of trusted data, with powerful linking, auditability and control features.
  Combine narrative with data, further improving a wide range of financial, regulatory and corporate performance management functions.
  Collaborate among thousands of users in the same document at the same time in a secure, cloud-based platform.
  Streamline and automate business processes, saving time and resources.
  Present critical data and reports to internal and external stakeholders.
  Gain insights with improved transparency of data provenance and collaborators’ changes.
  Decide with confidence based on trusted data and reports.

Wdesk Technology
Our technology is enterprise grade and developed to perform at scale. Wdesk utilizes Google Cloud Platform and Amazon Web Services, which enable us to scale our compute and storage capacity on demand. We can deploy incremental changes to our customers on a daily basis by employing a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process. As a result, all of our customers access the latest version of our platform, and upgrades are applied with minimal disruption to ongoing operations. In addition, in order to keep our customers’ data secure, we have developed advanced data security protocols that augment the standard security of the Google and Amazon cloud services. Our architecture has scalability for global enterprises, as well as advantages in reliability and cloud delivery.
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
In March 2013, we launched our Wdesk platform to respond to the growing demand from our customers to use Wdesk for work beyond SEC reporting. We have continued to add solutions to the Wdesk platform over time by identifying markets where Wdesk can address a wide range of critical business challenges for our customers. We employ a rigorous process to validate and prioritize new markets based on the number of customers that could benefit from a new solution and our assessment of Wdesk’s ability to address that challenge.
In September 2016, we released enhancements to Wdesk that included: new capabilities to our spreadsheets, making them one of the largest and fastest spreadsheet applications in the cloud; more powerful, dynamic dashboards; advanced testing and workflow capabilities and expanded data relationships for SOX and internal control teams.
In July 2017, we began offering our customers the ability to connect Wdesk with more than 100 cloud and on-premise applications. Integrating enterprise business systems with Wdesk enables customers to directly connect the datasets they need into a central hub of trusted data, with powerful linking, auditability and control features.
Markets and Use Cases
Although our Wdesk platform is used for hundreds of different use cases across public and private companies, state and local governments and universities, we are currently focusing our sales and marketing resources in four areas:
  Finance and accounting, including:
    SEC (including Section 16 and Forms 10-K, 10-Q, 8-K, N-4, N-6 and Form S-1 and related IPO readiness); Canada’s System for Electronic Document Analysis and Retrieval (SEDAR); eXtensible Business Reporting Language (XBRL) for both GAAP and International Financial Reporting Standards (IFRS) taxonomies; Inline XBRL; investor relations including earnings call scripts and press releases; data collection for financial footnotes; statutory reporting; Financial Planning and Analysis (FP&A); Comprehensive Annual Financial Report (CAFR) and budgeting for state and local governments; financial reporting and planning for universities; Global Reporting Initiative (GRI); capital markets transactions; and investment company compliance.

  Audit and internal controls, including:
    Sarbanes-Oxley Act (SOX), SOX certifications, internal controls over financial reporting (ICFR), evidence management, testing, Model Audit Rule (MAR-SOX), audit management, dashboards, audit risk assessments, planning, legal compliance, policies and procedures and issues management.
  Risk and compliance, including:
    Enterprise Risk Management, risk assessments, risk framework, board reporting and a wide range of regulatory reporting, such as Own Risk Solvency Assessment (ORSA), Solvency II, Resolution and Recovery Plans (RRP), Comprehensive Capital Analysis and Review (CCAR), and Dodd-Frank Stress Testing (DFAST).
  Management and performance reporting, including:
    Board, Board committee and quarterly reporting, C-Suite reporting, strategic business plans, monthly management reports, managing and tracking key performance indicators (KPIs), budget and planning, data collection for sales, performance reporting and employee benefit financial statements.
Our success in delivering multiple solutions has created demand from our customers for a broader-based, enterprise-wide Wdesk platform. In response, we have been improving our technology and realigning sales and marketing to capitalize on our growing enterprise-wide opportunities.
Sales and Marketing
We distribute our software and services through field sales, inside sales, and partnership channels. We focus on a “land-and-expand” strategy to acquire new customers and expand our existing customer relationships. We reallocated our sales and marketing resources in 2017 to simplify our account management model and create stronger relationships with our customers through improved coverage.
In 2017, we continued to add more partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Our customer success and professional services teams help our account managers build our existing customer relationships by providing advice on best practices that enable users to harness the full power of our Wdesk platform. We believe our sales strategies position us to build relationships over time as we add new users and solutions and expand our platform across organizations.
Many of the largest and most demanding enterprises in the world are our customers. We have a broadly diversified customer base; our largest customer represented less than 1% of our revenue in 2017. We believe that we have exceptional customer satisfaction, as evidenced by our subscription and support revenue retention rate of 96.0% (excluding add-on seats) as of December 2017. Our subscription and support revenue retention rate including add-ons was 107.6% at the December 2017 measurement date.
We have experienced high revenue growth since the release of our first solution in March 2010. Our revenue increased from $14.9 million in 2011 to $207.9 million in 2017, representing a 55% compound annual growth rate. We incurred a net loss of $43.4 million in 2015, $44.0 million in 2016 and $44.4 million in 2017. Approximately 81% of our revenue in 2017 was derived from subscription and support fees, with the remainder from professional services.

Our Industry
Industry Trends are Driving a Fundamental Shift in How Enterprises Collect, Manage, Report and Analyze Critical Business Data.
Data is Widespread and Disconnected. Enterprise data is typically spread across hundreds of different sources and stored in incompatible formats. While many enterprises maintain data in a structured enterprise resource planning (ERP) system, International Data Corporation estimates that more than 90% of the data businesses create is “unstructured,” which is defined as unorganized data that resides outside the realm of the ERP. Organizations often struggle with creating efficient and trusted solutions to harness this data in ways that can support decision-making.
Regulatory Requirements are Continually Changing. Legislation, such as the Sarbanes-Oxley Act and the Dodd-Frank Act, and related regulations continue to drive complex reporting mandates. SOX requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their internal controls over financial reporting. Increased scrutiny from the Public Company Accounting Oversight Board (PCAOB) on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance.
Charged with implementing these legislative mandates and others, governmental agencies such as the SEC, the Canadian Securities Administrators, the Federal Reserve System, the Federal Deposit Insurance Corporation, the U.S. Department of Energy and the U.S. Environmental Protection Agency, continue to issue and change regulations that affect existing reporting requirements. Regulators are also implementing new, industry-specific reporting requirements. For example, in recent years insurance companies have been required to produce reports for Own Risk Solvency Assessment (ORSA) and Model Audit Rule, often referred to as MAR-SOX because of its similarity to SOX compliance.
Use of Machine-Readable Data Is Growing. Regulators are demanding greater use of structured, machine-readable data in companies’ reports. For example, the SEC requires that public companies include “structured financial data” in filed annual and quarterly reports so that an investor can automate extraction of the data the instant it is filed and compare it to performance in past years, information from other companies and industry averages. The SEC implemented its structured data mandate by requiring companies to tag the data in their financial statements using XBRL, which is a royalty-free, international standard designed specifically for digital reporting of financial, performance, risk and compliance information. XBRL provides a unique, machine-readable tag for individual disclosures within business reports. Use of XBRL enables government agencies to automate screening and analysis of filed documents. For example, the SEC Division of Enforcement has integrated the analysis of XBRL data into its investigative processes. In June 2016, the SEC began allowing public companies to submit financial statements using Inline XBRL, a standard that embeds XBRL in the financial statements, thus eliminating the need to file two documents.
We expect the use of non-proprietary data standards, such as XBRL, in the United States to continue to grow. For example, in May 2017,  after a two-year pilot program, U.S. federal agencies began complying with Digital Accountability and Transparency Act of 2014 (DATA Act) requirement to file electronic federal spending reports using a non-proprietary open data standard. The U.S. Treasury Department and the White House Office of Management and Budget (OMB) selected XBRL as the non-proprietary data standard to help increase accountability over how federal funds are spent. In addition, Treasury and OMB are required to decide in 2018 whether to require recipients of federal contracts and grants to submit reports to the agencies using XBRL.

We also expect the use of machine-readable data to grow outside the United States, as securities regulators, stock exchanges and taxing authorities in several countries (such as Australia, Brazil, Canada, China, Denmark, Finland, Germany, India, Israel, Japan, the Netherlands, Singapore, South Korea, Spain and the United Kingdom) already require the filing of XBRL data. The European Securities and Market Authority (ESMA) announced in December 2016 that, beginning January 1, 2020, issuers in the European Union must report their company information to national securities regulators using Inline XBRL. Starting December 15, 2017, all Foreign Private Issuers (FPIs) that file financial statements with the SEC prepared in accordance with International Financial Reporting Standards must submit XBRL financial data for fiscal periods ending on or after December 15, 2017. In comparison, U.S. companies reporting under U.S. GAAP have been required to file XBRL financial data since 2009.
Management Oversight is Increasing. Enterprises are under increasing pressure to report a growing amount of information to internal management teams, boards of directors, internal and external auditors and other stakeholders. We believe that data needs to be collected, reported and analyzed more rapidly than ever before. Management teams are increasingly focused on leveraging data to support critical decisions. At the same time, boards of directors are pressing organizations to improve transparency in order to better fulfill their fiduciary duties.
Workforces are Becoming More Geographically Disbursed. Market dynamics and the globalization of enterprises have changed where people work and how they work together. Organizations are becoming increasingly global, with employees geographically distributed to support strategic and business needs. Workforce flexibility initiatives have resulted in more employees working remotely, which has increased the demand for cloud-based enterprise software.
Consumerization of Enterprise IT. Technical advancements in smart phones, tablets and wireless networks have enabled the proliferation of mobile devices across the enterprise. Enterprise cloud-based solutions are becoming increasingly common and are enabling employees to work from anywhere with an internet connection, often from a mobile device. The rapid advancement of consumer applications, particularly social media, has raised expectations for enterprise technology as employees expect their workplace technology to achieve the same level of functionality, performance and ease of use as the consumer technologies that permeate their daily lives.
Legacy Business Processes and Solutions Are Insufficient for Meeting the Requirements of Modern Enterprises.
For many enterprises, the process of compiling, reporting and analyzing critical data has been manual, repetitive and error-prone. Large enterprises often employ hundreds or even thousands of people to manually collect data with unencrypted emails and create and update rolling versions of draft documents and disconnected spreadsheets. Modern enterprises require a level of collaboration, security and control that we believe outdated business software and point solutions do not deliver. Shortcomings of legacy business processes and solutions include the following:
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
Wdesk Platform Features
Our Wdesk platform enables enterprises and their employees to modernize inefficient business data processes, thereby reducing risk, improving productivity and giving them more confidence in their data-driven decisions.
Integrated Platform of Software Applications Built on a Data Management Engine. Wdesk comprises proprietary word processing, spreadsheet, presentation and dashboard applications that are integrated and built on a data management engine, offering synchronized data, controlled collaboration, granular permissions and a full audit trail.
Controlled Collaboration. Our familiar, intuitive platform enables co-workers to collaborate within the same Wdesk document, spreadsheet, presentation or report at the same time from any location with internet access.
Data Consistency with Narrative and Numbers. With data linking in Wdesk, any change is automatically updated in all linked instances – including numbers, text, charts and graphics – throughout a customer’s spreadsheets, word-processing documents, presentation decks and dashboards in the Wdesk platform. Linking enables customers to trust their data, which reduces operational costs related to tedious ticking and tying. Wdesk also gives users the ability to combine narrative with their data, which further improves a wide range of financial, regulatory and corporate performance management functions.
Version Control. Wdesk enables coworkers to create, review and publish data-linked documents and reports in a single, secure cloud platform. Wdesk ensures that collaborators are working on the most current and accurate version and eliminates numerous, often conflicting versions of documents and emails that can be problematic with outdated legacy software.

Data Integrations. Our scalable, enterprise-grade data engine enables users to collect, aggregate and manage their unstructured and structured data in Wdesk. Furthermore, Wdesk enables data connections with more than 100 cloud and on-premise applications. Integrating enterprise business systems with Wdesk enables customers to directly connect the datasets they need into a central hub of trusted data, with powerful linking, auditability and control features. With Wdesk serving as a single system of record for critical business data, our customers can have more time to perform value-added work by eliminating repetitive, manual administrative tasks imposed by archaic, legacy software.
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
Digital Paper Trail for SOX and Internal Controls. Internal audit and SOX compliance teams use the Evidence Management feature in Wdesk to digitally embed and annotate evidence in work papers with a complete audit trail, which helps our customers and their auditors better identify, assess and mitigate risks.
Consumer Product Features at Work. The technology features people have come to expect in their personal lives – speed, access and sharing – are available at work with Wdesk in a familiar interface, which we believe improves productivity and increases employee satisfaction.
Trusted Ecosystem for Critical Business Data. Our platform captures a complete history of a document’s lineage, from the most granular edit to a spreadsheet cell formula to key document milestones. At the same time, Wdesk gives document owners the ability to manage document permissions down to a single section of a document or a single cell of a spreadsheet. The ability to control access and user permissions with this level of granularity enables document owners to respond to evolutions in team composition and collaboration requirements. Ultimately, these robust audit and access control capabilities create transparency, accountability, integrity and confidence in the data-creation and report-generation workflows.
Enterprise Grade and Built for Scale. Our cloud platform allows our customers to implement and rapidly scale users and solutions, often within days, without the need to install and maintain costly infrastructure hardware and software necessary for on-premise deployments.
Secure Architecture. In addition to the physical, operational and infrastructure security protections provided by our technology partners – Google Cloud Platform and Amazon Web Services – we work to protect our customers’ data using enterprise-grade security measures. These measures include static and dynamic multi-factor authentication methods, strong encryption in-transit and at-rest and the adoption of aggressive web technologies, such as HTTP Strict Transport Security and Content Security Policies, to protect customers from the most common threat vectors. Secure coding practices are enforced through pre-production vulnerability scanning. In addition, Wdesk undergoes multiple security assessments each year by our customers and independent security firms.

Ability to Dynamically Define and Change Business Processes. Wdesk frees users from the confines of traditional business processes by allowing them to dynamically define processes on-demand to support evolving business needs. Wdesk enables multiple users to work in concert, allowing teams to redefine workflows and business processes without the traditional limitations posed by disconnected, legacy software systems. Users can make progress on individual sections at the same time and adapt the workflow as needed to create documents, spreadsheets, presentations and reports. At the same time, managers gain an added level of insight into organizational dependencies, enabling them to reassign workflow and resources to further increase efficiency and reduce operational costs.
Wdesk Platform Benefits
Public and private companies across a wide range of industries, as well as state and local governments and universities, use Wdesk to help coworkers simultaneously create, review and publish data-linked documents and reports with greater control, accuracy and productivity. Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. A complete record of data provenance and all changes helps our customers mitigate risk, gain insights and make better, data-driven decisions. A wide range of people in numerous departments across our customers’ organizations can benefit from using Wdesk.
Benefits to Decision-Makers
Reduces Risk. Numbers, narrative, charts and graphics can be linked inside Wdesk, which becomes an organization’s central repository for critical data or “single source of truth.” With linked data and a full audit trail, managers can trust that Wdesk spreadsheets, word documents, presentations, dashboards and reports are up-to-date and consistent, reducing the risk of reporting incorrect data or taking action based on erroneous information. In addition, Wdesk ensures that presentations and reports are published using the most recent business rules, formats and XBRL protocols where applicable.
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
Saves Time. Many presentations and reports that are created by using outdated, legacy software are burdened by manual, repetitive processes associated with collecting data, compiling and standardizing inputs across teams and incorporating numerous reviews, comments and revisions. Within the Wdesk platform, documents, narrative, data and graphics remain linked in a single version – along with embedded tasks, comments and supporting documentation – which reduces or completely eliminates repetitive, manual tasks, giving teams more time for analysis and other value-added work.
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

Benefits to End Users
Ubiquitous Access. Users can access our Wdesk platform through a secure, web-based interface and through our mobile application any time and anywhere an internet connection is available. By providing flexible access to Wdesk, end users can be productive from wherever they choose to work.
Faster Time to Value. The Wdesk interface is familiar and intuitive so it can be easily deployed in days or weeks, enabling new users to make quick improvements to business data processes.
Better Collaboration. Our platform enables collaborators to draft and edit original work, assign and respond to tasks, make and resolve comments, track progress and certify sign-offs within the same document, spreadsheet, presentation or report at the same time from any location with internet access.
Higher Job Satisfaction. Wdesk helps end users reduce or completely eliminate repetitive, manual and time-consuming functions, thereby becoming more efficient and flexible, which we believe leads to greater job satisfaction, employee retention, cross-role training and career opportunities.
Transferable Job Skills. The ability to work in Wdesk is increasingly being recognized as a transferable skill set desired by accounting, finance, compliance and operations teams. Wdesk proficiency often appears in our end users’ resumes and becomes an attractive consideration in promotions within an organization or by recruiters looking for professionals with advanced skills.
Growth Strategy
We continue to add new Wdesk customers as well as add seats at existing customers for a wide range of use cases at public and private companies, state and local governments and universities. In addition, customer demand for a broader-based, enterprise-wide Wdesk platform continues to expand as we improve Wdesk features and capabilities and build our ecosystem of customers and partners. Key elements of our growth strategy include:
Expand Across Enterprises. Our success in delivering multiple solutions has created demand from customers for a broader-based, enterprise-wide Wdesk platform. In response, we have been improving our technology and realigning sales and marketing to capitalize on our growing enterprise-wide opportunities. We believe expansion across enterprises will add seats and revenue and continue to support our high revenue retention rates. However, we expect that enterprise-wide deals will be larger and more complex, which tends to lengthen the sales cycle.
Generate Growth From Existing Customers. Wdesk can exhibit a powerful network effect within an enterprise, meaning that the usefulness of our platform attracts additional users and more data. As more employees in an enterprise use Wdesk, additional opportunities for collaboration and automation drive demand among their colleagues for add-on seats. Expansion within current customers includes adding users for both existing solutions and new use cases.
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filing process. In 2013, we began expanding into additional markets that were faced with managing large, complex processes with many contributors and disparate sets of business data. We now sell to new customers in the areas of finance and accounting, risk and compliance, audit and internal controls and performance and management reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
Expand our Ecosystem. We continue to expand our ecosystem of partners, including Business Process Outsourcing and managed service firms, global consultancies providing an array of accounting and advisory services, system integrators, large and and mid-sized Independent Software Vendors (ISV) and IT service providers. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Target the “Last Mile of Reporting” Market. Many organizations struggle to produce accurate and consistent data and reports because their business data is typically spread across hundreds of different sources and stored in incompatible formats. Wdesk users can collect, aggregate and manage their unstructured and structured data in an integrated environment. Numbers, narrative, charts and graphics can be linked inside Wdesk, which becomes an organization’s central repository for critical business data. With consistent data and a full audit trail, managers can reduce the risk of reporting incorrect data or taking action based on erroneous information. Wdesk improves accuracy, transparency and supports better data-driven decisions.
Offer More Solutions. We intend to introduce new solutions to continue to meet growing demand for our Wdesk platform. Our close and trusted relationships with our customers are a source for new use cases, features and solutions. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability; a strong value proposition and a high return on investment for both Workiva and our customers. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. This vetting process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.
Expand Our International Footprint. For the year ended December 31, 2017, we generated approximately 92% of our revenue in the United States. However, the growth drivers for our solution are similar in other parts of the world, including the need to reduce errors and risk, improve efficiency and respond to complex regulatory requirements. For example, European public companies are subject to regulation similar to SOX, and all Foreign Private Issuers (FPIs) that file financial statements with the SEC prepared in accordance with International Financial Reporting Standards (IFRS) must submit their filings with XBRL tagging for fiscal periods ending on or after December 15, 2017. Accordingly, we plan to continue to increase our sales and marketing presence in Europe.
Continue to Innovate. We believe we are the first technology company to build an integrated platform on a data management engine that provides a secure ecosystem to manage structured and unstructured business data that spans data integrations, data collection and linking, controlled collaboration, process management, streamlined reporting and data-driven decision-making. Our research and development efforts are focused on improving the Wdesk platform for broad use across all of our solutions and use cases. Our development teams deploy incremental changes to our platform for our customers several times each week. We employ a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process.
Our Wdesk Data Platform powers one of the largest and fastest spreadsheet applications in the cloud and improves data relationships for SOX and internal control teams. Our Data Platform offers dynamic dashboards, automates reporting and supports advanced testing and configurable, step-by-step workflows. We plan to continue to provide Wdesk users with even more effective ways to capture, store and connect data and to manage workflow, dashboards, presentations and reports.
Growth in Non-SEC Use Cases. We believe we have just begun to scratch the surface of several large and growing markets outside of SEC reporting, and therefore, we are continuing to invest in software development, sales and marketing to help Workiva grow. For example, we continue to sell Wdesk for regulated risk, Enterprise Risk Management, audit management, SOX and internal controls, capital markets transactions, and performance and management reporting – where we continue to see substantial opportunities for expansion.

Wdesk Platform Use Cases
Our Wdesk platform enables customers to collect, link, manage, report and analyze critical business data for a wide range of use cases across public and private companies, state and local governments and universities. In addition, customer demand for a broader-based, enterprise-wide Wdesk platform continues to expand as we improve Wdesk features and capabilities and grow our ecosystem of partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Although Wdesk is used for hundreds of different use cases, we currently focus our sales and marketing resources on four areas:
Finance and Accounting
In the finance and accounting market, we sell Wdesk to public and private companies, state and local governments and universities that use our platform to improve business data processes and create a wide range of documents, spreadsheets, presentations and reports for management, investors, boards, regulators, auditors and other stakeholders.
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
Broader Use By Accounting and Finance Teams. Public and private companies, state and local governments and universities must create a vast array of complex financial and managerial reports to better drive real-time business decisions. Wdesk use cases include: Financial Planning and Analysis (FP&A), board reporting, quarterly reporting, C-Suite reporting, monthly operation and flash reports; statutory reporting, Comprehensive Annual Financial Report (CAFR) and budgeting for state and local governments, financial reporting and planning for universities, Global Reporting Initiative (GRI), investment company compliance and capital markets transactions.
Audit and Internal Controls
We sell Wdesk to people who work in Sarbanes-Oxley Act (SOX) compliance, SOX certifications, internal controls over financial reporting (ICFR), evidence management, testing, Model Audit Rule (MAR-SOX) for insurance companies, audit management, dashboards, audit risk assessments, planning, legal compliance, policies and procedures and issues management.
SOX and ICFR. Our customers use Wdesk to increase efficiency in documenting, implementing and assessing ICFR as required by SOX. SOX also requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their ICFR. Increased scrutiny from the Public Company Accounting Oversight Board (PCAOB) on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance. With Wdesk, our customers can collect data from multiple departments, centralize that information in a linked platform, create and track process narratives and flows with co-workers and embed evidence in internal audit work papers. We began selling our Wdesk solution to the SOX market in the second quarter of 2014. As of December 31, 2017, more than 600 customers use Wdesk for SOX and internal controls.
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
Risk and Compliance
Changing regulations and mandates create complexity in risk and compliance reporting, which is often carried out by teams scattered across different departments and geographies within organizations. While we cannot predict future changes that could affect federal regulations, we expect demand for Wdesk to remain strong as a platform for improving transparency, accountability and insight into business and government data.
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
With Wdesk, risk management practices can be integrated throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent compliance. Therefore, we also sell Wdesk for Enterprise Risk Management (ERM) as a solution for enterprises to identify systemic risks, determine risk probabilities, assess risk magnitude, plan strategic responses and report to boards and other stakeholders. Wdesk also can help business leaders make real-time ERM decisions.
Performance and Management Reporting
Operations teams across organizations of all sizes typically have to collect, track, manage and report on a wide range of operating metrics to better drive business decisions. Our customers continuously find new use cases across their organizations, including board committee and quarterly reporting, C-Suite reporting, strategic business plans, monthly management reports, managing and tracking key performance indicators (KPIs), data collection for domestic sales, performance reporting, and employee benefit financial statements.

Wdesk Platform Technology
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
Easy to Deploy and Configure. The Wdesk platform can usually be deployed within days or weeks for new customers and can be easily configured by the customer for individual employees or entire teams. Because our solutions are browser-based, customers avoid costly, time-intensive deployments typically associated with on-premise enterprise software.
High Performance. The performance of the Wdesk platform has been tested and proven by some of the largest, most demanding enterprises in the world. Our platform is built for organizations of all sizes. The architecture, design, deployment and management of our solutions are focused on enterprise-grade scalability, availability and security. Our underlying code base is continually optimized in order to ensure high performance for our users.
Always On. Our customers are highly dependent on our solutions for their business data management and reporting needs. As a result, Wdesk is designed as an “always on” service. Additionally, constant customer collaboration and development iteration allows us to offer our customers continuous improvements by releasing a new version of Wdesk several times each week.
Scales Rapidly. Wdesk is designed to support concurrent user sessions within a global enterprise, managing billions of data elements while continuing to deliver rapid processing performance. A number of our customers have reported millions of links to single sources of data, among multiple documents, spreadsheets and presentations, without any noticeable negative effects on performance. Wdesk is designed to support millions of end users as a result of its scalability and our relationship with the Google Cloud Platform and Amazon Web Services.
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
Our research and development efforts are focused on improving the Wdesk platform for broad use across all of our solutions. Our development teams can deploy incremental changes to our platform for our customers on a daily basis. We employ a continuous delivery process supported by Agile software development methodologies and a proprietary quality assurance process. Our spending on research and development was $68.2 million in 2017, $57.4 million in 2016, and $50.5 million in 2015. Our investment in research and development has grown due to increased compensation and headcount related to dedicating more resources to developing new features and functionality to our platform to capitalize on the growing demand for enterprise-wide Wdesk deployments.

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
Customers
Thousands of organizations, including global enterprises with hundreds of thousands of employees trust Workiva. As of December 31, 2017, we had more than 3,000 customers, including more than 70% of Fortune 500 companies. Our Wdesk platform modernizes the way our customers work. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 96.0% (excluding add-on seats) as of the December 2017 measurement date. Our subscription and support revenue retention rate including add-on seats was 107.6% as of the December 2017 measurement date.
Competition
The intensity and nature of our competition varies significantly across our different solutions, as changes in regulation and market trends result in evolving customer requirements and demand for enterprise software. Our primary competitors include:
  Status quo, manual business processes that rely on legacy business software tools;
  Diversified enterprise software providers;
  Niche software providers that provide point solutions;
  Providers of professional services, including consultants and business and financial printers;
  Governance, risk and compliance software providers; and
  Business intelligence / performance management software providers.
As our market grows, we expect it will attract more highly specialized software vendors as well as larger vendors that may continue to acquire or bundle their products more effectively.
The principal competitive factors in our market include: product features, reliability, performance and effectiveness; product line breadth, diversity and applicability; product extensibility and ability to integrate with other technology infrastructures; price and total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; and brand awareness and reputation. We believe that our Wdesk cloud-based platform has the combination of features and value to our customers that will continue to allow us to compete favorably.
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and growing our existing customer relationships. We believe that we have penetrated only a small fraction of our market opportunity, and we intend to continue investing in sales and marketing to drive growth.
Sales
Our sales organization employs a combination of field sales, inside sales and partnership channels. We focus on a “land-and-expand” strategy to acquire new customers and expand our existing customer relationships. We reallocated our sales and marketing resources in 2017 to simplify our account management model and create stronger relationships with our customers through improved coverage.

In 2017, we continued to expand our ecosystem of partners, including Business Process Outsourcing and managed service firms, global consultancies providing an array of accounting and advisory services, system integrators, large and and mid-sized Independent Software Vendors (ISV) and IT service providers. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
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
We expect to continue to strengthen our sales coverage in our current markets, as well as expand our sales footprint in locations where we see a demand for our solutions. To achieve this growth, we plan to continue to hire energetic and motivated sales people with experience in large enterprise software sales. We believe that our approach to hiring sales people, along with a progressive training, culture and compensation package will allow us to retain sales talent and continue to drive growth.
Marketing
Our marketing organization promotes our brand, generates demand for our offerings and researches and assesses product and market needs. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. Our product marketing team develops the go-to-market strategy for Wdesk solutions and develops industry-level marketing messages. The product marketing team also supports our sales team with profiles of typical buyers, key messages, value propositions, competitive analysis and sales strategies.
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
  Producing webinars, workshops and customer meetings.

  Hosting our annual user conference, The Exchange Community (TEC), which brings our customers together with our developers, professional services and customer success managers to learn and collaborate. TEC is our largest user event each year and features sessions with industry leaders, business networking events and opportunities to share product ideas as well as train our customers and educate our prospects on new ways to use Wdesk.
  Executing digital and print campaigns through advertising, e-mails and direct marketing.
  Creating sales tools and field marketing events to support our sales organization to more effectively convert leads into customers.

Professional Services and Customer Success
We believe our professional services and customer success teams are essential contributors to our long-term success and differentiate our service from our competitors.
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
Customer Success. Our Customer Success teams support our users with in-depth knowledge and continuity for each customer’s Wdesk usage. Our Customer Success Managers (CSMs) provide 24/7 live customer support via phone, digital messaging and web-based conferencing. We provide intensive training to our CSMs and segment them for each solution and market focus. We have an in-house, e-learning curriculum called “The Learn Center” for Professional Services and CSMs to continue to develop skills related to Wdesk products, key markets and solution areas, management and compliance. The Learn Center also helps our employees stay current with industry and technology issues. In addition, we pay for employees to maintain professional certifications and licenses that are important to our customers, and we host regular company-wide employee education sessions on business, industry, technology and workplace topics.
Intellectual Property
Our intellectual property and proprietary rights are important to our business. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions.
As of December 31, 2017, we had 30 issued patents and 19 patent applications pending in the United States relating to our platform. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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

If we continue to be successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platform infringes their proprietary rights.
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
We have registered a number of trademarks and logos, including "Workiva" and "Wdesk," with the United States Patent and Trademark Office and in several jurisdictions outside the United States. We have also registered other trademarks in the United States and in other jurisdictions outside the United States. In addition, we intend to expand our international operations, and we cannot assure you that these names will be available for use in all such jurisdictions.
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
Employees
As of December 31, 2017, we had 1,318 full-time employees. Our headcount as of December 31, 2017 increased 12.5% from our headcount as of December 31, 2016. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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
We were founded in 2008 and have a limited operating history. We began offering our first solution in 2010 and launched Wdesk in 2013. As a result of our brief operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $44.4 million in fiscal 2017, $44.0 million in fiscal 2016 and $43.4 million in fiscal 2015. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
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
We experienced revenue growth rates of 16%, 23% and 29% in fiscal 2017, 2016 and 2015, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
Failure to manage our growth may adversely affect our business or operations.
Since 2010, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our management team and employees and on our operating and financial systems. To manage our future growth we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 109 employees as of December 31, 2010 to more than 1,300 employees as of December 31, 2017. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
  scale our operations and increase productivity;
  address the needs of our customers;
  further develop and enhance our existing solutions and offerings;
  develop new technology; and
  expand our markets and opportunity under management, including into new solutions and geographic areas.
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
  our ability to attract new customers in multiple regions around the world;
  the addition or loss of large customers, including through acquisitions or consolidations;
  the timing of recognition of revenue;
  the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
  network outages, security breaches, technical difficulties or interruptions with our services;
  general economic, industry and market conditions;

  customer renewal rates and the extent to which customers subscribe for additional seats or solutions;
  pricing changes upon any renewals of customer agreements;
  changes in our pricing policies or those of our competitors;
  the mix of solutions sold during a period;
  seasonal variations in sales of our solutions;
  seasonal variations in the delivery of our services;
  the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
  the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
  changes in foreign currency exchange rates;
  future accounting pronouncements or changes in our accounting policies;
  general economic conditions, both domestically and in the foreign markets in which we sell our solutions;
  the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
  unforeseen litigation and intellectual property infringement.
We derive a majority of our revenue from customers using our Wdesk platform for SEC filings. Our efforts to continue to increase use of our Wdesk platform in other applications may not succeed and may reduce our revenue growth rate.
We derive a majority of our revenue from customers using our Wdesk platform for SEC filings. We began our sales and marketing of Wdesk for regulatory risk, SOX, enterprise risk management and audit management relatively recently. While non-SEC use cases generated approximately half of our total booking in 2017, it is uncertain whether these non-SEC use cases will achieve the level of market acceptance we have achieved in the SEC filing market. Further, the introduction of new solutions beyond these markets may not be successful. Because it is our policy not to view actual customer data unless specifically invited by a customer to do so, we are unable to determine with any certainty how customers are using our platform and may not be able to determine with certainty the extent to which our new solutions are being utilized by customers. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
Prior to 2017, we relied almost exclusively on the direct-sales model to market Wdesk. In order to continue to build our business, we plan to continue to develop partnerships to support our sales efforts through referrals and co-selling arrangements. Our efforts to develop relationships with partners are still at an early stage, we have generated limited revenue through these relationships to date, and we cannot assure you that we will be able to develop and maintain successful partnerships or that these partners will be successful in marketing and selling our platform or solutions based upon our platform. Identifying partners, negotiating and supporting relationships with them and maintaining relationships requires a significant commitment of time and resources that may not yield a significant return on our investment. We expect that our partners will have only limited commitments to dedicate resources to marketing and promoting our solutions. In addition, our competitors may be more effective in providing incentives to our partners or prospective partners to favor their products or services over our solutions. If we are unsuccessful in establishing or maintaining our relationships with partners, or if these partners are unsuccessful in marketing or selling our solutions or are unable or unwilling to devote sufficient resources to these activities, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain third parties de-emphasizing their dealings with us or becoming potential competitors in the future.
Failure to establish and maintain partnerships that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
Our growth strategy includes expanding the use of Wdesk through complementary technology offerings and software integrations, such as third-party application programming interfaces, or APIs. While we have established relationships with certain providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining partnerships with these providers or in establishing additional partnerships of this type. Third-party providers of complementary applications and APIs may decline to enter into partnerships with us or may later terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms with Wdesk, which could negatively impact our offerings and harm our business. Further, if we fail to integrate Wdesk with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, results of operations and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals and customer bases. Any losses or shifts in the referrals from or the market positions of these partners in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers or our need to identify or transition to alternative channels for marketing our solutions.
If we do not keep pace with technological changes, our solutions may become less competitive and our business may suffer.
Our market is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. For example, we focus on enhancing the features of our Wdesk platform to improve its utility for larger customers with complex, dynamic and global operations. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. If we fail to successfully complete and introduce platform enhancements, or if our customers experience difficulties using our platform as a result of the implementation of these enhancements, our revenue retention and revenue growth may be adversely affected. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.
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
Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period. While we have historically maintained a subscription and support revenue retention rate of greater than 95%, we may be unable to maintain this historical rate and we may be unable to accurately predict our subscription and support revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or fewer users. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and services, more subscriptions or enhanced editions of our services to our current customers, which may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. If our efforts to sell additional solutions and services to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

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
Labor is our primary operating expense. As of December 31, 2017, we employed 1,318 full-time employees. For the fiscal year ended December 31, 2017, employee compensation and benefits accounted for approximately 75% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in employee benefit costs. If labor-related expenses increase, our operating expense could increase, which would adversely affect our business, financial condition and results of operations.
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
We have historically experienced seasonal variations in our revenue from professional services as many of our customers employ our professional services just before they file their Form 10-K in the first calendar quarter. As of December 31, 2017, approximately 78% of our SEC customers report their financials on a calendar year basis. While we expect our professional services revenue to become less seasonal as our non-SEC offerings grow, a significant portion of our revenue may continue to reflect seasonality, which makes it difficult to predict our future operating results. As a result, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We manage private and confidential information and documentation related to our customers’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. In addition, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign legislatures and governmental agencies. Data privacy and protection is highly regulated and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information that may be placed in Wdesk by our customers or collected from visitors while visiting our websites. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with federal, state or international laws, including laws and regulations regulating privacy, payment card information, personal health information, data or consumer protection, could result in proceedings or actions against us by governmental entities or others.

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
Proposed or new legislation and regulations could also significantly affect our business. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
As our customers and prospects prepare to comply with frequently changing privacy legislation, and ultimately GDPR, we are subject to our customers’ enhanced due diligence prior to contract execution. Furthermore, the uncertainty of how regulators will apply privacy laws in different jurisdictions has caused many companies to adopt very broad and restrictive vendor policies, contract templates and pre-requisites. Many times, these policies are applied without consideration of the underlying intent of the vendor’s service or data that will be shared (e.g., a blanket policy that all vendors, regardless of services, are required to agree to a Data Protection Agreement). Due to the aforementioned changes to privacy law, our current and prospective customers have begun to require us to adopt contractual clauses or amendments to existing agreements regarding privacy compliance prior to conducting new (or any) business with us by virtue of negotiating new clauses and/or agreements. In addition, due diligence by current or prospective customers may take the form of onsite audits and questionnaires. Negotiating these clauses and satisfying customers’ concerns around privacy risk can slow down the overall sales cycle due to the coordination of so many subject matter experts. Slower sales cycles may limit our ability to grow and create focus on compliance points as opposed to new sales.
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
Our privacy policies and practices concerning the collection, use and disclosure of user data are available on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If users were to reduce their use of our websites, products, and services as a result of these concerns, our business could be harmed.
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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2017, we had 30 issued patents and 19 patent applications pending in the United States, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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
U.S. federal income tax reform could adversely affect our business and financial condition
 On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes widespread changes to the Internal Revenue Code, including, among other items, reduces the federal corporate tax rate to 21%, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated, and modifies or repeals many business deductions and credits. We continue to examine the impact the TCJA may have on our business. Notwithstanding the reduction in the corporate income tax rate, we cannot yet conclude that the overall impact of the TCJA to us is positive. The TCJA could adversely affect our business, operating results and financial condition, as well as the value of an investment in our Class A common stock. Investors should consult with their own tax advisors with respect to the TCJA and the potential tax consequences of investing in common shares.
Determining our income tax rate is complex and subject to uncertainty.
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward-looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, most recently the Tax Cuts and Jobs Act, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax.
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
In addition, changes to U.S. tax laws recently enacted, referred to as the Tax Cuts and Jobs Act, will impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities could increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
  sales and customer service challenges associated with operating in different countries;

  data privacy laws that require customer data to be stored and processed in a designated territory;
  difficulties in staffing and managing foreign operations;
  different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
  new and different sources of competition;
  weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
  laws and business practices favoring local competitors;
  compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
  increased financial accounting and reporting burdens and complexities;
  restrictions on the transfer of funds;
  adverse tax consequences; and
  unstable regional and economic political conditions.
Currently, some of our international contracts are denominated in local currencies; however, the majority of our local costs are denominated in local currencies. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the United States dollar and foreign currencies may impact our operating results when translated into United States dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations.
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
  unanticipated costs or liabilities associated with the acquisition;
  incurrence of acquisition-related costs;
  difficulty integrating the accounting systems, operations and personnel of the acquired business;
  difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

  difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
  diversion of management’s attention from other business concerns;
  adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
  the potential loss of key employees;
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
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States, including those related to revenue recognition.
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
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. We adopted this new standard on the effective date of January 1, 2018, utilizing the modified retrospective method. We are in the process of finalizing the impact the adoption of this standard will have on our financial statements and have implemented changes to our accounting processes, internal controls and disclosures to support the new standard. See Note 1 to our accompanying consolidated financial statements for information about ASU 2014-09.

Any difficulties in implementing ASC 606 could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, harm investors’ confidence in us, and adversely affect our stock price.
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
  actual or anticipated fluctuations in our financial condition and operating results;
  changes in projected operational and financial results;
  addition or loss of significant customers;
  changes in laws or regulations applicable to our solutions;
  actual or anticipated changes in our growth rate relative to our competitors;
  announcements of technological innovations or new offerings by us or our competitors;
  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
  additions or departures of key personnel;
  changes in our financial guidance or securities analysts’ estimates of our financial performance;
  discussion of us or our stock price by the financial press and in online investor communities;
  changes in accounting principles;
  announcements related to litigation;
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2017, the holders of shares of our Class B common stock collectively beneficially owned shares representing approximately 76% of the voting power of our outstanding capital stock. Our executive officers collectively beneficially owned shares representing a substantial majority of the voting power of our outstanding capital stock as of that date. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.
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
  provide that our directors may be removed only for cause;
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. Many of these costs recur annually. We have incurred, and will continue to incur, significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
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
In order to meet our reporting obligations as a public company, we must maintain effective financial and management systems and internal controls. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. If we have a material weakness or deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to maintain effective financial and management systems and internal controls could result in errors in our financial reporting, us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, any of which in turn could cause the market value of our Class A common stock to decline and adversely affect our ability to raise capital.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in eleven U.S. cities located in Arizona, Colorado, Florida, Georgia, Illinois, Montana, New York, South Carolina, and Texas. Internationally, we lease offices in Ontario and Saskatchewan, Canada, the Netherlands, and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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

	Prices
	High	Low
Year ending December 31, 2017
Fourth quarter	$23.70	$20.60
Third quarter	$21.05	$18.35
Second quarter	$20.15	$15.40
First quarter	$16.20	$12.15
Year ending December 31, 2016
Fourth quarter	$18.11	$12.65
Third quarter	$19.04	$13.19
Second quarter	$14.05	$11.14
First quarter	$17.48	$10.92
Our Class B common stock is not listed or traded on any stock exchange.
Stockholders
As of December 31, 2017, there were approximately 175 stockholders of record of our Class A common stock as well as 13 stockholders of record of our Class B common stock.
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

Comparison of Cumulative Total Return of Workiva Inc.
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
12/12/2014
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Workiva Inc. (WK)
S&P 500 Index (SPX)
NASDAQ Computer Index (IXK)

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

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A common stock during the three months ended December 31, 2017 related to shares withheld upon vesting of restricted stock awards for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 2017	—	—	—	—
November 2017	8,445	$22.35	—	—
December 2017	—	—	—	—
Total	8,445	$22.35	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated financial data for the years ended December 31, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Operations Data

	Year ended December 31,
	2017	2016	2015	2014	2013

	(in thousands, except share and per share information)
Revenue
Subscription and support	$169,283	$143,120	$116,288	$91,317	$65,164
Professional services	38,586	35,526	28,984	21,377	19,987
Total revenue	207,869	178,646	145,272	112,694	85,151
Cost of revenue
Subscription and support(1)	32,646	27,895	22,559	21,182	15,129
Professional services(1)	27,599	23,730	17,645	12,696	9,520
Total cost of revenue	60,245	51,625	40,204	33,878	24,649
Gross profit	147,624	127,021	105,068	78,816	60,502
Operating expenses
Research and development(1)	68,172	57,438	50,466	44,145	34,116
Sales and marketing(1)	84,161	80,466	69,569	53,498	41,067
General and administrative(1)	39,594	32,695	28,716	19,783	14,601
Total operating expenses	191,927	170,599	148,751	117,426	89,784
Loss from operations	(44,303)	(43,578)	(43,683)	(38,610)	(29,282)
Interest expense	(1,845)	(1,875)	(2,025)	(2,044)	(366)
Other income and (expense), net(2)	1,783	1,500	2,302	(468)	104
Loss before provision for income taxes	(44,365)	(43,953)	(43,406)	(41,122)	(29,544)
Provision (benefit) for income taxes	61	24	(7)	32	—
Net loss	$(44,426)	$(43,977)	$(43,399)	$(41,154)	$(29,544)
Net loss per common share:
Basic and diluted	$(1.07)	$(1.08)	$(1.09)	$(1.28)	$(0.94)
Weighted-average common shares outstanding - basic and diluted	41,618,838	40,671,133	39,852,624	32,156,060	31,376,603

(1) Stock-based compensation expense included in these line items is as follows:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue
Subscription and support	$738	$493	$363	$502	$200
Professional services	465	411	349	337	171
Operating expenses
Research and development	2,224	2,365	1,924	1,757	762
Sales and marketing	2,983	2,075	1,727	1,241	799
General and administrative	13,066	8,903	6,637	3,548	1,438
Total stock-based compensation expense	$19,476	$14,247	$11,000	$7,385	$3,370
(2) During December 2015, we resolved all contingencies associated with a government grant agreement resulting in higher government grant income recorded to “Other income and (expense), net” for the year ended December 31, 2015. See Note 5, Commitments and Contingencies, to the Consolidated Financial Statements.
Consolidated Balance Sheet Data

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$60,333	$51,281	$58,750	$101,131	$15,515
Working capital, excluding deferred revenue and deferred government grant obligation	90,852	75,193	70,520	94,740	19,926
Total assets	157,715	143,143	143,895	164,551	73,944
Deferred revenue, current and long term	127,393	97,501	63,338	56,276	36,385
Total current liabilities	129,341	99,887	84,084	66,730	43,425
Total non-current liabilities	45,308	46,381	34,092	42,002	37,306
Total stockholders’ (deficit) equity	(16,934)	(3,125)	25,719	55,819	—
Total members’ (deficit)	—	—	—	—	(6,787)

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
Overview
Workiva provides Wdesk, an intuitive cloud platform that modernizes how customers work with business data at thousands of organizations. Wdesk is built on a data management engine, offering controlled collaboration, data connections, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence in their data-driven decisions. As of December 31, 2017, we provided our solutions to more than 3,000 enterprise customers, including more than 70% of Fortune 500 companies.(1)
Our scalable, enterprise-grade data engine enables users to collect, aggregate and manage their unstructured and structured data in Wdesk. Although our Wdesk platform is used for hundreds of different use cases across public and private companies, state and local governments and universities, we are currently focusing our sales and marketing resources to expand the use of Wdesk in four areas: finance and accounting, audit and internal controls, risk and compliance and performance and management reporting.
We operate our business on a software-as-a-service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to gain access to Wdesk. Our subscription fee includes the use of our software and technical support. Our pricing is based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Our pricing model is scaled to the number of users, so the subscription price per user typically decreases as the number of users increases. We charge customers additional fees primarily for document setup and XBRL tagging services. We generate sales primarily through our direct sales force and, to a lesser extent, our customer success and professional services teams. In addition, we augment our direct-sales channel with partnerships. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Our integrated platform, subscription-based model and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 96.0% (excluding add-on seats) for the twelve months ended December 31, 2017.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,318 at December 31, 2017 from 1,172 at December 31, 2016, an increase of 12.5%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $207.9 million in 2017 from $178.6 million in 2016, an increase of 16.4%. We incurred net losses of $44.4 million and $44.0 million in 2017 and 2016, respectively.

(1) Claim not confirmed by FORTUNE or Time Inc. FORTUNE 500 is a registered trademark of Time Inc. and is used under license. FORTUNE and Time Inc. are not affiliated with, and do not endorse products or services of, Workiva Inc.

We adopted the guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers (ASU 2014-09) effective January 1, 2018. We expect the application of this guidance will result in timing and presentation changes affecting our consolidated balance sheet and statement of operations, including acceleration of our professional services revenue for certain contracts; longer deferral of the incremental costs of obtaining a contract; and increases in accounts receivable, deferred revenue and accrued expenses and other current liabilities. We will record a one-time adjustment to the opening balance of our accumulated deficit as of January 1, 2018 to adjust for these items. We do not expect the adoption of this standard to impact our total cash flows from operations. Refer to Note 1 of the notes to the consolidated financial statements for additional details of our evaluation of ASU 2014-09.
On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes widespread changes to the Internal Revenue Code, including, among other items, the reduction in the federal corporate statutory tax rate from 35% to 21% and the introduction of a new international “Global Intangible Low-Taxed Income” (“GILTI”) regime, both effective January 1, 2018. Please refer to Notes 1 and 11 of the notes to consolidated financial statements for additional details of the impact of the TCJA.
Key Factors Affecting Our Performance
Generate Growth From Existing Customers. Wdesk can exhibit a powerful network effect within an enterprise, meaning that the usefulness of our platform attracts additional users and more data. As more employees in an enterprise use Wdesk, additional opportunities for collaboration and automation drive demand among their colleagues for add-on seats. Expansion within current customers includes adding users for both existing solutions and new use cases.
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filing process. In 2013, we began expanding into additional markets that were faced with managing large, complex processes with many contributors and disparate sets of business data. We now sell to new customers in the areas of finance and accounting, risk and compliance, audit and internal controls and performance and management reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
Offer More Solutions. We intend to introduce new solutions to continue to meet growing demand for our Wdesk platform. Our close and trusted relationships with our customers are a source for new use cases, features and solutions. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability; a strong value proposition and a high return on investment for both Workiva and our customers. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. This vetting process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.
Expand Across Enterprises. Our success in delivering multiple solutions has created demand from customers for a broader-based, enterprise-wide Wdesk platform. In response, we have been improving our technology and realigning sales and marketing to capitalize on our growing enterprise-wide opportunities. We believe this expansion will add seats and revenue and continue to support our high revenue retention rates. However, we expect that enterprise-wide deals will be larger and more complex, which tend to lengthen the sales cycle.
Add Partners. In 2017, we continued to add more partners. Our consulting and accounting partners offer a broader range of services that leverage the capabilities of Wdesk. Our technology partners enable data connections and process integrations to further streamline critical business functions as we capitalize on growing Wdesk demand for broader-based, enterprise-wide opportunities.
Investment in growth. We plan to continue to invest in the development of our Wdesk platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. As a result, we expect our total operating expenses to increase.
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2017, approximately 78% of our SEC customers report their financials on a calendar-year basis. As our non-SEC offerings continue to grow, we expect our professional services revenue to continue to become less seasonal. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
Key Performance Indicators

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Financial metrics
Total revenue	$207,869	$178,646	$145,272
Year-over-year percentage increase in total revenue	16.4%	23.0%	28.9%
Subscription and support revenue	$169,283	$143,120	$116,288
Year-over-year percentage increase in subscription and support revenue	18.3%	23.1%	27.3%
Subscription and support as a percent of total revenue	81.4%	80.1%	80.0%

	As of December 31,
	2017	2016	2015
Operating metrics
Number of customers	3,063	2,772	2,524
Subscription and support revenue retention rate	96.0%	95.4%	95.8%
Subscription and support revenue retention rate including add-ons	107.6%	107.4%	112.5%
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

Our subscription and support revenue retention rate was 96.0% at the December 2017 measurement date, up from 95.4% as of December 2016. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or otherwise ceasing to file SEC reports have been the largest contributing factor to our revenue attrition.
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
Our subscription and support revenue retention rate including add-ons was 107.6% at the December 2017 measurement date, up from 107.4% as of December 2016.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2017, 2016 and 2015, no single customer represented more than 1% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force and partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. We plan to convert a substantial majority of our remaining quarterly contracts to annual terms over the next twelve months. In addition, we continue to offer limited incentives for customers to enter into contract terms of more than one year, typically for terms of two or three years. Unpaid invoice amounts for services starting in future periods are excluded from accounts receivable and deferred revenue. Invoiced amounts are reflected as accounts receivable once we have initiated services with an offset to deferred revenue or revenue depending on whether the revenue recognition criteria have been met. At December 31, 2017, deferred revenue was $127.4 million. Estimated future recognition from deferred revenue at December 31, 2017 was $104.7 million in 2018, $18.3 million in 2019, and $4.4 million in 2020.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Revenue
Subscription and support	$169,283	$143,120	$116,288
Professional services	38,586	35,526	28,984
Total revenue	207,869	178,646	145,272
Cost of revenue
Subscription and support(1)	32,646	27,895	22,559
Professional services(1)	27,599	23,730	17,645
Total cost of revenue	60,245	51,625	40,204
Gross profit	147,624	127,021	105,068
Operating expenses
Research and development(1)	68,172	57,438	50,466
Sales and marketing(1)	84,161	80,466	69,569
General and administrative(1)	39,594	32,695	28,716
Total operating expenses	191,927	170,599	148,751
Loss from operations	(44,303)	(43,578)	(43,683)
Interest expense	(1,845)	(1,875)	(2,025)
Other income, net	1,783	1,500	2,302
Loss before provision for income taxes	(44,365)	(43,953)	(43,406)
Provision (benefit) for income taxes	61	24	(7)
Net loss	$(44,426)	$(43,977)	$(43,399)
(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue
Subscription and support	$738	$493	$363
Professional services	465	411	349
Operating expenses
Research and development	2,224	2,365	1,924
Sales and marketing	2,983	2,075	1,727
General and administrative	13,066	8,903	6,637
Total stock-based compensation expense	$19,476	$14,247	$11,000

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2017	2016	2015
Revenue
Subscription and support	81.4%	80.1%	80.0%
Professional services	18.6	19.9	20.0
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.7	15.6	15.5
Professional services	13.3	13.3	12.1
Total cost of revenue	29.0	28.9	27.6
Gross profit	71.0	71.1	72.4
Operating expenses
Research and development	32.8	32.2	34.7
Sales and marketing	40.5	45.0	47.9
General and administrative	19.0	18.3	19.8
Total operating expenses	92.3	95.5	102.4
Loss from operations	(21.3)	(24.4)	(30.0)
Interest expense	(0.9)	(1.0)	(1.4)
Other income and (expense), net	0.9	0.8	1.6
Loss before provision for income taxes	(21.3)	(24.6)	(29.8)
Provision for income taxes	—	—	—
Net loss	(21.3)%	(24.6)%	(29.8)%

Revenue
Comparison of Years Ended December 31, 2017 and 2016

	Year ended December 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$169,283	$143,120	$26,163	18.3%
Professional services	38,586	35,526	3,060	8.6%
Total revenue	$207,869	$178,646	$29,223	16.4%
Total revenue increased $29.2 million in 2017 compared to 2016 due primarily to the increase in subscription and support revenue of $26.2 million. Of the total increase in subscription and support revenue, 27.7% represented revenue from new customers acquired after December 31, 2016 and 72.3% represented revenue from existing customers at or prior to December 31, 2016. The total number of our customers increased 10.5% from December 31, 2016 to December 31, 2017. The growth in professional services revenue was attributable primarily to increased XBRL services. Professional services revenue increased at a slower rate than subscription and support revenue in 2017 compared to 2016. As our customers become familiar with our platform, they typically become more self sufficient and require fewer professional services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professionals services on an annual basis.
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
Cost of Revenue
Comparison of Years Ended December 31, 2017 and 2016

	Year ended December 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$32,646	$27,895	$4,751	17.0%
Professional services	27,599	23,730	3,869	16.3%
Total cost of revenue	$60,245	$51,625	$8,620	16.7%
Cost of revenue increased $8.6 million in 2017 compared to 2016, due primarily to an increase in headcount, employee compensation, benefits and travel costs of $7.5 million and an increase in server usage costs of $0.7 million to support our expanding customer base. Subscription and support expense rose 17.0% in the year ended December 31, 2017 compared to the prior year due primarily to increases in headcount, employee compensation, and server expenses used to support our expanding customer base. Professional services expense increased 16.3% in the year ended December 31, 2017 versus the prior year due primarily to an increase in headcount, employee compensation and travel expense related to fulfilling demand for XBRL services and non-SEC consulting services.

Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,		Period-to-period change
	2016	2015	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$27,895	$22,559	$5,336	23.7%
Professional services	23,730	17,645	6,085	34.5%
Total cost of revenue	$51,625	$40,204	$11,421	28.4%
Cost of revenue increased $11.4 million in 2016 compared to 2015, due primarily to an increase in headcount, employee compensation, benefits and travel costs of $9.1 million, an increase in other support costs of $1.3 million, and an increase in server usage costs of $1.3 million. Subscription and support expense rose 23.7% in the year ended December 31, 2016 compared to the prior year due primarily to increases in headcount, employee compensation, and server expenses used to support our expanding customer base. Professional services expense increased 34.5% in the year ended December 31, 2016 versus the prior year due primarily to an increase in headcount, employee compensation and travel expense related to fulfilling increased demand for our non-SEC consulting services.
Operating Expenses
Comparison of Years Ended December 31, 2017 and 2016

	Year ended December 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$68,172	$57,438	$10,734	18.7%
Sales and marketing	84,161	80,466	3,695	4.6%
General and administrative	39,594	32,695	6,899	21.1%
Total operating expenses	$191,927	$170,599	$21,328	12.5%
Research and Development
Research and development expenses increased $10.7 million in 2017 compared to 2016 due primarily to $6.5 million in higher headcount, cash-based compensation, benefits, and travel costs and a $3.1 million increase in professional services expense related to an increase in technology consultants. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount and additional consultants in research and development. In addition, the cost of server usage included in research and development increased $0.7 million during 2017 compared to 2016.
Sales and Marketing
Sales and marketing expenses increased $3.7 million in 2017 compared to 2016 due primarily to $4.9 million in higher employee compensation, benefits and travel costs. The increase in these costs was offset partially by a decline in vendor fees of $0.6 million related to a reduction in consulting and vendor created content and a $0.3 million in software expenses.We expect to continue to invest in sales and marketing employees for future revenue growth.

General and Administrative
General and administrative expenses rose $6.9 million in 2017 compared to 2016 due primarily to higher headcount and additional cash-based compensation, benefits, and travel costs of $3.4 million and employee stock-based compensation of $4.0 million. In the fourth quarter of 2017, we recorded an additional $400,000 and $1.5 million of cash-based and equity-based compensation, respectively, from certain severance arrangements. The remaining increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business and regulatory compliance. The remaining increase in stock-based compensation was driven primarily by restricted stock grants to executive officers in February 2015, January 2016, and January 2017 with a vesting term of three years, as well as stock option grants to executive officers in February 2016 and 2017 with a vesting term of three years.
Comparison of Years Ended December 31, 2016 and 2015

	Year ended December 31,		Period-to-period change
	2016	2015	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$57,438	$50,466	$6,972	13.8%
Sales and marketing	80,466	69,569	10,897	15.7%
General and administrative	32,695	28,716	3,979	13.9%
Total operating expenses	$170,599	$148,751	$21,848	14.7%
Research and Development
Research and development expenses increased $7.0 million in 2016 compared to 2015 due primarily to $6.7 million in higher employee compensation, benefits, and travel costs. We continued to dedicate resources to enhance our Wdesk platform, which resulted in higher headcount in research and development.
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

Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2017 and 2016

	Year ended December 31,		Period-to-period change
	2017	2016	Amount
	(dollars in thousands)
Interest expense	$(1,845)	$(1,875)	$30
Other income, net	1,783	1,500	283
Interest Expense and Other Income, Net
Interest expense remained relatively flat during the year ended December 31, 2017 compared to the prior year.
Other income, net increased $0.3 million in 2017 compared to 2016 due to increases in interest income and in the amount recognized related to our job training reimbursement program. These increases were partially offset by losses on foreign currency transactions.
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
Quarterly Results of Operations
See “Unaudited Quarterly Results of Operations” included in Note 13 of this Annual Report on Form 10-K for the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016.

Liquidity and Capital Resources

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flow provided by (used in) operating activities	$5,520	$(10,369)	$(21,592)
Cash flow (used in) provided by investing activities	(6,473)	3,805	(19,777)
Cash flow provided by (used in) financing activities	9,822	(895)	(1,102)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$9,052	$(7,469)	$(42,381)
As of December 31, 2017, our cash, cash equivalents, and marketable securities totaled $76.7 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility and the ability to offer and sell securities pursuant to our shelf registration statement will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility matures in August 2018, and no amount was outstanding under the credit facility as of December 31, 2017.
We filed a universal shelf registration statement on Form S-3 with the SEC that became effective August 10, 2017. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our Class A common stock, preferred stock, debt securities, warrants, rights and units. The aggregate initial offering price of all securities sold by us under the shelf registration statement will not exceed $250.0 million.
Operating Activities
For the year ended December 31, 2017, cash provided by operating activities was $5.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $44.4 million, adjusted for non-cash charges of $3.5 million for depreciation and amortization of our property and equipment and intangible assets, $19.5 million of stock-based compensation, and $1.6 million for recognition of other income from government grants. The primary drivers of the changes in operating assets and liabilities were a $5.5 million increase in accounts receivable and a $0.8 million decrease in accrued expenses and other liabilities offset by a $29.4 million increase in deferred revenue, a $3.0 million decrease in prepaid expenses, and a $2.2 million increase in accounts payable. Short-term deferred revenue from subscription and support contracts increased $28.1 million from December 31,

2016 to December 31, 2017. Long-term deferred revenue from subscription and support contracts increased by $1.2 million from December 31, 2016 to December 31, 2017. Short-term deferred revenue from professional services increased by $0.1 million from December 31, 2016 to December 31, 2017. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in accounts receivable was attributable primarily to the timing of our billings and cash collections. The decrease in accrued expenses and other liabilities was due primarily to the timing of year-end bonus payments for 2017, as we moved the payment of bonuses to eligible non-executive employees from January to December. The decrease in prepaid expenses was due primarily to timing of payments relating to cloud infrastructure services and our annual user conference. The increase in accounts payable was attributable primarily to the timing of our cash payments.
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
Investing Activities
Cash used in investing activities of $6.5 million for the year ended December 31, 2017 was due primarily to $14.4 million for the purchase of marketable securities and $1.2 million of capital expenditures, partially offset by $9.3 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
Cash provided by investing activities of $3.8 million for the year ended December 31, 2016 was due primarily to $1.3 million for the purchase of marketable securities and $1.9 million of capital expenditures, more than offset by proceeds of $7.2 million from the sale of marketable securities. Our capital expenditures were associated primarily with leasehold improvements, computer equipment, and furniture and fixtures in support of expanding our infrastructure and work force.
Financing Activities
Cash provided by financing activities of $9.8 million for the year ended December 31, 2017 was due primarily to $12.5 million in proceeds from option exercises, partially offset by an aggregate $1.5 million in repayments on long-term debt and payments on capital lease and financing obligations and $1.1 million in taxes paid related to the net share settlements of stock-based compensation awards.

Cash used in financing activities of $0.9 million for the year ended December 31, 2016 was due primarily to $0.8 million in taxes paid related to the net share settlements of stock-based compensation awards and an aggregate $1.9 million in repayments on long-term debt and payments on capital lease and financing obligations, partially offset by $1.6 million in proceeds from option exercises.

Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2017, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations relating to office facilities	$18,844	$3,659	$4,865	$4,074	$6,246
Capital lease obligations, including interest for technology and equipment	66	66	—	—	—
Financing obligations, including interest for building	39,382	2,792	5,584	5,356	25,650
Cloud infrastructure services	8,900	4,100	4,800	—	—
Total contractual obligations	$67,192	$10,617	$15,249	$9,430	$31,896
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
In January 2018, we signed a new lease for approximately 30,000 square feet that will replace our existing offices in Denver and Boulder. The aggregate annual payments under the new lease will be approximately $1.0 million and are subject to annual increases over the lease term, which expires in February 2029.
Off-Balance Sheet Arrangements
During the years ended December 31, 2017, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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
Revenue Recognition
We commence revenue recognition for subscriptions to our cloud solutions and professional services when all of the following criteria are met:
  Persuasive evidence of an arrangement exists;
  The service has been or is being provided to the customer;
  Collection of the fees is reasonably assured; and
  The amount of fees to be paid by the customer is fixed or determinable.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards granted to our employees, non-employee directors, and other service providers based on the estimated fair value of the award on the grant date or reporting date, if required to be remeasured under the guidance. We utilize stock-based compensation in the form of restricted stock awards, restricted stock units, options to purchase Class A common stock and ESPP purchase rights. The fair value of each stock option award and ESPP purchase right is determined at the date of grant by applying the Black-Scholes option pricing model. The fair value of each restricted stock award is based on the number of shares granted and the closing price of our Class A common stock as reported on the New York Stock Exchange on the date of grant. The fair value of these awards is recognized as an expense on a straight line basis over the requisite service period.
All stock-based awards made since the date of our initial public offering have been for Class A common stock. All references to common stock in this “Stock-Based Compensation” section are to our Class A common stock and Class B common stock, as applicable.
Our option pricing model requires the input of highly subjective assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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
Please refer to Note 8 of the notes to consolidated financial statements for additional information on our estimates related to stock-based compensation.
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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, and British Pound Sterling. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, and British pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $(372,000), $67,000 and $(293,000) in the years ended December 31, 2017, 2016 and 2015, respectively.
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
Interest Rate Risk
As part of our build-to-suit lease arrangement, in addition to the base rent amount, we are responsible for the underlying mortgage held by the lessor, which is subject to a variable interest rate equal to the prime lending rate plus 1%. In addition, in August 2014, we entered into a $15.0 million credit facility. The credit facility is denominated in U.S. dollars and borrowings are subject to a variable interest rate equal to the prime lending rate. A hypothetical 10% increase or decrease in interest rates after December 31, 2017 would not have a material impact on our results of operations, our cash flows or the fair values of our outstanding debt or financing obligations.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $76.7 million as of December 31, 2017. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in an $166,000 market value reduction in our investment portfolio as of December 31, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2010.

Chicago, Illinois
February 22, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Workiva Inc.
Opinion on Internal Control over Financial Reporting
We have audited Workiva Inc.'s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Chicago, Illinois
February 22, 2018

WORKIVA INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$60,333	$51,281
Marketable securities	16,364	11,435
Accounts receivable, net of allowance for doubtful accounts of $388 and $900 at December 31, 2017 and December 31, 2016, respectively	28,800	22,535
Deferred commissions	2,376	1,864
Other receivables	975	1,545
Prepaid expenses	6,444	9,382
Total current assets	115,292	98,042

Property and equipment, net	40,444	42,590
Intangible assets, net	1,118	1,012
Other assets	861	1,499
Total assets	$157,715	$143,143

WORKIVA INC.
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)
	As of December 31,
	2017	2016

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,060	$849
Accrued expenses and other current liabilities	20,212	20,695
Deferred revenue	104,684	76,016
Deferred government grant obligation	217	1,022
Current portion of capital lease and financing obligations	1,168	1,285
Current portion of long-term debt	—	20
Total current liabilities	129,341	99,887

Deferred revenue	22,709	21,485
Deferred government grant obligation	278	1,000
Other long-term liabilities	3,896	4,100
Capital lease and financing obligations	18,425	19,743
Long-term debt	—	53
Total liabilities	174,649	146,268

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 32,165,407 and 30,369,199 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	32	30
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 10,203,371 and 10,891,888 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	10	11
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	248,289	217,454
Accumulated deficit	(265,337)	(220,911)
Accumulated other comprehensive income	72	291
Total stockholders’ deficit	(16,934)	(3,125)
Total liabilities and stockholders’ deficit	$157,715	$143,143

See accompanying notes.

WORKIVA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
	Year ended December 31,
	2017	2016	2015
Revenue
Subscription and support	$169,283	$143,120	$116,288
Professional services	38,586	35,526	28,984
Total revenue	207,869	178,646	145,272
Cost of revenue
Subscription and support	32,646	27,895	22,559
Professional services	27,599	23,730	17,645
Total cost of revenue	60,245	51,625	40,204
Gross profit	147,624	127,021	105,068
Operating expenses
Research and development	68,172	57,438	50,466
Sales and marketing	84,161	80,466	69,569
General and administrative	39,594	32,695	28,716
Total operating expenses	191,927	170,599	148,751
Loss from operations	(44,303)	(43,578)	(43,683)
Interest expense	(1,845)	(1,875)	(2,025)
Other income, net	1,783	1,500	2,302
Loss before provision (benefit) for income taxes	(44,365)	(43,953)	(43,406)
Provision (benefit) for income taxes	61	24	(7)
Net loss	$(44,426)	$(43,977)	$(43,399)
Net loss per common share:
Basic and diluted	$(1.07)	$(1.08)	$(1.09)
Weighted-average common shares outstanding - basic and diluted	41,618,838	40,671,133	39,852,624

See accompanying notes.

WORKIVA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
	Year ended December 31,
	2017	2016	2015
Net loss	$(44,426)	$(43,977)	$(43,399)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax (expense) of ($2), ($13) and ($101) for the years ended December 31, 2017, 2016 and 2015, respectively	(159)	18	133
Unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of $2, ($19), and $25 for the years ended December 31, 2017, 2016 and 2015, respectively	(60)	32	(39)
Other comprehensive (loss) income, net of tax	(219)	50	94
Comprehensive loss	$(44,645)	$(43,927)	$(43,305)

See accompanying notes.

WORKIVA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2014	39,641	$39	$189,168	$147	$(133,535)	$55,819
Stock-based compensation expense	—	—	11,000	—	—	11,000
Grant of restricted stock award	600	—	—	—	—	—
Issuance of common stock upon exercise of stock options	707	2	2,242	—	—	2,244
Net loss	—	—	—	—	(43,399)	(43,399)
Distribution to members	—	—	(35)	—	—	(35)
Cost of offering	—	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	94	—	94
Balances at December 31, 2015	40,948	$41	$202,371	$241	$(176,934)	$25,719
Stock-based compensation expense	—	—	14,247	—	—	14,247
Issuance of common stock upon exercise of stock options	374	—	1,597	—	—	1,597
Tax withholdings related to net share settlements of stock-based compensation awards	(61)	—	(761)	—	—	(761)
Net loss	—	—	—	—	(43,977)	(43,977)
Other comprehensive income	—	—	—	50	—	50
Balances at December 31, 2016	41,261	$41	$217,454	$291	$(220,911)	$(3,125)
Stock-based compensation expense	—	—	19,476	—	—	19,476
Issuance of common stock upon exercise of stock options	1,159	1	12,484	—	—	12,485
Issuance of restricted stock units	30	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(81)	—	(1,125)	—	—	(1,125)
Net loss	—	—	—	—	(44,426)	(44,426)
Other comprehensive loss	—	—	—	(219)	—	(219)
Balances at December 31, 2017	42,369	$42	$248,289	$72	$(265,337)	$(16,934)

See accompanying notes.

WORKIVA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(44,426)	$(43,977)	$(43,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,546	3,820	4,410
Stock-based compensation expense	19,476	14,247	11,000
(Recovery of) provision for doubtful accounts	(517)	185	449
Realized gain on sale of available-for-sale securities, net	—	(6)	(13)
Amortization of premiums and discounts on marketable securities, net	101	147	77
Recognition of deferred government grant obligation	(1,578)	(1,141)	(2,383)
Deferred income tax	—	(32)	(76)
Changes in assets and liabilities:
Accounts receivable	(5,546)	(7,101)	(5,080)
Deferred commissions	(498)	(497)	(520)
Other receivables	577	(732)	(523)
Prepaid expenses	2,952	(5,513)	(734)
Other assets	618	(654)	81
Accounts payable	2,206	(3,930)	2,331
Deferred revenue	29,367	34,211	7,297
Accrued expenses and other liabilities	(758)	604	5,390
Change in restricted cash	—	—	101
Net cash provided by (used in) operating activities	5,520	(10,369)	(21,592)

Cash flows from investing activities
Purchase of property and equipment	(1,188)	(1,901)	(1,843)
Purchase of marketable securities	(14,369)	(1,301)	(24,069)
Maturities of marketable securities	9,281	—	—
Sale of marketable securities	—	7,197	6,521
Purchase of intangible assets	(197)	(190)	(386)
Net cash (used in) provided by investing activities	(6,473)	3,805	(19,777)

WORKIVA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2017	2016	2015
Cash flows from financing activities
Payment of equity issuance costs	—	—	(1,346)
Proceeds from option exercises	12,485	1,597	2,244
Taxes paid related to net share settlements of stock-based compensation awards	(1,125)	(761)	—
Changes in restricted cash	—	—	300
Repayment of other long-term debt	(73)	(18)	(84)
Principal payments on capital lease and financing obligations	(1,435)	(1,863)	(2,282)
Distributions to members	—	—	(381)
Proceeds from government grants	51	183	548
Deferred financing costs	(81)	(33)	—
Repayment of government grant	—	—	(101)
Net cash provided by (used in) financing activities	9,822	(895)	(1,102)
Effect of foreign exchange rates on cash	183	(10)	90

Net increase (decrease) in cash and cash equivalents	9,052	(7,469)	(42,381)
Cash and cash equivalents at beginning of year	51,281	58,750	101,131
Cash and cash equivalents at end of year	$60,333	$51,281	$58,750

Supplemental cash flow disclosure
Cash paid for interest	$1,627	$1,835	$2,048
Cash paid for income taxes, net of refunds	$42	$47	$64

Supplemental disclosure of noncash investing and financing activities
Fixed assets acquired through capital lease arrangements	$—	$—	$527
Government grant recorded against property and equipment, net	$—	$—	$908
Allowance for tenant improvements	$—	$481	$698
Purchases of property and equipment, accrued but not paid	$—	$—	$354
See accompanying notes.

WORKIVA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the "Company" or "we" or "us") created Wdesk, an intuitive cloud platform that modernizes how people work within thousands of organizations. Wdesk is built on a data management engine, offering controlled collaboration, data connections, granular permissions and a full audit trail. We offer Wdesk solutions for a wide range of use cases in the following markets: finance and accounting, audit and internal controls, risk and compliance and performance and management reporting. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, and Canada.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Workiva Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within “Other income, net” on the consolidated statements of operations. We recorded $(372,000), $67,000 and $(293,000) of transaction (losses) gains during the years ended December 31, 2017, 2016 and 2015, respectively.
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

Marketable Securities
Our marketable securities consist of U.S. corporate debt securities and U.S. treasury debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” on the consolidated balance sheets until realized. Dividend income is reported within “Other income, net” on the consolidated statements of operations. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in “Other income, net” on the consolidated statements of operations.
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
Our accounts receivable are derived primarily from customers located in North America. We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2017 or 2016.
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under capital leases or financing arrangements over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense totaled $3.4 million, $3.7 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and included $1.6 million, $2.1 million and $2.4 million of amortization of assets recorded under capital leases during the years ended December 31, 2017, 2016 and 2015, respectively.

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
We commence revenue recognition for subscriptions to our cloud applications and professional services when all of the following criteria are met:
  There is persuasive evidence of an arrangement;
  The service has been or is being provided to the customer;
  Collection of the fees is reasonably assured; and
  The amount of fees to be paid by the customer is fixed or determinable.
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
Subscription contracts have standalone value as we sell the subscriptions separately. In determining whether professional services can be accounted for separately from subscription services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new customers without professional services. In the years ended December 31, 2017, 2016 and 2015, we determined that we had established standalone value for our professional services. This determination was made due primarily to the ability of the customer to complete these tasks without assistance and the sale of services separate from the initial subscription order. Because we established standalone value for our professional services in the years ended December 31, 2017, 2016 and 2015, such service arrangements are being accounted for separately from subscription services.
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
Sales and Marketing Expenses and Deferred Commissions
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs, and facility costs. We amortize sales commissions that are directly attributable to a contract over the lesser of 12 months or the non-cancelable term of the customer contract based on the terms of our commission arrangements.
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $2.7 million, $2.7 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Accumulated amortization of patents as of December 31, 2017 and 2016 was approximately $218,000 and $127,000, respectively. Future amortization expense for legally approved patents is estimated at  $94,000 per year through 2022 and approximately $211,000 thereafter.
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
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using a fair-value based method. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We use the Black-Scholes option-pricing model to determine the fair values of stock option awards. For restricted stock and restricted stock units, fair value is based on the closing price of our common stock on the grant date.

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
On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes widespread changes to the Internal Revenue Code, including, among other items, the introduction of a new international "Global Intangible Low-Taxed Income" ("GILTI") regime effective January 1, 2018. Companies may adopt one of two views in regards to establishing deferred taxes in accordance with the new ("GILTI") regime under ASC 740. Companies may account for the effects of GILTI either (1) in the period the entity becomes subject to GILTI, or (2) establish deferred taxes (similar to the guidance that currently exists with respect to basis differences that will reverse under current Subpart F rules) for basis differences that upon reversal will be subject to GILTI. We have elected to account for GILTI in the period we become subject to GILTI.
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

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this ASU, entities are permitted to make an accounting policy election either to estimate forfeitures on share-based payment awards, as required by current guidance, or to recognize forfeitures as they occur in addition to other changes. The guidance became effective for interim and annual periods beginning after December 15, 2016. We adopted this standard effective January 1, 2017. We elected to recognize forfeitures on share-based payment awards as they occur. The adoption, along with the remaining provisions of ASU 2016-09, did not have a material impact on our consolidated financial statements.
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
New Accounting Pronouncements
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations. As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
We adopted this guidance as of January 1, 2018, utilizing the modified retrospective transition method only with respect to contracts that were not completed as of January 1, 2018. This transition adjustment will be recorded as a one-time decrease to the opening balance of our accumulated deficit as of January 1, 2018 and will be comprised of the following revenue and cost items.
The adoption of ASC 606 will require us to recognize revenue from certain of our professional services over time rather than upon completion of the services. We expect this change will result in some acceleration of revenue recognition.
We have determined that an agreement to purchase our professional services constitutes an option to purchase services in accordance with ASC 606-10-55-41 rather than an agreement that creates enforceable rights and obligations because of the customer’s contractual right to cancel the unused services. We have determined that certain of our professional service agreements do not contain a material right and are only accounted for in accordance with ASC 606 when the customer exercises its option to purchase additional goods or services. In the case of agreements where we have determined that the option provides the customer with a material right, we will be required to allocate a portion of the transaction price to the material right. The treatment of customer options under ASC 606 may result in a different allocation of the transaction price than under current guidance.

In addition, under current guidance, the amount that is allocated to, and recognized as revenue related to, a delivered service is limited to the amount that is not contingent on completion of the remaining performance obligations. We expect the removal of this limitation on contingent revenue under ASC 606 to result in revenue being recognized earlier for certain contracts.
In addition, ASU 2014-09 requires that all incremental costs of obtaining a contract with a customer be recognized as an asset. The guidance also requires that these costs be deferred over a term that is consistent with the transfer of services related to the asset. Based on our preliminary analysis, we believe this term will be approximately three years compared to one year or less under current guidance. We elected to apply this guidance to the incremental costs related to open contracts as of January 1, 2018. We expect to record a $5.3 million adjustment to the opening balance of our accumulated deficit to capitalize additional costs of obtaining a contract as of January 1, 2018.
Under ASC 606, in addition to recording deferred revenue when the related cash payments are received for noncancellable services, we will record deferred revenue when payments are due in advance of our performance of those services. We expect this change will result in an offsetting increase in accounts receivable and deferred revenue.
In the fourth quarter of 2017, we substantially completed our project plan to apply the necessary changes to accounting processes, procedures, systems and internal controls, and we plan to finalize our transition adjustment under ASU 2014-09 in the first quarter of 2018.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that companies include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We are adopting this guidance as of the effective date. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We are adopting this guidance as of the effective date. The implementation of this standard is not expected to have a significant impact on our consolidated financial statements.

2. Marketable Securities
At December 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,083	$—	$(8)	$3,075
U.S. corporate debt securities	13,350	—	(61)	13,289
Money market funds	49,452	—	—	49,452
	$65,885	$—	$(69)	$65,816
Included in cash and cash equivalents	$49,452	$—	$—	$49,452
Included in marketable securities	$16,433	$—	$(69)	$16,364
At December 31, 2016, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,503	$—	$(5)	$3,498
U.S. corporate debt securities	7,943	1	(7)	7,937
Money market funds	43,496	—	—	43,496
	$54,942	$1	$(12)	$54,931
Included in cash and cash equivalents	$43,496	$—	$—	$43,496
Included in marketable securities	$11,446	$1	$(12)	$11,435
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$1,976	$(7)	$1,099	$(1)
U.S. corporate debt securities	13,289	(61)	—	—
Total	$15,265	$(68)	$1,099	$(1)
We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of December 31, 2017 to hold these investments until the cost basis is recovered.

3. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Property and Equipment, net
Property and equipment, net as of December 31, 2017 and 2016 consisted of (in thousands):

	As of December 31,
	2017	2016
Buildings	$36,608	$36,603
Computers, equipment and software	6,277	5,954
Furniture and fixtures	8,428	8,283
Vehicles	97	97
Leasehold improvements	4,669	4,682
	56,079	55,619
Less: accumulated depreciation and amortization	(15,635)	(13,029)
	$40,444	$42,590
The following assets included in property and equipment, net were acquired under capital and financing leases (see Note 5) (in thousands):

	As of December 31,
	2017	2016
Buildings	$36,608	$36,603
Computers and equipment	666	1,747
	37,274	38,350
Less: accumulated amortization	(5,891)	(5,134)
	$31,383	$33,216
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2017 and 2016 consisted of (in thousands):

	As of December 31,
	2017	2016
Accrued vacation	$6,087	$4,368
Accrued commissions	3,297	2,382
Accrued bonuses	4,419	8,927
Estimated health insurance claims	1,090	1,210
ESPP employee contributions	1,419	—
Accrued other liabilities	3,900	3,808
	$20,212	$20,695

Other Income, net
Other income, net for the years ended December 31, 2017, 2016 and 2015 consisted of (in thousands):

	For the year ended December 31,
	2017	2016	2015
Interest income	$586	$286	$151
Recognition of IEDA government grant	—	—	1,638
Income from training reimbursement program	1,578	1,141	744
(Losses) gains on foreign currency transactions	(372)	67	(293)
Other	(9)	6	62
	$1,783	$1,500	$2,302

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of December 31, 2017 and 2016, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.

Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2017			Fair Value Measurements as of December 31, 2016
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$49,452	$49,452	$—	$43,496	$43,496	$—
U.S. treasury debt securities	3,075	—	3,075	3,498	—	3,498
U.S. corporate debt securities	13,289	—	13,289	7,937	—	7,937
	$65,816	$49,452	$16,364	$54,931	$43,496	$11,435

Included in cash and cash equivalents	$49,452			$43,496
Included in marketable securities	$16,364			$11,435

5. Commitments and Contingencies
Lease Commitments
We lease certain office and residential space under non-cancelable operating leases with various lease terms through June 2043. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $4.7 million,  $3.9 million and $3.7 million, respectively.
In January 2018, we signed a new lease for approximately 30,000 square feet that will replace our existing offices in Denver and Boulder. The aggregate annual payments under the new lease will be approximately $1.0 million and are subject to annual increases over the lease term, which expires in February 2029.
We lease computer equipment under capital lease agreements that expire through September 2018. The total amount financed under these capital leases was $0.5 million during the year ended December 31, 2015. No new assets were financed under capital leases during the years ended December 31, 2017 and 2016.
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
As of December 31, 2017, future estimated minimum lease payments under non-cancelable operating, capital and financing leases were as follows (in thousands):

	Operating Leases	Capital Leases	Financing Obligations
2018	$3,659	$66	$2,792
2019	2,630	—	2,792
2020	2,235	—	2,792
2021	2,187	—	2,792
2022	1,887	—	2,564
Thereafter	6,246	—	25,650
Total minimum lease payments	$18,844	66	39,382
Less: Amount representing interest		(2)	(19,853)
Present value of capital lease and financing obligations		$64	$19,529
Government Grants
Since 2009, we have participated in a program with a local area community college, enlisted by the state of Iowa, that provides reimbursement of training dollars spent on employees hired in Iowa. The community college funds training through the sale of certificates for the amount of anticipated training expenses to be incurred and an estimate of the costs to administer the program. At each payroll date, the state allows us to divert a specified portion of employee state income tax withholdings for the qualified employees to the community college. The community college uses the funds to pay for the program and principal and interest on the certificates. In the event that the funds generated from withholding taxes are insufficient to pay the principal and interest on the certificates, we would be liable for any shortfall. To date, we have entered into five agreements under this program. In addition, we have been reimbursed for training costs incurred for a total of 410 employees.
During the years ended December 31, 2017, 2016 and 2015, we were reimbursed $52,000, $83,000 and $0, respectively. We have concluded that the realization of these amounts is contingent on continuing employment levels. Therefore, in accordance with ASC 450, the amounts received are recorded on the balance sheet as a liability until all contingencies have been resolved. We release the liability to “Other income, net” on our statement of operations once the amounts diverted and paid to the community college have reduced the total principal and interest due on the certificates to a level below the amounts reimbursed to date. The amount recognized in other income is measured as the excess of the reimbursements received as of each balance sheet date over the total principal and interest due on the certificates, net of amounts diverted. To the extent we have not diverted amounts sufficient to reduce the principal and interest on the certificates to a level below the reimbursements received for each of the programs, there is no benefit recorded in the statement of operations.

During the years ended December 31, 2017, 2016 and 2015, the total benefit recorded on the statement of operations was $1.6 million, $1.0 million and $744,000, respectively. At December 31, 2017 and 2016, there was $261,000 and $1.8 million included in “Deferred government grant obligation” on the consolidated balance sheet, respectively. The deferred liability is classified as current or non-current based on the estimated timing of when the amounts will be recorded as income. At December 31, 2017 and 2016, there was $217,000 and $1.0 million classified as a current liability, respectively.
In February 2011, we received financing from the Iowa Economic Development Authority (IEDA) that provided for a grant in the form of a forgivable loan totaling $2.3 million. In December 2015, after completing the project close out procedures, IEDA determined that 10 of the 251 positions originally hired under this grant did not meet minimum wage requirements resulting in a repayment of $88,000. The remaining balance under the forgivable loan portion of this government grant of $2.2 million was recognized during the fourth quarter of 2015, with $608,000 recorded as a reduction of our property and equipment and $1.6 million included in “Other income, net” on the consolidated statement of operations. At December 31, 2017 and 2016, there were no amounts outstanding related to the forgivable loan included in “Deferred government grant obligation” on the consolidated balance sheet.
Other Purchase Commitments
In November 2017, we entered into an agreement with a third party provider of cloud infrastructure services for a period of two years beginning December 1, 2017. The agreement provides that we are committed to pay $4.1 million and $4.8 million during the years ended December 31, 2018 and 2019, respectively.
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

6. Debt
Other Long-Term Debt
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank, which was subsequently amended. The credit facility can be used to fund working capital and general business requirements and matures in August 2018. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility’s interest rate was 4.5% at December 31, 2017. We recorded no interest expense for the years ended December 31, 2017, 2016 and 2015 related to such debt agreement. No amounts were outstanding under the credit facility as of December 31, 2017 and 2016.

7. Stockholders’ Equity (Deficit)
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
As of December 31, 2017, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units. There were no other grants of any other award types under the Plans.
In June 2016, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,900,000. As of December 31, 2017, 1,999,415 shares of Class A common stock were available for grant under the 2014 Plan.
Our Employee Stock Purchase Plan (“ESPP”) became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2017, 5,000,000 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period. The ESPP’s initial offering period began in July 2017. As of December 31, 2017, we held employee contributions of approximately $1.4 million for future purchases under the ESPP included within accrued expenses and other current liabilities on the consolidated balance sheet. Accordingly, no shares of Class A common stock had been purchased or distributed pursuant to the ESPP as of December 31, 2017.

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2017	2016	2015
Cost of revenue
Subscription and support	$738	$493	$363
Professional services	465	411	349
Operating expenses
Research and development	2,224	2,365	1,924
Sales and marketing	2,983	2,075	1,727
General and administrative	13,066	8,903	6,637
Total	$19,476	$14,247	$11,000
The fair value of each option grant and ESPP purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. For stock options, expected volatility is based on the historical volatility of our Class A common stock and historical volatilities for publicly traded stock of comparable companies over the estimated expected life of the options. For the ESPP purchase rights, expected volatility is based on the historical volatility of our Class A common stock. The expected term represents the period of time the options and the ESPP purchase rights are expected to be outstanding. For stock options, the expected term is based on the “simplified method” as defined by SEC Staff Accounting Bulletin No. 110 (Topic 14.D.2). We use the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the options. The expected term for the ESPP purchase rights approximates the offering period. The risk-free interest rate is based on yields on U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) with a maturity similar to the estimated expected term of the options and ESPP purchase rights.
The fair value of our stock options and ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2017	2016	2015
Stock Options
Expected term (in years)	0.2 - 6.1	6.0 - 6.1	6.1
Risk-free interest rate	1.5% - 2.2%	1.2% - 2.1%	1.4% - 1.9%
Expected volatility	23.7% - 43.8%	43.0% - 45.3%	42.4% - 47.1%

ESPP
Expected term (in years)	0.5	—	—
Risk-free interest rate	1.2%	—%	—%
Expected volatility	28.5%	—%	—%

Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2017:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2016	7,532,455	$12.22	7.2	$19,988
Granted	2,111,253	16.10
Forfeited	(339,111)	14.93
Exercised	(1,158,820)	10.77
Outstanding at December 31, 2017	8,145,777	$13.33	7.0	$65,913

Exercisable at December 31, 2017	4,607,812	$11.49	5.7	$45,653
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $9.8 million, $3.9 million and $8.4 million, respectively.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $6.79, $6.79 and $6.53, respectively. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was approximately $10.2 million, $9.3 million and $8.7 million, respectively. Total unrecognized compensation expense of $19.7 million related to options will be recognized over a weighted-average period of 2.5 years.
Restricted Stock Awards
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016, and 2015 was approximately $2.7 million, $3.3 million, and $750,000 respectively.

The following table summarizes the restricted stock award activity under the Plan for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2016	353,335	$13.40
Granted	—	—
Forfeited	—	—
Vested	(190,003)	13.40
Unvested at December 31, 2017	163,332	$13.40
Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At December 31, 2017, there was approximately $0.2 million of total unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 0.1 years.
Restricted Stock Units
We have granted restricted stock units to our executive officers that vest in three equal annual installments from the date of grant and to non-employee members of our Board of Directors with one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the year ended December 31, 2017 was approximately $3.6 million. No restricted stock units vested during the years ended December 31, 2016 or 2015.
The following table summarizes the restricted stock unit activity under the Plan for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2016	381,952	$15.11
Granted	413,792	13.95
Forfeited	—	—
Vested(1)	(221,672)	14.48
Unvested at December 31, 2017	574,072	$14.51
(1) As of December 31, 2017, recipients of 191,485 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2017, there was approximately $5.0 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At December 31, 2017, there was approximately $27,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.03 years.

9. Accumulated Other Comprehensive Income
The following table summarizes the activity of accumulated other comprehensive income during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income
Balance at December 31, 2014	$147	$—	$147
Other comprehensive income (loss)	133	(39)	94
Balance at December 31, 2015	280	(39)	241
Other comprehensive income	18	32	50
Balance at December 31, 2016	298	(7)	291
Other comprehensive loss	(159)	(60)	(219)
Balance at December 31, 2017	$139	$(67)	$72

10. Segments
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment. During the years ended December 31, 2017, 2016 and 2015,  92.1%, 93.8% and 94.3% of our revenue, respectively, and substantially all of our long-lived assets were attributable to operations in the United States.

11. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	For the year ended December 31,
	2017	2016	2015
United States	$(44,246)	$(43,952)	$(42,788)
Foreign	(119)	(1)	(618)
Total	$(44,365)	$(43,953)	$(43,406)
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2017	2016	2015
Current
State	$42	$12	$69
Foreign	19	44	—
Total Current	$61	$56	$69

Deferred
Federal	$—	$(32)	$(76)
Total Deferred	$—	$(32)	$(76)

Total	$61	$24	$(7)

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax benefit at federal statutory rate	$(15,528)	$(15,384)	$(15,192)
State taxes, net of federal benefit	(1,802)	(1,377)	(1,833)
Revaluation of deferred tax items due to tax rate change (federal and state)	22,880	—	—
Revaluation of deferred tax asset for current year net operating loss due to tax rate change	4,134	—	—
Permanent differences including section 162(m) limitations, stock compensation, gain on foreign restructuring, and meals & entertainment	5,141	1,292	636
Tax benefit of federal R&D credit	(2,366)	(1,781)	(1,270)
Recognition of excess tax benefits related to share-based payments	(3,606)	—	—
Valuation allowance	(8,586)	17,013	17,697
Other	(206)	261	(45)
Total income tax provision	$61	$24	$(7)
The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Property and equipment	$15	$12
Accruals and reserves	199	1,104
Deferred rent	931	1,565
Compensation and benefits	11,973	16,048
Deferred revenue	4,762	3,255
Net operating loss and credits	41,108	45,625
Other	167	180
Total deferred tax assets	59,155	67,789
Valuation allowance	(58,639)	(67,225)
Total deferred tax assets	516	564
Deferred tax liabilities:
Property and equipment	(440)	(403)
Other deferred tax liabilities	(76)	(161)
Deferred tax liabilities	(516)	(564)
Total	$—	$—

On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the "Tax Cuts and Jobs Act" (the "TCJA"). The TCJA makes widespread changes to the Internal Revenue Code, including, among other items, a reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018. The carrying value of our deferred tax assets and liabilities is also determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate will impact the carrying value of our deferred tax assets and liabilities. Under the new corporate income tax rate of 21%, deferred income tax assets, net have decreased by $22.9 million and the valuation allowance has decreased by $22.9 million. There was no net effect of the tax reform enactment on the financial statements as of December 31, 2017.
We continue to evaluate the impacts of the TCJA and will consider additional guidance from the U.S. Treasury Department, IRS or other standard-setting bodies. Further adjustments, if any, will be recorded by us during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
Effective July 1, 2017, the Company completed a restructuring of its foreign operations. A newly formed holding company was set up in the United Kingdom, Workiva Holdings Limited, which will be treated as a controlled foreign corporation from a U.S. income tax perspective. The outstanding stock ownership of the existing foreign subsidiaries were contributed to Workiva Holdings Limited, effective July 1, 2017, which triggered a taxable gain for the difference in fair market value compared to the tax basis in the entities for U.S. income tax purposes. The estimated gain recorded is $13.9 million which is included as a permanent book-tax difference. The gain is expected to be fully offset by current year net operating losses.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net deferred tax asset at December 31, 2017, because we believe it is more likely than not that these benefits will not be realized.
As of December 31, 2017, we have federal and state net operating loss carryforwards of approximately $133.8 million and $101.2 million, respectively, available to reduce any future taxable income. The federal net operating loss carryforwards will expire in varying amounts between years 2034 and 2037. The state net operating loss carryforwards will expire in varying amounts between years 2021 and 2037. Additionally, we have total net operating loss carryforwards from international operations of $480,000 that will expire in varying amounts beginning in 2033. We also have approximately $6.0 million of federal and $1.3 million of state tax credit carryforwards as of December 31, 2017. The federal credits will expire in varying amounts between the years 2034 and 2037. The state credits expire beginning in 2021.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended December 31,
	2017	2016
Unrecognized tax benefits-beginning of period	$168	$—
Additions for tax positions related to prior year	—	168
Reductions for tax positions related to prior year	—	—
Foreign currency adjustments	23	—
Additions for tax positions related to current year	—	—
Unrecognized tax benefits-end of period	$191	$168
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2017, due to the availability of net operating losses.
We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months. Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended December 31, 2017, 2016 and 2015.

We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, tax years for 2014 through 2017 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2014.

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

A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(33,016)	$(11,410)	$(31,644)	$(12,333)	$(30,075)	$(13,324)

Denominator
Weighted-average common shares outstanding - basic and diluted	30,929,899	10,688,939	29,265,605	11,405,528	27,617,350	12,235,274
Basic and diluted net loss per share	$(1.07)	$(1.07)	$(1.08)	$(1.08)	$(1.09)	$(1.09)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2017	2016	2015
Shares subject to outstanding common stock options	8,145,777	7,532,455	6,969,133
Shares subject to unvested restricted stock awards	163,332	353,335	600,025
Shares issuable pursuant to the ESPP	85,509	—	—

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

	Three months ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
	(in thousands)
Revenue
Subscription and support	$45,549	$43,214	$40,980	$39,540	$38,329	$36,237	$34,969	$33,585
Professional services	8,957	8,854	8,411	12,364	8,045	8,473	8,042	10,966
Total revenue	54,506	52,068	49,391	51,904	46,374	44,710	43,011	44,551
Cost of revenue
Subscription and support	8,779	8,472	7,758	7,637	7,244	6,694	7,039	6,918
Professional services	7,310	7,180	6,528	6,581	5,964	6,040	5,538	6,188
Total cost of revenue	16,089	15,652	14,286	14,218	13,208	12,734	12,577	13,106
Gross profit	38,417	36,416	35,105	37,686	33,166	31,976	30,434	31,445
Operating expenses
Research and development	18,870	17,527	16,239	15,536	14,533	14,342	14,047	14,516
Sales and marketing	21,949	23,712	19,787	18,713	18,196	22,354	19,828	20,088
General and administrative (1)	12,271	8,959	8,943	9,421	7,845	8,015	7,882	8,953
Total operating expenses	53,090	50,198	44,969	43,670	40,574	44,711	41,757	43,557
Loss from operations	(14,673)	(13,782)	(9,864)	(5,984)	(7,408)	(12,735)	(11,323)	(12,112)
Interest expense	(451)	(464)	(475)	(455)	(455)	(462)	(468)	(490)
Other income, net	797	198	176	612	348	298	278	576
Loss before (benefit) provision for income taxes	(14,327)	(14,048)	(10,163)	(5,827)	(7,515)	(12,899)	(11,513)	(12,026)
(Benefit) provision for income taxes	(6)	25	33	9	1	(8)	12	19
Net loss	$(14,321)	$(14,073)	$(10,196)	$(5,836)	$(7,516)	$(12,891)	$(11,525)	$(12,045)
Net loss per common share:
Basic and diluted	$(0.34)	$(0.34)	$(0.25)	$(0.14)	$(0.18)	$(0.32)	$(0.28)	$(0.30)
Weighted-average common shares outstanding - basic and diluted	42,108,764	41,815,139	41,429,691	41,108,611	40,872,772	40,762,960	40,593,908	40,451,668
(1) During the fourth quarter of 2017, we recorded an additional $1.9 million to general and administrative expense due to certain severance arrangements.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
In October 2017, we implemented a new financial accounting module to our accounting system to support revenue recognition in accordance with ASC 606. In addition, we have made enhancements and modifications to existing internal controls and procedures to ensure compliance with the new guidance. These changes to our control environment were substantially completed in the fourth quarter of 2017.

Other than the items noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information
Employment Agreements
On February 19, 2018, we entered into executive employment agreements with Scott Ryan, Executive Vice President, Global Sales, and Mithun Banarjee, Executive Vice President, Global Operations. These agreements provide for at-will employment and include an initial base salary, an indication of eligibility for an annual cash incentive award opportunity, and equity awards at the discretion of our board of directors. These agreements also contain restrictions on non-competition and non-solicitation for the six-month period following termination. In addition, each of Messrs. Ryan and Banarjee has executed our standard confidential information and invention assignment agreement.
The employment agreements with Messrs. Ryan and Banarjee provide that certain payments and benefits would be due upon a termination of employment or a change in control.
If the employment of either Mr. Ryan or Mr. Banarjee is terminated by us for “cause” or by him without “good reason,” we will pay him (i) accrued but unpaid salary and benefits and (ii) any earned but unpaid bonus from the prior year.
If the employment of either Mr. Ryan or Mr. Banarjee is terminated due to his death or disability we will pay to him (i) accrued but unpaid salary and benefits, (ii) any earned but unpaid bonus from the prior year, (iii) a pro-rated bonus for the current year and (iv) a lump-sum payment equal to his annual base salary plus his target bonus for the current year.
If the employment of either Mr. Ryan or Mr. Banarjee is terminated by us without cause or by him for good reason, we will pay to him (i) accrued but unpaid salary and benefits, (ii) any earned but unpaid bonus from the prior year, (iii) a pro-rated bonus for the current year and (iv) a severance payment equal to two times his annual base salary plus his target bonus for the current year. In addition, the vesting of his outstanding equity awards will be accelerated, and he will be released from his non-competition and non-solicitation restrictions.
If the employment of either Mr. Ryan or Mr. Banarjee is terminated by us without cause or by him for good reason in the three months prior to or twelve months following a change in control, we will pay to him (i) accrued but unpaid salary and benefits, (ii) any earned but unpaid bonus from the prior year, (iii) his target bonus for the year in which the termination occurs (or if greater, the year in which the change in control occurs) and (iv) a severance payment equal to three times his annual base salary plus target bonus. In addition, the vesting of his outstanding equity awards will be accelerated, and he will be released from his non-competition and non-solicitation restrictions.

Short-Term Incentive Plan
On February 16, 2018, the Compensation Committee of our Board of Directors approved the 2018 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2018. The Plan provides executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2018, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance
a)  Directors of the Company.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)  Executive Officers of the Company.
Matthew M. Rizai, Ph.D. 61, has served as our Chairman and Chief Executive Officer since December 2014 and served as the Chief Executive Officer and a Managing Director of Workiva LLC from 2009 to December 2014. He has over 20 years of experience as a Mechanical Engineer and nearly 15 years of experience leading technology companies. Prior to founding Workiva, Mr. Rizai was the Chairman and Chief Executive Officer of Engineering Animation, Inc. (NASDAQ: EAII) (EAI) from 1990 to 2000, when it was acquired by Unigraphics Solutions (now part of Siemens USA). Prior to EAI, Mr. Rizai was a senior research engineer at General Motors Research Laboratories, an analyst at Arch Development Corporation, and a development engineer at Ford Motor Company. He also co-founded Computer Aided Design Software, Inc. From 2003 to 2013, Mr. Rizai was a board member of Stafford Development Company, a real estate, hospitality, restaurant and health care services company based in Tifton, GA. Mr. Rizai earned a B.S., M.S. and Ph.D. in Mechanical Engineering from Michigan State University and an M.B.A. from the University of Chicago Booth School of Business.
Martin J. Vanderploeg, Ph.D., 61, has served as our President and Chief Operating Officer since December 2014 and served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 to December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI’s Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Jeffrey D. Trom, Ph.D., 57, has served as Executive Vice President and Chief Technology Officer since December 2014 and served as a Managing Director and Chief Technology Officer of Workiva LLC from 2008 to December 2014. He has over 20 years of experience working with information technology and development. Prior to founding Workiva, Mr. Trom was a founder of EAI and served as EAI’s Vice President from 1990 and as Chief Technology Officer in charge of software architecture, development and deployment from 1999 until EAI was acquired by Unigraphics Solutions in 2000. Thereafter, Mr. Trom served as a technical consultant for various technology companies, including Electronic Data Systems from 2000 to 2002. He is president of the board of Middle Creek Montessori, a non-profit school in Bozeman, Montana. Mr. Trom earned a B.S. and M.S. in Mechanical Engineering from University of Iowa and a Ph.D. in Mechanical Engineering from Iowa State University.
Joseph H. Howell, 65, has served as our Executive Vice President for Strategic Initiatives since December 2014 and served as a Managing Director of Workiva LLC from 2008 to December 2014. He has over 25 years of experience in senior financial management and SEC reporting experience, including with early stage companies. Prior to founding Workiva in 2008, Mr. Howell was the Managing Director of Financial Intelligence, LLC from 2007 until 2008. From 2002 to 2004, Mr. Howell served as Chief Financial Officer of Eid Passport, and, from 2000 to 2002, he was the Chief Financial Officer of

Webridge, Inc., which was acquired by Click Commerce. He was also the Chief Financial Officer from 1998 to 2000 of EMusic.com (NASDAQ: EMUS), which was acquired by Universal Music Group. In addition, Mr. Howell served as the Chief Financial Officer of Merix Corporation (NASDAQ: MERX) from 1995 to 1998, Acting Chief Financial Officer for Borland Software (NASDAQ: BORL) from 1994 to 1995, and the Chief Accounting Officer for Borland Software from 1988 to 1995. Mr. Howell is a certified public accountant (inactive), and he earned a B.A. from the University of Michigan and an M.S. in Accounting from Eastern Michigan University.
J. Stuart Miller, 57, has served as our Executive Vice President and Chief Financial Officer since December 2014. He also served as our Treasurer from December 2014 to June 2017 and served as Chief Financial Officer of Workiva LLC from April 2014 to December 2014. He has over 25 years of experience advising on mergers and acquisitions and capital raising for various companies. Prior to joining Workiva in April 2014, Mr. Miller was a Managing Director of Colonnade Advisors, a mergers and acquisitions advisory firm that he founded in 1999. Previously, he was a Managing Director in the Investment Banking Department of J.P. Morgan. Mr. Miller joined J.P. Morgan from Credit Suisse First Boston, where he had worked in the Investment Banking Department. He earned a B.A. from Washington & Lee University and an M.B.A. from Harvard Business School.
Troy M. Calkins, 51, Mr. Calkins has served as our Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary since November 2017, after previously serving as our Executive Vice President, General Counsel and Secretary since December 2014. He also served as General Counsel of Workiva LLC from February 2014 to December 2014. Prior to joining Workiva, he was a partner at Drinker Biddle & Reath LLP, where he spent 19 years in the firm’s Corporate and Securities Practice Group. His practice focused on counseling both private and public companies on legal strategy, corporate compliance and governance, and private and public securities offerings. He earned a B.A. from Michigan State University and a J.D. from the University of Michigan Law School.
Scott Ryan, 46, Mr. Ryan has served as our Executive Vice President of Global Sales since March 2017. Previously, he served as our Vice President of Global Sales from August 2016 to March 2017. Prior to Workiva, Mr. Ryan was employed by IBM in various sales leadership positions from April 2005 to August 2016, most recently as the Vice President of North America Cyber Security Sales. Prior to IBM, he held software sales and leadership positions at various levels at Interwoven and SAS Institute. Mr. Ryan also served as a U.S. Army officer. He earned a B.S. in System Engineering from the U.S. Military Academy at West Point and an M.B.A. from the Darden School of Business at the University of Virginia.
Mitz Banarjee, 39, Mr. Banarjee has served as our Executive Vice President of Global Operations since September 2017. Previously, Mr. Banarjee served as our Executive Vice President of Global Client Services from March to August 2017, Vice President of Global Client Services from March 2015 to March 2017 and Director of Customer First Culture from December 2014 to February 2015. He also served Workiva LLC as Director of Customer First Culture from March 2012 to December 2014 and Director of Customer Operations from March 2010 to February 2012. Prior to Workiva, Mr. Banarjee was Director of Client Services at Yodle (acquired by Web.com in 2016). Previously, he managed customer relationship teams at AT&T and AOL. He earned a B.A. in Information Systems from the University of Lincoln in England, UK.
c)  Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
d)  Code of Ethics.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

e)  Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
  Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

3.2	Bylaws of Workiva Inc., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

4.1	Form of the Company’s Class A common stock certificate, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

4.2	Form of senior indenture, incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on August 3, 2017.

4.3	Form of subordinated indenture, incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on August 3, 2017.

10.1*	Amended and Restated Workiva Inc. 2009 Unit Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.2*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

10.3*
Form of Nonqualified Stock Option Grant for Executive Officers under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.4*
Form of Restricted Stock Grant for Executive Officers under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.5*
Form of Restricted Stock Grant for Non-Employee Directors under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.6*	Form of Employment Agreement

10.7*	Form of Indemnification Agreement, incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

10.8
Sublease Agreement, dated December 19, 2011, as amended October 2, 2013, between the Company and 2900 University, LLC, incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

Exhibit Number	Description

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

10.14*
Form of Workiva Inc. Restricted Stock Unit Agreement for service-vesting restricted stock units under the Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.15
Consent and Fourth Amendment to Loan and Security Agreement, dated April 5, 2016, by and between Silicon Valley Bank, Workiva Inc. and Workiva International LLC, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016.

10.16*
Form of Workiva Inc. Restricted Stock Unit Agreement for service-vesting restricted stock units issuable to non-employee directors under the Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016.

10.17*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2016.

10.18
Consent and Fifth Amendment to Loan and Security Agreement dated June 30, 2017 by and among Workiva Inc., Workiva International LLC and Silicon Valley Bank, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017.

12.1	Computation of ratio of earnings to fixed charges.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2018.

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

Signature	Title	Date

/s/ Matthew M. Rizai, Ph.D.	Chairman of the board and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
Matthew M. Rizai, Ph.D.

/s/ J. Stuart Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018
J. Stuart Miller

/s/ Jill Klindt	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
Jill Klindt

/s/ Eugene S. Katz	Director	February 22, 2018
Eugene S. Katz

/s/ Michael M. Crow, Ph.D.	Director	February 22, 2018
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 22, 2018
Robert H. Herz

/s/ David S. Mulcahy	Director	February 22, 2018
David S. Mulcahy

/s/ Suku Radia	Director	February 22, 2018
Suku Radia

/s/ Martin J. Vanderploeg, Ph.D.	Director	February 22, 2018
Martin J. Vanderploeg, Ph.D.

S-1