Form 10-Q
period 2018-03-31
WORKIVA INC
filed 2018-05-02
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2018, there were approximately 32,551,004 shares of the registrant's Class A common stock and 10,179,371 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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

ii

Part I. Financial Information
Item 1.  Financial Statements
WORKIVA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of March 31, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,256	$60,333
Marketable securities	15,801	16,364
Accounts receivable, net of allowance for doubtful accounts of $451 and $388 at March 31, 2018 and December 31, 2017, respectively	39,202	28,800
Deferred commissions	3,845	2,376
Other receivables	949	975
Prepaid expenses	6,216	6,444
Total current assets	131,269	115,292

Property and equipment, net	39,801	40,444
Deferred commissions, non-current	5,489	—
Intangible assets, net	1,158	1,118
Other assets	920	861
Total assets	$178,637	$157,715

WORKIVA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of March 31, 2018	As of December 31, 2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,913	$3,060
Accrued expenses and other current liabilities	26,383	20,212
Deferred revenue	110,943	104,684
Deferred government grant obligation	129	217
Current portion of capital lease and financing obligations	1,161	1,168
Total current liabilities	144,529	129,341

Deferred revenue, non-current	20,968	22,709
Deferred government grant obligation	258	278
Other long-term liabilities	3,966	3,896
Capital lease and financing obligations	18,134	18,425
Total liabilities	187,855	174,649

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 32,513,884 and 32,165,407 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	33	32
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 10,179,371 and 10,203,371 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10	10
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	257,297	248,289
Accumulated deficit	(266,574)	(265,337)
Accumulated other comprehensive income	16	72
Total stockholders’ deficit	(9,218)	(16,934)
Total liabilities and stockholders’ deficit	$178,637	$157,715
See accompanying notes.

WORKIVA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2018	2017
Revenue
Subscription and support	$46,470	$39,540
Professional services	13,436	12,364
Total revenue	59,906	51,904
Cost of revenue
Subscription and support	8,802	7,637
Professional services	7,709	6,581
Total cost of revenue	16,511	14,218
Gross profit	43,395	37,686
Operating expenses
Research and development	20,127	15,536
Sales and marketing	21,006	18,713
General and administrative	11,768	9,421
Total operating expenses	52,901	43,670
Loss from operations	(9,506)	(5,984)
Interest expense	(450)	(455)
Other income, net	343	612
Loss before provision for income taxes	(9,613)	(5,827)
Provision for income taxes	5	9
Net loss	$(9,618)	$(5,836)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.14)
Weighted-average common shares outstanding - basic and diluted	42,858,756	41,108,611
See accompanying notes.

WORKIVA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Net loss	$(9,618)	$(5,836)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of income tax benefit (expense) of $0 and $2 for the three months ended March 31, 2018 and 2017, respectively	(11)	(34)
Unrealized (loss) gain on available-for-sale securities, net of income tax benefit (expense) of $0 and ($2) for the three months ended March 31, 2018 and 2017, respectively	(45)	2
Other comprehensive loss, net of tax	(56)	(32)
Comprehensive loss	$(9,674)	$(5,868)
See accompanying notes.

WORKIVA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(9,618)	$(5,836)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	872	891
Stock-based compensation expense	5,905	4,139
Provision for doubtful accounts	44	286
Amortization of premiums and discounts on marketable securities, net	18	31
Recognition of deferred government grant obligation	(108)	(538)
Changes in assets and liabilities:
Accounts receivable	6,542	2,686
Deferred commissions	(1,649)	(2)
Other receivables	27	840
Prepaid expenses and other	231	804
Other assets	(58)	(23)
Accounts payable	2,677	1,017
Deferred revenue	(2,345)	4,096
Accrued expenses and other liabilities	(755)	(5,811)
Net cash provided by operating activities	1,783	2,580

Cash flows from investing activities
Purchase of property and equipment	(9)	(121)
Purchase of marketable securities	—	(4,091)
Maturities of marketable securities	500	3,001
Purchase of intangible assets	(64)	(31)
Net cash provided by (used in) investing activities	427	(1,242)

WORKIVA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from financing activities
Proceeds from option exercises	3,075	806
Taxes paid related to net share settlements of stock-based compensation awards	(1,342)	(936)
Proceeds from shares issued in connection with employee stock purchase plan	1,370	—
Principal payments on capital lease and financing obligations	(298)	(297)
Net cash provided by (used in) financing activities	2,805	(427)
Effect of foreign exchange rates on cash	(92)	12

Net increase in cash and cash equivalents	4,923	923
Cash and cash equivalents at beginning of period	60,333	51,281
Cash and cash equivalents at end of period	$65,256	$52,204

Supplemental cash flow disclosure
Cash paid for interest	$433	$298
Cash paid for income taxes, net of refunds	$2	$14

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$22	$—
Purchases of property and equipment, accrued but not paid	$175	$—
See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) created Wdesk, an intuitive cloud platform that modernizes how people work within thousands of organizations. Wdesk is built on a data management engine, offering controlled collaboration, data connections, granular permissions and a full audit trail. We offer Wdesk solutions for a wide range of use cases in the following markets: finance and accounting, audit and internal controls, risk and compliance, and performance and management reporting. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, and Canada.
We updated our accounting policies on the use of estimates, revenue recognition, deferred revenue, and deferred commissions as a result of our adopting Financial Accounting Standards Board (FASB) guidance issued in accounting standards codification (ASC) 606, Revenue Recognition - Revenue from Contracts with Customers, under the Accounting Standards Update (ASU) 2014-09 (collectively the new revenue standard). Otherwise, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018. Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Sales and marketing expense has been higher in the third quarter due to our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 22, 2018.
The unaudited condensed consolidated financial statements include the accounts of Workiva Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the determination of the relative selling prices of our services, the measurement of material rights, health insurance claims incurred but not yet reported, valuation of available-for-sale marketable securities, useful lives of deferred contract costs, intangible assets and property and equipment, income taxes and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
Revenue Recognition
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We recognize revenue when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
  Identification of the contract, or contracts, with a customer
  Identification of the performance obligations in the contract
  Determination of the transaction price
  Allocation of the transaction price to the performance obligations in the contract
  Recognition of revenue when, or as, we satisfy a performance obligation
We report revenue net of sales and other taxes collected from customers to be remitted to government authorities.
Subscription and Support Revenue
We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three to 36 months in duration, are billed in advance and are non-cancelable. We consider the access to Wdesk and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer.
Professional Services Revenue and Customer Options
Professional services revenues primarily consist of fees for document set up, XBRL tagging, and consulting with our customers on business processes and best practices for using Wdesk. We have determined that an agreement to purchase these professional services constitutes an option to purchase services in accordance with ASC 606 rather than an agreement that creates enforceable rights and obligations because of the customer's contractual right to cancel services that have not yet been used. In the limited case of agreements where we determined that the option provides the customer with a material right, we allocate a portion of the transaction price to the material right. Professional service agreements that do not contain a material right are accounted for when the customer exercises its option to purchase additional services.

Revenue is recognized for document set ups when the service is complete and control has transferred to the customer. Revenues from XBRL tagging and consulting services are recognized as the services are performed.
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations in the event that we determine a material right exists. For these contracts, we account for the individual performance obligations separately when they are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the size of our arrangements, length of term, customer demographics and the numbers and types of users within our arrangements.
Deferred Revenue
We typically invoice our customers for subscription and support fees in advance on a quarterly, annual, two- or three-year basis, with payment due at the start of the subscription term. Unpaid invoice amounts for non-cancelable services starting in future periods are included in accounts receivable and deferred revenue. The portion of deferred revenue that we anticipate will be recognized after the succeeding twelve-month period is recorded as non-current deferred revenue, and the remaining portion is recorded as current deferred revenue.
Customer Deposits
As an agreement to purchase professional services constitutes a customer option, fees received in advance of these services being performed are considered customer deposits and are included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Unpaid invoice amounts for these professional services starting in future periods are excluded from accounts receivable and accrued expenses and other current liabilities.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our standard contract terms and conditions, rate of technological change and other factors. Amortization expense is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
Income Taxes
On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the "Tax Cuts and Jobs Act" (the "TCJA"). The TCJA makes widespread changes to the Internal Revenue Code, including, among other items, the introduction of a new international "Global Intangible Low-Taxed Income" ("GILTI") regime effective January 1, 2018. Companies may adopt one of two views in regards to establishing deferred taxes in accordance with the new ("GILTI") regime under ASC 740. Companies may account for the effects of GILTI either (1) in the period the entity becomes subject to GILTI, or (2) establish deferred taxes (similar to the guidance that currently exists with respect to basis differences that will reverse under current Subpart F rules) for basis differences that upon reversal will be subject to GILTI. We have elected to account for the effects of GILTI in the period incurred and expect to incur an adjustment related to GILTI for the year ended December 31, 2018. This adjustment is offset by a corresponding reduction to the valuation allowance and as a result has zero impact on our effective tax rate. We will continue to refine our calculations as additional guidance is released during the measurement period as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
Recently Adopted Accounting Pronouncements
In May 2014, FASB issued ASU 2014-09, which amends the guidance in former ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The primary impact on accounts receivables and deferred revenue of adopting the new standard relates to recording deferred revenue when payments are due in advance of our performance of subscription based contracts. This recording has resulted in an offsetting increase in accounts receivable and deferred revenue.
The effect of adopting the new standard on accrued expenses and other current liabilities relates to the reclassification of amounts collected in advance related to the purchase of professional services from deferred revenue to accrued expenses and other current liabilities as these agreements to purchase professional services constitute a customer option.
The primary impact of adopting the new standard on our sales and marketing expense relates to the deferral of incremental commission costs of obtaining subscription contracts. Under the previous guidance, we deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the lesser of 12 months or the non-cancelable term of the customer contract based on the terms of our commission arrangements. Under the new standard, we defer all incremental commission costs to obtain the contract. We amortize these costs on a straight-line basis over a period of benefit that we have determined to be three years.
The adoption of ASC 606 primarily resulted in an acceleration of revenue as of December 31, 2017, which in turn reduced our existing deferred tax asset for amounts that had previously been included in deferred revenue. Additionally, the amortization of the costs of obtaining a contract has generated additional deferred tax liabilities that ultimately reduced our net deferred tax asset position. As we have provided a full valuation allowance against our net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this aggregate impact was offset by a corresponding reduction to the valuation allowance.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows (in thousands):

	As of December 31, 2017	Adjustments Due to ASU 2014-09	As of January 1, 2018
Assets
Accounts receivable, net	$28,800	$16,900	$45,700
Deferred commissions	2,376	650	3,026
Deferred commissions, non-current	—	4,655	4,655

Liabilities
Accrued expenses and other current liabilities	20,212	6,956	27,168
Deferred revenue	104,684	6,625	111,309
Deferred revenue, non-current	22,709	243	22,952

Equity
Accumulated deficit	$(265,337)	$8,381	$(256,956)
In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated balance sheet and statement of operations for the three months ended March 31, 2018 was as follows (in thousands except per share data):

	As of March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$39,202	$26,863	$12,339
Deferred commissions	3,845	2,434	1,411
Deferred commissions, non-current	5,489	—	5,489

Liabilities
Accrued expenses and other current liabilities	26,383	19,532	6,851
Deferred revenue	110,943	107,118	3,825
Deferred revenue, non-current	20,968	20,941	27

Equity
Accumulated deficit	$(266,574)	$(275,110)	$8,536

	Three months ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Revenues
Subscription and support	$46,470	$46,237	$233
Professional services	13,436	15,130	(1,694)

Operating expenses
Sales and marketing	21,006	22,622	(1,616)

Net loss	$(9,618)	$(9,773)	$155

Net loss per common share
Basic and diluted	$(0.22)	$(0.23)	$0.01
The adoption of ASC 606 had no impact on our total cash flows from operations.
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for the annual periods beginning after December 15, 2017 and interim periods within those annual periods. Effective January 1, 2018, we adopted this standard. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
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
Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2018	December 31, 2017
Accrued vacation	$6,849	$6,087
Accrued commissions	2,898	3,297
Accrued bonuses	3,587	4,419
Estimated health insurance claims	1,000	1,090
ESPP employee contributions	1,016	1,419
Customer deposits	6,851	—
Accrued other liabilities	4,182	3,900
	$26,383	$20,212
Other Income, net
Other income, net for the three months ended March 31, 2018 and 2017 consisted of (in thousands):

	Three months ended March 31,
	2018	2017
Interest income	$223	$91
Income from training reimbursement program	108	538
Other	12	(17)
	$343	$612

3. Marketable Securities
At March 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,088	$—	$(8)	$3,080
U.S. corporate debt securities	12,827	—	(106)	12,721
Money market funds	54,830	—	—	54,830
	$70,745	$—	$(114)	$70,631
Included in cash and cash equivalents	$54,830	$—	$—	$54,830
Included in marketable securities	$15,915	$—	$(114)	$15,801
At December 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury debt securities	$3,083	$—	$(8)	$3,075
U.S. corporate debt securities	13,350	—	(61)	13,289
Money market funds	49,452	—	—	49,452
	$65,885	$—	$(69)	$65,816
Included in cash and cash equivalents	$49,452	$—	$—	$49,452
Included in marketable securities	$16,433	$—	$(69)	$16,364
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2018
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$1,980	$(7)	$1,100	$(1)
U.S. corporate debt securities	12,222	(106)	—	—
Total	$14,202	$(113)	$1,100	$(1)
We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of March 31, 2018 to hold these investments until the cost basis is recovered.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2018, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2018			Fair Value Measurements as of December 31, 2017
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$54,830	$54,830	$—	$49,452	$49,452	$—
U.S. treasury debt securities	3,080	—	3,080	3,075	—	3,075
U.S. corporate debt securities	12,721	—	12,721	13,289	—	13,289
	$70,631	$54,830	$15,801	$65,816	$49,452	$16,364

Included in cash and cash equivalents	$54,830			$49,452
Included in marketable securities	$15,801			$16,364

5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $9.3 million as of March 31, 2018. Amortization expense for the deferred costs was $2.0 million for the three months ended March 31, 2018. There was no significant impairment loss in relation to the costs capitalized for the periods presented.

6. Commitments and Contingencies
Lease Commitments
As of March 31, 2018, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2018	$3,020
2019	3,490
2020	3,276
2021	3,216
2022	2,931
Thereafter	13,287
Total minimum lease payments	$29,220
There have been no material changes in our future estimated minimum lease payments under non-cancelable capital and financing leases, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock awards, restricted stock units, options to purchase Class A common stock and Employee Stock Purchase Plan ("ESPP") purchase rights.
As of March 31, 2018, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
As of March 31, 2018, 550,242 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of March 31, 2018, 4,920,003 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period. The ESPP’s initial offering period began in July 2017. Accordingly, 79,997 shares of common stock had been purchased or distributed pursuant to the ESPP as of March 31, 2018.

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2018	2017
Cost of revenue
Subscription and support	$171	$140
Professional services	150	100
Operating expenses
Research and development	1,021	493
Sales and marketing	1,113	659
General and administrative	3,450	2,747
Total	$5,905	$4,139
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
The fair value of our stock options and ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,
	2018	2017
Stock Options
Expected term (in years)	—	6.0 - 6.1
Risk-free interest rate	—%	2.10%
Expected volatility	—%	39.9% - 43.8%

ESPP
Expected term (in years)	0.5	—
Risk-free interest rate	1.8%	—%
Expected volatility	22.2%	—%

Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2017	8,145,777	$13.33	7.0	$65,913
Granted	—	—
Forfeited	(42,110)	18.30
Exercised	(296,061)	10.39
Outstanding at March 31, 2018	7,807,606	$13.42	6.8	$80,299

Exercisable at March 31, 2018	5,026,156	$11.95	5.9	$59,037
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $3.6 million and $1.0 million, respectively.
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2017 was $5.78. No options were granted during the three months ended March 31, 2018. The total fair value of options vested during the three months ended March 31, 2018 and 2017 was approximately $4.6 million and $3.2 million, respectively. Total unrecognized compensation expense of $16.7 million related to options will be recognized over a weighted-average period of 2.4 years.
Restricted Stock Awards
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the three months ended March 31, 2018 and 2017 was approximately $2.2 million and $2.4 million, respectively.
The following table summarizes the restricted stock award activity under the Plan for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2017	163,332	$13.40
Granted	—	—
Forfeited	—	—
Vested	(163,332)	13.40
Unvested at March 31, 2018	—	$—

Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At March 31, 2018, there was no unrecognized compensation expense related to restricted stock awards.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments, and restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the three months ended March 31, 2018 and 2017 was approximately $3.0 million and $1.6 million, respectively.
The following table summarizes the restricted stock unit activity under the Plan for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2017	574,072	$14.51
Granted	1,552,187	22.24
Forfeited	(2,592)	21.25
Vested(1)	(206,619)	14.34
Unvested at March 31, 2018	1,917,048	$20.78
(1) As of March 31, 2018, recipients of 388,747 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At March 31, 2018, there was approximately $36.7 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At March 31, 2018, there was approximately $0.3 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands):

Three months ended March 31, 2018
Information technology	$7,270
Consumer discretionary	6,893
Industrials	6,747
Diversified financials	6,290
Banks	6,049
Healthcare	5,350
Energy	4,895
Other	16,412
Total revenues	$59,906
The following table presents our revenues disaggregated by type of good or service (in thousands):

Three months ended March 31, 2018
Subscription and support	$46,470
XBRL professional services	9,852
Other services	3,584
Total revenues	$59,906
Deferred Revenue
$42.5 million of revenue recognized during the three months ended March 31, 2018 was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2018, revenue of approximately $131.9 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $110.9 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

9. Net Loss Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2018		March 31, 2017
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(7,330)	$(2,288)	$(4,293)	$(1,543)

Denominator
Weighted-average common shares outstanding - basic and diluted	32,662,318	10,196,438	30,239,390	10,869,221
Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.14)	$(0.14)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2018	March 31, 2017
Shares subject to outstanding common stock options	7,807,606	8,253,195
Shares subject to unvested restricted stock awards	—	176,665
Shares issuable pursuant to the ESPP	107,764	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2018. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva provides Wdesk, an intuitive cloud platform that modernizes how customers work with business data at thousands of organizations. Wdesk is built on a data management engine, offering controlled collaboration, data connections, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence in their data-driven decisions. As of March 31, 2018, we provided our solutions to more than 3,100 enterprise customers, including more than 70% of FORTUNE 500® companies(1).
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.7% (excluding add-on seats) for the twelve months ended March 31, 2018.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,313 at March 31, 2018 from 1,180 at March 31, 2017, an increase of 11.3%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $59.9 million during the three months ended March 31, 2018 from $51.9 million during the three months ended March 31, 2017. We incurred net losses of $9.6 million during the three months ended March 31, 2018 compared to $5.8 million during the three months ended March 31, 2017.
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
Offer More Solutions. We intend to introduce new solutions to continue to meet growing demand for our Wdesk platform. Our close and trusted relationships with our customers are a source for new use cases, features and solutions. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability; a strong value proposition; and a high return on investment for both Workiva and our customers. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. This vetting process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.
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
Add Partners. We continue to add partners. Our consulting and accounting partners offer a broader range of services that leverage the capabilities of Wdesk. Our technology partners enable data connections and process integrations to further streamline critical business functions as we capitalize on growing Wdesk demand for broader-based, enterprise-wide opportunities.
Investment in growth. We plan to continue to invest in the development of our Wdesk platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base. Investments we make in our sales and marketing and research and development organizations will occur in advance of experiencing any benefits from such investments. As a result, we expect our total operating expenses to continue to increase.

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
Key Performance Indicators

	Three months ended March 31,
	2018	2017

	(dollars in thousands)
Financial metrics
Total revenue	$59,906	$51,904
Percentage increase in total revenue	15.4%	16.5%
Subscription and support revenue	$46,470	$39,540
Percentage increase in subscription and support revenue	17.5%	17.7%
Subscription and support as a percent of total revenue	77.6%	76.2%

	As of March 31,
	2018	2017
Operating metrics
Number of customers	3,119	2,825
Subscription and support revenue retention rate	95.7%	95.1%
Subscription and support revenue retention rate including add-ons	105.3%	106.6%
Annual contract value $100k+	335	250
Annual contract value $150k+	151	101
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
Our subscription and support revenue retention rate was 95.7% at the March 2018 measurement date, up from 95.1% as of March 2017. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.

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
Our subscription and support revenue retention rate including add-ons was 105.3% at the March 2018 measurement date, down from 106.6% as of March 2017. As we pursue larger opportunities, we are seeing lengthening and more complex sales cycles.
Revenue retention rates have been calculated based on ASC 605. See Note 1 to our condensed consolidated financial statements for additional information.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2018 and 2017, no single customer represented more than 1% of our revenue, and our largest ten customers accounted for less than 6% of our revenue in the aggregate.
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
Subscription and Support Revenue. We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Amounts that are invoiced are initially recorded as deferred revenue.
Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services have consisted of document set up, XBRL tagging, and consulting with our customers on business processes and best practices for using Wdesk.  Our professional services are not required for customers to utilize our solution. We recognize revenue for document set ups when the service is complete and control has transferred to the customer. Revenues from XBRL tagging and consulting services are recognized as the services are performed.

Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services, customer success teams and training personnel, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; the costs of cloud infrastructure services by our customers; information technology costs and facility costs. Costs of cloud infrastructure services are comprised primarily of fees paid to Google Cloud Platform and Amazon Web Services.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs and facility costs. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over a period of benefit that we have determined to be three years.
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, and stock-based compensation; costs of cloud infrastructure services by our developers; information technology costs; and facility costs.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2018	2017

	(in thousands)
Revenue
Subscription and support	$46,470	$39,540
Professional services	13,436	12,364
Total revenue	59,906	51,904
Cost of revenue
Subscription and support(1)	8,802	7,637
Professional services(1)	7,709	6,581
Total cost of revenue	16,511	14,218
Gross profit	43,395	37,686
Operating expenses
Research and development(1)	20,127	15,536
Sales and marketing(1)	21,006	18,713
General and administrative(1)	11,768	9,421
Total operating expenses	52,901	43,670
Loss from operations	(9,506)	(5,984)
Interest expense	(450)	(455)
Other income, net	343	612
Loss before provision for income taxes	(9,613)	(5,827)
Provision for income taxes	5	9
Net loss	$(9,618)	$(5,836)
(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2018	2017

	(in thousands)
Cost of revenue
Subscription and support	$171	$140
Professional services	150	100
Operating expenses
Research and development	1,021	493
Sales and marketing	1,113	659
General and administrative	3,450	2,747
Total stock-based compensation expense	$5,905	$4,139

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2018	2017
Revenue
Subscription and support	77.6%	76.2%
Professional services	22.4	23.8
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	14.7	14.7
Professional services	12.9	12.7
Total cost of revenue	27.6	27.4
Gross profit	72.4	72.6
Operating expenses
Research and development	33.6	29.9
Sales and marketing	35.1	36.1
General and administrative	19.6	18.2
Total operating expenses	88.3	84.2
Loss from operations	(15.9)	(11.6)
Interest expense	(0.8)	(0.9)
Other income, net	0.6	1.2
Loss before provision for income taxes	(16.1)	(11.3)
Provision (benefit) for income taxes	—	—
Net loss	(16.1)%	(11.3)%

Comparison of Three Months Ended March 31, 2018 and 2017
Revenue

	Three months ended March 31,
	2018	2017	% Change

	(dollars in thousands)
Revenue
Subscription and support	$46,470	$39,540	17.5%
Professional services	13,436	12,364	8.7%
Total revenue	$59,906	$51,904	15.4%
Total revenue increased $8.0 million for the three months ended March 31, 2018 compared to the same quarter a year ago due primarily to a $6.9 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 55.0% represented revenue from new customers acquired after March 31, 2017 and 45.0% represented revenue from existing customers at or prior to March 31, 2017. The total number of our customers expanded 10.4% from March 31, 2017 to March 31, 2018. Growth in professional services revenue was attributable primarily to an increase in XBRL tagging services. Professional services revenue increased at a slower rate than subscription and support revenue for the three months ended March 31, 2018 compared to the same quarter a year ago. As our customers become familiar with our platform, they typically become more self sufficient and require fewer professional services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Adoption of ASC 606 caused recognition of professional services revenue to be $1.7 million lower for the first quarter of 2018 than what would have been recognized under the legacy standard. Under ASC 605, revenue from subscription and support and professional services for the first quarter of 2018 would have been $46.2 million and $15.1 million, respectively, which represents increases of 16.9% and 22.4%, respectively, over the same period a year ago. See Note 1 to our condensed consolidated financial statements for a breakdown of revenue for the current period under ASC 605.
Cost of Revenue

	Three months ended March 31,
	2018	2017	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$8,802	$7,637	15.3%
Professional services	7,709	6,581	17.1%
Total cost of revenue	$16,511	$14,218	16.1%
Cost of revenue increased $2.3 million during the three months ended March 31, 2018 versus the same quarter a year ago, due primarily to an increase in headcount, employee compensation and benefits of $1.5 million and a $0.4 million rise in the cost of cloud infrastructure services to support our expanding customer base.

Operating Expenses

	Three months ended March 31,
	2018	2017	% Change

	(dollars in thousands)
Operating expenses
Research and development	$20,127	$15,536	29.6%
Sales and marketing	21,006	18,713	12.3%
General and administrative	11,768	9,421	24.9%
Total operating expenses	$52,901	$43,670	21.1%
Research and Development
Research and development expenses increased $4.6 million in the three months ended March 31, 2018 compared to the same quarter a year ago due primarily to $3.8 million in higher compensation and benefits and a $0.4 million expansion of professional services expense related to an increase in technology consultants. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount and additional consultants in research and development.
Sales and Marketing
Sales and marketing expenses increased $2.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due primarily to higher compensation, benefits, and travel costs.
General and Administrative
General and administrative expenses increased $2.3 million during the three months ended March 31, 2018 compared to the same quarter a year ago. This increase was due primarily to additional employee compensation, benefits, and travel costs of $2.6 million.
Non-Operating Income (Expenses)

	Three months ended March 31,
	2018	2017

	(dollars in thousands)
Interest expense	$(450)	$(455)
Other income, net	343	612
Interest Expense and Other Income, Net
Interest expense remained relatively flat during the three months ended March 31, 2018 compared to the same period a year ago.
Other income, net decreased during the three months ended March 31, 2018 compared to the same period a year ago due primarily to a reduction of government grant income from a training reimbursement program partially offset by an increase in interest income.

Liquidity and Capital Resources

	Three months ended March 31,
	2018	2017

	(in thousands)
Cash flow provided by operating activities	$1,783	$2,580
Cash flow provided by (used in) investing activities	427	(1,242)
Cash flow provided by (used in) financing activities	2,805	(427)
Net increase in cash and cash equivalents, net of impact of exchange rates	$4,923	$923
As of March 31, 2018, our cash, cash equivalents and marketable securities totaled $81.1 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility and the ability to offer and sell securities pursuant to our shelf registration statement will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets and has first priority over our other debt obligations. The credit facility contains financial and other covenants, including certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility matures in August 2020, and no amount was outstanding under the credit facility as of March 31, 2018.
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
Operating Activities
For the three months ended March 31, 2018, cash provided by operating activities was $1.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $9.6 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets and $5.9 million of stock-based compensation and a $4.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.3 million decrease in deferred revenue, a $0.8 million decrease in accrued expenses and other liabilities, and a $1.6 million increase in deferred commissions, partially offset by a $6.5 million decrease in accounts receivable and a $2.7 million increase in accounts payable. Deferred commissions increased primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The decrease in deferred revenue was caused by the timing of contract renewals with terms greater than one year. We offer limited incentives for customers to enter into contract terms for more than one year. The decreases in accounts receivable and accrued expenses and other liabilities and increase in accounts payable were primarily attributable to the timing of our billings, cash collections, and cash payments.
For the three months ended March 31, 2017, cash provided by operating activities was $2.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $5.8 million, adjusted for $0.9 million for depreciation and amortization of our property and equipment and intangible assets, $4.1 million of stock-based compensation, and a $4.1 million increase in deferred revenue. Short-term deferred revenue from subscription and support contracts increased $4.5 million from December 31, 2016 to March 31, 2017. Long-term deferred revenue from subscription and support contracts increased by $1.0 million from December 31, 2016 to March 31, 2017. In addition, short-term deferred revenue from professional services decreased by $1.4 million from December 31, 2016 to March 31, 2017. New and existing customer sales along with contract renewals for longer terms accounted for most of the increase in deferred revenue. In addition, $5.8 million decrease in accrued expenses and other liabilities was partially offset by a $2.7 million decrease in accounts receivable and a $1.0 million increase in accounts payable. The decrease in accounts receivable and increase in accounts payable were primarily attributable to the timing of our billings, cash collections, and cash payments while the decrease in accrued expenses and other liabilities was attributable primarily to the timing of our payment of annual bonuses.
Investing Activities
Cash provided by investing activities of $0.4 million for the three months ended March 31, 2018 was due primarily to proceeds of $0.5 million from maturities of marketable securities.
Cash used in investing activities of $1.2 million for the three months ended March 31, 2017 was due primarily to $4.1 million for the purchase of marketable securities partially offset by proceeds of $3.0 million from maturities of marketable securities.
Financing Activities
Cash provided by financing activities of $2.8 million for the three months ended March 31, 2018 was due primarily to $3.1 million in proceeds from option exercises and $1.4 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $1.3 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.3 million in payments on capital lease and financing obligations.
Cash used in financing activities of $0.4 million for the three months ended March 31, 2017 was due primarily to $0.9 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.3 million in payments on capital lease and financing obligations, partially offset by $0.8 million in proceeds from option exercises.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018 except those related to operating lease obligations.
The following table represents our contractual obligations as of March 31, 2018 for operating lease obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations relating to office facilities	$29,220	$3,020	$6,766	$6,147	$13,287
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
Except for the accounting policies for revenue recognition, deferred revenue, customer deposits and deferred commissions that were updated as a result of adopting ASU 2014-09, there have been no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
Revenue Recognition
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
  Identification of the contract, or contracts, with a customer
  Identification of the performance obligations in the contract
  Determination of the transaction price
  Allocation of the transaction price to the performance obligations in the contract
  Recognition of revenue when, or as, we satisfy a performance obligation

Revenue is reported net of sales and other taxes collected from customers to be remitted to government authorities.
Subscription and Support Revenue
We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally three to 36 months in duration, are billed in advance and are non-cancelable. We consider the access to Wdesk and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer.
Professional Services Revenue and Customer Options
Professional services revenues primarily consist of fees for document set up, XBRL tagging, and consulting with our customers on business processes and best practices for using Wdesk. We have determined that an agreement to purchase these professional services constitutes an option to purchase services in accordance with ASC 606 rather than an agreement that creates enforceable rights and obligations because of the customer's contractual right to cancel services that have not yet been used. In the limited case of agreements where we determined that the option provides the customer with a material right, we allocate a portion of the transaction price to the material right. Professional service agreements that do not contain a material right are accounted for when the customer exercises its option to purchase additional services.
Revenue is recognized for document set ups when the service is complete and control has transferred to the customer. Revenues from XBRL tagging and consulting services are recognized as the services are performed.
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations in the event that we determine a material right exists. For these contracts, we account for the individual performance obligations separately when they are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the size of our arrangements, length of term, customer demographics and the numbers and types of users within our arrangements.
Deferred Revenue
We typically invoice our customers for subscription and support fees in advance on a quarterly, annual, two- or three-year basis, with payment due at the start of the subscription term. Unpaid invoice amounts for non-cancelable services starting in future periods are included in accounts receivable and deferred revenue. The portion of deferred revenue that we anticipate will be recognized after the succeeding twelve-month period is recorded as non-current deferred revenue, and the remaining portion is recorded as current deferred revenue.

Customer Deposits
As an agreement to purchase professional services constitutes a customer option, fees received in advance of these services being performed are considered customer deposits and are included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Unpaid invoice amounts for these professional services starting in future periods are excluded from accounts receivable and accrued expenses and other current liabilities.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our standard contract terms and conditions, rate of technological change and other factors. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2018 to the risk factors that were included in the Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended March 31, 2018 related to shares withheld upon vesting of restricted stock awards and units for tax withholding obligations:

Date	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 2018	9,357	$21.87	—	—
February 2018	51,581	22.05	—	—
March 2018	—	—	—	—
Total	60,938	$22.02	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6. Exhibits
The following exhibits are being filed herewith:

Exhibit Number	Description

10.1
Consent and Sixth Amendment to Loan and Security Agreement, dated March 2, 2018, by and between Silicon Valley Bank, Workiva Inc. and Workiva International LLC, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018.

10.2	Form of Employment Agreement, incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2018.

WORKIVA INC.

By:	/s/ Matthew M. Rizai, Ph.D.
Name:	Matthew M. Rizai, Ph.D.
Title:	Chairman and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1