Form 10-Q
period 2018-06-30
WORKIVA INC
filed 2018-08-07
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2018, there were approximately 33,526,550 shares of the registrant's Class A common stock and 9,786,484 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.  Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
	As of June 30, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,495	$60,333
Marketable securities	23,216	16,364
Accounts receivable, net of allowance for doubtful accounts of $590 and $388 at June 30, 2018 and December 31, 2017, respectively	39,088	28,800
Deferred commissions	4,844	2,376
Other receivables	801	975
Prepaid expenses	8,229	6,444
Total current assets	133,673	115,292

Property and equipment, net	39,338	40,444
Deferred commissions, non-current	6,462	—
Intangible assets, net	1,196	1,118
Other assets	1,025	861
Total assets	$181,694	$157,715

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (in thousands, except share and per share amounts)
	As of June 30, 2018	As of December 31, 2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,688	$3,060
Accrued expenses and other current liabilities	30,979	20,212
Deferred revenue	118,490	104,684
Deferred government grant obligation	42	217
Current portion of capital lease and financing obligations	1,160	1,168
Total current liabilities	155,359	129,341

Deferred revenue, non-current	21,835	22,709
Deferred government grant obligation	267	278
Other long-term liabilities	4,056	3,896
Capital lease and financing obligations	17,841	18,425
Total liabilities	199,358	174,649

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 33,275,738 and 32,165,407 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	33	32
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 9,786,484 and 10,203,371 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10	10
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	270,560	248,289
Accumulated deficit	(288,342)	(265,337)
Accumulated other comprehensive income	75	72
Total stockholders’ deficit	(17,664)	(16,934)
Total liabilities and stockholders’ deficit	$181,694	$157,715

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Subscription and support	$48,837	$40,980	$95,307	$80,520
Professional services	10,293	8,411	23,729	20,775
Total revenue	59,130	49,391	119,036	101,295
Cost of revenue
Subscription and support	8,637	7,758	17,439	15,395
Professional services	7,659	6,528	15,368	13,109
Total cost of revenue	16,296	14,286	32,807	28,504
Gross profit	42,834	35,105	86,229	72,791
Operating expenses
Research and development	20,718	16,239	40,845	31,775
Sales and marketing	22,252	19,787	43,258	38,500
General and administrative	21,654	8,943	33,422	18,364
Total operating expenses	64,624	44,969	117,525	88,639
Loss from operations	(21,790)	(9,864)	(31,296)	(15,848)
Interest expense	(449)	(475)	(899)	(930)
Other income, net	492	176	835	788
Loss before provision for income taxes	(21,747)	(10,163)	(31,360)	(15,990)
Provision for income taxes	21	33	26	42
Net loss	$(21,768)	$(10,196)	$(31,386)	$(16,032)
Net loss per common share:
Basic and diluted	$(0.50)	$(0.25)	$(0.73)	$(0.39)
Weighted-average common shares outstanding - basic and diluted	43,234,655	41,429,691	43,048,110	41,270,038

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(21,768)	$(10,196)	$(31,386)	$(16,032)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of income tax benefit of $0 for both of the three months ended June 30, 2018 and 2017, and net of income tax benefit of $0 and $2 for the six months ended June 30, 2018 and 2017, respectively	42	(52)	31	(86)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (expense) of $0 for both of the three months ended June 30, 2018 and 2017, and net of income tax (expense) of $0 and ($2) for the six months ended June 30, 2018 and 2017, respectively	17	(2)	(28)	—
Other comprehensive income (loss), net of tax	59	(54)	3	(86)
Comprehensive loss	$(21,709)	$(10,250)	$(31,383)	$(16,118)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cash flows from operating activities
Net loss	$(21,768)	$(10,196)	$(31,386)	$(16,032)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	876	867	1,748	1,758
Stock-based compensation expense	10,465	4,397	16,370	8,536
Provision for doubtful accounts	139	146	183	432
(Accretion) amortization of premiums and discounts on marketable securities, net	(15)	28	3	59
Recognition of deferred government grant obligation	(100)	(198)	(208)	(736)
Changes in assets and liabilities:
Accounts receivable	(236)	(3,228)	6,306	(542)
Deferred commissions	(2,020)	(149)	(3,669)	(151)
Other receivables	148	(865)	175	(25)
Prepaid expenses and other	(2,020)	(2,830)	(1,789)	(2,026)
Other assets	(110)	36	(168)	13
Accounts payable	(1,294)	(678)	1,383	339
Deferred revenue	8,747	14,398	6,402	18,494
Accrued expenses and other liabilities	4,642	2,254	3,887	(3,557)
Net cash (used in) provided by operating activities	(2,546)	3,982	(763)	6,562

Cash flows from investing activities
Purchase of property and equipment	(210)	(26)	(219)	(147)
Purchase of marketable securities	(11,283)	(2,259)	(11,283)	(6,350)
Maturities of marketable securities	3,900	1,850	4,400	4,851
Purchase of intangible assets	(64)	(58)	(128)	(89)
Net cash used in investing activities	(7,657)	(493)	(7,230)	(1,735)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cash flows from financing activities
Proceeds from option exercises	3,318	4,709	6,393	5,515
Taxes paid related to net share settlements of stock-based compensation awards	(519)	—	(1,861)	(936)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	1,370	—
Repayment of other long-term debt	—	(20)	—	(20)
Principal payments on capital lease and financing obligations	(294)	(490)	(592)	(787)
Proceeds from government grants	22	22	22	22
Deferred financing costs	—	(10)	—	(10)
Net cash provided by financing activities	2,527	4,211	5,332	3,784
Effect of foreign exchange rates on cash	(85)	82	(177)	94

Net (decrease) increase in cash and cash equivalents	(7,761)	7,782	(2,838)	8,705
Cash and cash equivalents at beginning of period	65,256	52,204	60,333	51,281
Cash and cash equivalents at end of period	$57,495	$59,986	$57,495	$59,986

Supplemental cash flow disclosure
Cash paid for interest	$435	$448	$868	$747
Cash paid for income taxes, net of refunds	$54	$27	$56	$40

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$105	$—	$127	$—
Purchases of property and equipment, accrued but not paid	$254	$—	$254	$—

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the allowance for doubtful accounts, the determination of the relative selling prices of our services, the measurement of material rights, health insurance claims incurred but not yet reported, valuation of available-for-sale marketable securities, useful lives of deferred contract costs, intangible assets and property and equipment, income taxes and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
Revenue Recognition
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We recognize revenue when control of these services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
• Identification of the contract, or contracts, with a customer
• Identification of the performance obligations in the contract
• Determination of the transaction price
• Allocation of the transaction price to the performance obligations in the contract
• Recognition of revenue when, or as, we satisfy a performance obligation
We report revenue net of sales and other taxes collected from customers to be remitted to government authorities.
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
Income Taxes
On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes widespread changes to the Internal Revenue Code, including, among other items, the introduction of a new international “Global Intangible Low-Taxed Income” (“GILTI”) regime effective January 1, 2018. Companies may adopt one of two views in regards to establishing deferred taxes in accordance with the new (“GILTI”) regime under ASC 740.  Companies may account for the effects of GILTI either (1) in the period the entity becomes subject to GILTI, or (2) establish deferred taxes (similar to the guidance that currently exists with respect to basis differences that will reverse under current Subpart F rules) for basis differences that upon reversal will be subject to GILTI. We have elected to account for the effects of GILTI in the period incurred and expect to incur an adjustment related to GILTI for the year ended December 31, 2018. This adjustment is offset by a corresponding reduction to the valuation allowance and as a result has zero impact on our effective tax rate. We will continue to refine our calculations as additional guidance is released during the measurement period as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
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

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated balance sheet as of June 30, 2018 and statement of operations for the three and six months ended June 30, 2018 was as follows (in thousands, except per share data):

	As of June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$39,088	$27,029	$12,059
Deferred commissions	4,844	2,686	2,158
Deferred commissions, non-current	6,462	—	6,462

Liabilities
Accrued expenses and other current liabilities	30,979	24,256	6,723
Deferred revenue	118,490	116,949	1,541
Deferred revenue, non-current	21,835	19,877	1,958

Equity
Accumulated deficit	$(288,342)	$(298,799)	$10,457

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Revenues
Subscription and support	$48,837	$48,469	$368	$95,307	$94,706	$601
Professional services	10,293	10,418	(125)	23,729	25,548	(1,819)

Operating expenses
Sales and marketing	22,252	23,930	(1,678)	43,258	46,552	(3,294)

Net loss	$(21,768)	$(23,689)	$1,921	$(31,386)	$(33,462)	$2,076

Net loss per common share
Basic and diluted	$(0.50)	$(0.55)	$0.05	$(0.73)	$(0.78)	$0.05

The adoption of ASC 606 had no impact on our total cash flows from operations.
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Effective January 1, 2018, we adopted this standard. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for nonemployee share-based payment transactions. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through performance completion date. Awards that include performance conditions will recognize compensation cost when the achievement of the performance condition is probable, rather than upon achievement of the performance condition. Finally, the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted, including interim periods, but no earlier than the adoption of ASC 606. Effective June 20, 2018, we adopted this standard. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued

ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to elect this new transition guidance when we adopt this standard on January 1, 2019. We have formed a team to identify and analyze our existing lease agreements and have begun assessing our lease population for the new standard and evaluating the impact to our consolidated financial statements. We anticipate the standard will have a material impact on our balance sheet.
2. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	June 30, 2018	December 31, 2017
Accrued vacation	$6,931	$6,087
Accrued commissions	3,331	3,297
Accrued bonuses	6,309	4,419
Estimated health insurance claims	1,120	1,090
ESPP employee contributions	1,853	1,419
Customer deposits	6,723	—
Accrued other liabilities	4,712	3,900
	$30,979	$20,212
Other Income, net
Other income, net for the three and six months ended June 30, 2018 and 2017 consisted of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income	$279	$129	$502	$220
Income from training reimbursement program	100	198	208	736
Other	113	(151)	125	(168)
	$492	$176	$835	$788

3. Cash Equivalents and Marketable Securities
At June 30, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$36,517	$—	$—	$36,517
Commercial paper	9,508	—	—	9,508
U.S. treasury debt securities	1,993	—	(6)	1,987
U.S. corporate debt securities	11,812	—	(91)	11,721
	$59,830	$—	$(97)	$59,733
Included in cash and cash equivalents	$36,517	$—	$—	$36,517
Included in marketable securities	$23,313	$—	$(97)	$23,216

At December 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$49,452	$—	$—	$49,452
U.S. treasury debt securities	3,083	—	(8)	3,075
U.S. corporate debt securities	13,350	—	(61)	13,289
	$65,885	$—	$(69)	$65,816
Included in cash and cash equivalents	$49,452	$—	$—	$49,452
Included in marketable securities	$16,433	$—	$(69)	$16,364

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2018
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$1,987	$(6)	$—	$—
U.S. corporate debt securities	11,721	(91)	—	—
Total	$13,708	$(97)	$—	$—

We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of June 30, 2018 to hold these investments until the cost basis is recovered.

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2018, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2018			Fair Value Measurements as of December 31, 2017
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$36,517	$36,517	$—	$49,452	$49,452	$—
Commercial paper	9,508	—	9,508	—	—	—
U.S. treasury debt securities	1,987	—	1,987	3,075	—	3,075
U.S. corporate debt securities	11,721	—	11,721	13,289	—	13,289
	$59,733	$36,517	$23,216	$65,816	$49,452	$16,364

Included in cash and cash equivalents	$36,517			$49,452
Included in marketable securities	$23,216			$16,364

5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $11.3 million as of June 30, 2018. Amortization expense for the deferred costs was $2.4 million and $4.4 million for the three and six months ended June 30, 2018, respectively. There was no significant impairment loss in relation to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Lease Commitments
As of June 30, 2018, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2018	$2,131
2019	3,517
2020	3,270
2021	3,211
2022	2,931
Thereafter	13,287
Total minimum lease payments	$28,347

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
7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock awards, restricted stock units, options to purchase Class A common stock and Employee Stock Purchase Plan (“ESPP”) purchase rights.
As of June 30, 2018, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
In June 2018, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,000,000. As of June 30, 2018, 3,273,124 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of June 30, 2018, 4,920,003 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of revenue
Subscription and support	$228	$178	$399	$318
Professional services	146	100	296	200
Operating expenses
Research and development	1,495	472	2,516	965
Sales and marketing	1,440	694	2,553	1,353
General and administrative	7,156	2,953	10,606	5,700
Total	$10,465	$4,397	$16,370	$8,536

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

The fair value of our stock options and ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock Options
Expected term (in years)	—	6.1	—	6.0 - 6.1
Risk-free interest rate	—%	1.9% - 2.0%	—%	1.9% - 2.1%
Expected volatility	—%	39.3% - 39.6%	—%	39.3% - 43.8%

ESPP
Expected term (in years)	—	—	0.5	—
Risk-free interest rate	—%	—%	1.8%	—%
Expected volatility	—%	—%	22.2%	—%

Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2017	8,145,777	$13.33	7.0	$65,913
Granted	—	—
Forfeited	(105,977)	16.95
Exercised	(624,388)	10.24
Outstanding at June 30, 2018	7,415,412	$13.54	6.6	$80,539

Exercisable at June 30, 2018	5,237,069	$12.36	5.8	$63,072

Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $8.7 million and $4.2 million, respectively.
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2017 was $6.05. No options were granted during the six months ended June 30, 2018. The total fair value of options vested during the six months ended June 30, 2018 and 2017 was approximately $8.4 million and $5.2 million, respectively. Total unrecognized compensation expense of $13.0 million related to options will be recognized over a weighted-average period of 2.3 years.

Restricted Stock Awards
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the six months ended June 30, 2018 and 2017 was approximately $2.2 million and $2.4 million, respectively.
The following table summarizes the restricted stock award activity under the Plan for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2017	163,332	$13.40
Granted	—	—
Forfeited	—	—
Vested	(163,332)	13.40
Unvested at June 30, 2018	—	$—

Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At June 30, 2018, there was no unrecognized compensation expense related to restricted stock awards.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the six months ended June 30, 2018 and 2017 was approximately $7.2 million and $2.5 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2017	574,072	$14.51
Granted	1,933,643	22.96
Forfeited	(22,004)	22.23
Vested(1)	(439,436)	16.46
Unvested at June 30, 2018	2,046,275	$22.00

(1) As of June 30, 2018, recipients of 554,621 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At June 30, 2018, there was approximately $39.4 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
During the six months ended June 30, 2018, 79,997 shares of common stock were purchased under the ESPP at a weighted-average price of $17.13 per share, resulting in cash proceeds of $1.4 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At June 30, 2018, there was approximately $35,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.04 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Information technology	$7,584	$14,854
Consumer discretionary	6,882	13,775
Industrials	6,511	13,258
Diversified financials	6,053	12,343
Banks	5,787	11,836
Healthcare	5,104	10,454
Energy	4,709	9,604
Other	16,500	32,912
Total revenues	$59,130	$119,036

The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Subscription and support	$48,837	$95,307
XBRL professional services	6,916	16,768
Other services	3,377	6,961
Total revenues	$59,130	$119,036

Deferred Revenue
During the three months ended June 30, 2018, we recognized $43.3 million of revenue that was included in the deferred revenue balance at the beginning of the period. During the six months ended June 30, 2018, we recognized $77.0 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2018, revenue of approximately $140.3 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $118.5 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2018		June 30, 2017
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(16,755)	$(5,013)	$(7,527)	$(2,669)

Denominator
Weighted-average common shares outstanding - basic and diluted	33,278,982	9,955,673	30,585,012	10,844,679
Basic and diluted net loss per share	$(0.50)	$(0.50)	$(0.25)	$(0.25)

	Six months ended
	June 30, 2018		June 30, 2017
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(24,040)	$(7,346)	$(11,814)	$(4,218)

Denominator
Weighted-average common shares outstanding - basic and diluted	32,972,720	10,075,390	30,413,156	10,856,882
Basic and diluted net loss per share	$(0.73)	$(0.73)	$(0.39)	$(0.39)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2018	June 30, 2017
Shares subject to outstanding common stock options	7,415,412	8,139,151
Shares subject to unvested restricted stock awards	—	176,665
Shares issuable pursuant to the ESPP	102,756	—

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
Overview
Workiva provides Wdesk, an intuitive cloud platform that modernizes how customers work with business data at thousands of organizations. Wdesk is built on a data management engine, offering controlled collaboration, data connections, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence in their data-driven decisions. As of June 30, 2018, we provided our solutions to more than 3,200 enterprise customers, including more than 75% of FORTUNE 500® companies(1).
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.6% (excluding add-on seats) for the twelve months ended June 30, 2018.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,287 at June 30, 2018 from 1,195 at June 30, 2017, an increase of 7.7%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $59.1 million and $119.0 million during the three and six months ended June 30, 2018, respectively, from $49.4 million and $101.3 million during the three and six months ended June 30, 2017, respectively. We incurred net losses of $21.8 million and $31.4 million during the three and six months ended June 30, 2018, respectively, compared to $10.2 million and $16.0 million during the three and six months ended June 30, 2017, respectively.
As an “emerging growth company,” the Jumpstart Our Business Startups Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We will no longer be able to take advantage of this exemption beginning on December 31, 2018, when we will be deemed a large accelerated filer and, as a result, cease to be an “emerging growth company.”
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
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filing process. In 2013, we began expanding into additional markets that were faced with managing large, complex processes with many contributors and disparate sets of business data. We now sell to new customers in the areas of finance and accounting, risk and compliance, audit and internal controls, and performance and management reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
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
Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Financial metrics
Total revenue	$59,130	$49,391	$119,036	$101,295
Percentage increase in total revenue	19.7%	14.8%	17.5%	15.7%
Subscription and support revenue	$48,837	$40,980	$95,307	$80,520
Percentage increase in subscription and support revenue	19.2%	17.2%	18.4%	17.5%
Subscription and support as a percent of total revenue	82.6%	83.0%	80.1%	79.5%

	As of June 30,
	2018	2017
Operating metrics
Number of customers	3,222	2,908
Subscription and support revenue retention rate	95.6%	96.1%
Subscription and support revenue retention rate including add-ons	106.9%	106.0%
Annual contract value $100k+	366	275
Annual contract value $150k+	161	121

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

Our subscription and support revenue retention rate was 95.6% at the June 2018 measurement date, down from 96.1% as of June 2017. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
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
Our subscription and support revenue retention rate including add-ons was 106.9% at the June 2018 measurement date, up from 106.0% as of June 2017. The larger transactions pursued by our enterprise sales team involve longer and more complex sales cycles.
Revenue retention rates have been calculated based on ASC 605. See Note 1 to our condensed consolidated financial statements for additional information.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2018 and 2017, no single customer represented more than 1% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force and partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from three to 36 months. Our arrangements do not contain general rights of return. We typically invoice our customers for subscription fees in advance on a quarterly, annual, two-year or three-year basis, with payment due at the start of the subscription term. We plan to convert a substantial majority of our remaining quarterly contracts to annual terms over the next nine months. In addition, we continue to offer limited incentives for customers to enter into contract terms of more than one year, typically for terms of two or three years.
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

Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services, customer success teams and training personnel, including salaries, benefits, bonuses and stock-based compensation; the costs of contracted third-party vendors; the costs of cloud infrastructure services by our customers; and information technology costs and facility costs. Costs of cloud infrastructure services are comprised primarily of fees paid to Google Cloud Platform and Amazon Web Services.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

	(in thousands)
Revenue
Subscription and support	$48,837	$40,980	$95,307	$80,520
Professional services	10,293	8,411	23,729	20,775
Total revenue	59,130	49,391	119,036	101,295
Cost of revenue
Subscription and support(1)	8,637	7,758	17,439	15,395
Professional services(1)	7,659	6,528	15,368	13,109
Total cost of revenue	16,296	14,286	32,807	28,504
Gross profit	42,834	35,105	86,229	72,791
Operating expenses
Research and development(1)	20,718	16,239	40,845	31,775
Sales and marketing(1)	22,252	19,787	43,258	38,500
General and administrative(1)	21,654	8,943	33,422	18,364
Total operating expenses	64,624	44,969	117,525	88,639
Loss from operations	(21,790)	(9,864)	(31,296)	(15,848)
Interest expense	(449)	(475)	(899)	(930)
Other income, net	492	176	835	788
Loss before provision for income taxes	(21,747)	(10,163)	(31,360)	(15,990)
Provision for income taxes	21	33	26	42
Net loss	$(21,768)	$(10,196)	$(31,386)	$(16,032)

(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue
Subscription and support	$228	$178	$399	$318
Professional services	146	100	296	200
Operating expenses
Research and development	1,495	472	2,516	965
Sales and marketing	1,440	694	2,553	1,353
General and administrative	7,156	2,953	10,606	5,700
Total stock-based compensation expense	$10,465	$4,397	$16,370	$8,536

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Subscription and support	82.6%	83.0%	80.1%	79.5%
Professional services	17.4	17.0	19.9	20.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.6	15.7	14.7	15.2
Professional services	13.0	13.2	12.9	12.9
Total cost of revenue	27.6	28.9	27.6	28.1
Gross profit	72.4	71.1	72.4	71.9
Operating expenses
Research and development	35.0	32.9	34.3	31.4
Sales and marketing	37.6	40.1	36.3	38.0
General and administrative	36.6	18.1	28.1	18.1
Total operating expenses	109.2	91.1	98.7	87.5
Loss from operations	(36.8)	(20.0)	(26.3)	(15.6)
Interest expense	(0.8)	(1.0)	(0.8)	(0.9)
Other income, net	0.8	0.4	0.7	0.8
Loss before provision for income taxes	(36.8)	(20.6)	(26.4)	(15.7)
Provision (benefit) for income taxes	—	0.1	—	—
Net loss	(36.8)%	(20.7)%	(26.4)%	(15.7)%

Comparison of Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change

	(dollars in thousands)
Revenue
Subscription and support	$48,837	$40,980	19.2%	$95,307	$80,520	18.4%
Professional services	10,293	8,411	22.4%	23,729	20,775	14.2%
Total revenue	$59,130	$49,391	19.7%	$119,036	$101,295	17.5%

Total revenue increased $9.7 million for the three months ended June 30, 2018 compared to the same quarter a year ago due primarily to a $7.9 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 50.6% represented revenue from new customers acquired after June 30, 2017 and 49.4% represented revenue from existing customers at or prior to June 30, 2017. The total number of our customers expanded 10.8% from June 30, 2017 to June 30, 2018.

Growth in professional services revenue was attributable primarily to an increase in XBRL tagging services for both new and existing customers.
Total revenue increased $17.7 million for the six months ended June 30, 2018 compared to the same period a year ago due primarily to a $14.8 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 44.7% represented revenue from new customers acquired after December 31, 2017 and 55.3% represented revenue from existing customers at or prior to June 30, 2018. Growth in professional services revenue was attributable primarily to an increase in XBRL tagging services. Professional services revenue increased at a slower rate than subscription and support revenue for the six months ended June 30, 2018 compared to the same period a year ago. As our customers become familiar with our platform, they typically become more self sufficient and require fewer professional services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Adoption of ASC 606 caused recognition of professional services revenue to be $1.8 million lower for the first six months of 2018 than what would have been recognized under the legacy standard. Under ASC 605, revenue from subscription and support and professional services for the first six months of 2018 would have been $94.7 million and $25.5 million, respectively, which represents increases of 17.6% and 23.0%, respectively, over the same period a year ago. The adoption of ASC 606 did not have a significant impact on revenue recognized during the quarter ended June 30, 2018. See Note 1 to our condensed consolidated financial statements for a breakdown of revenue for the current period under ASC 605.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$8,637	$7,758	11.3%	$17,439	$15,395	13.3%
Professional services	7,659	6,528	17.3%	15,368	13,109	17.2%
Total cost of revenue	$16,296	$14,286	14.1%	$32,807	$28,504	15.1%

Cost of revenue increased $2.0 million during the three months ended June 30, 2018 versus the same quarter a year ago, due primarily to an increase in headcount, employee compensation and benefits of $1.5 million and a $0.6 million rise in the cost of cloud infrastructure services to support our expanding customer base.
Cost of revenue increased $4.3 million during the six months ended June 30, 2018 compared to the same period a year ago, due primarily to an increase in headcount, employee compensation and benefits of $3.1 million and a $0.9 million rise in the cost of cloud infrastructure services to support our expanding customer base.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change

	(dollars in thousands)
Operating expenses
Research and development	$20,718	$16,239	27.6%	$40,845	$31,775	28.5%
Sales and marketing	22,252	19,787	12.5%	43,258	38,500	12.4%
General and administrative	21,654	8,943	142.1%	33,422	18,364	82.0%
Total operating expenses	$64,624	$44,969	43.7%	$117,525	$88,639	32.6%

Research and Development
Research and development expenses increased $4.5 million in the three months ended June 30, 2018 compared to the same quarter a year ago due primarily to $3.6 million in higher cash-based compensation, benefits, and travel costs and additional stock-based compensation of $1.0 million. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount in research and development.
Research and development expenses increased $9.1 million in the six months ended June 30, 2018 compared to the same period a year ago due partially to higher cash-based compensation, benefits, and travel costs of $6.9 million and additional stock-based compensation of $1.6 million.
Sales and Marketing
Sales and marketing expenses increased $2.5 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due primarily to $1.6 million in higher cash-based compensation, benefits, and travel costs and additional stock-based compensation of $0.7 million.
Sales and marketing expenses increased $4.8 million during the six months ended June 30, 2018 compared to the same period a year ago due partially to higher cash-based compensation, benefits, and travel costs of $3.2 million and additional stock-based compensation of $1.2 million.
General and Administrative
General and administrative expenses increased $12.7 million during the three months ended June 30, 2018 compared to the same quarter a year ago due primarily to higher cash-based compensation, benefits, and travel costs of $8.3 million and additional stock-based compensation of $4.2 million. In the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, pursuant to a separation agreement with our former CEO. The remaining increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business and regulatory compliance. The remaining increase in stock-based compensation was driven primarily by restricted stock grants to certain executive officers in February 2018 that cliff vest after three years.
General and administrative expenses increased $15.1 million during the six months ended June 30, 2018 compared to the same period a year ago. This increase was due primarily to $10.0 million in higher cash-based compensation, benefits, and travel costs and $4.9 million in additional stock-based compensation. In the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, pursuant to a separation agreement with our former CEO. The remaining increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business and regulatory compliance. The remaining increase in stock-based compensation was driven primarily by restricted stock grants to certain executive officers in February 2018 that cliff vest after three years.
Non-Operating Income (Expenses)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

	(dollars in thousands)
Interest expense	$(449)	$(475)	$(899)	$(930)
Other income, net	492	176	835	788

Interest Expense and Other Income, Net
Interest expense remained relatively flat during the three and six months ended June 30, 2018 compared to the same period a year ago.
Other income, net increased during the three months ended June 30, 2018 compared to the same period a year ago due primarily to gains on foreign currency transactions.
Other income, net increased during the six months ended June 30, 2018 compared to the same period a year ago due primarily to increases in interest income and gains on foreign currency transactions partially offset by a reduction of government grant income from a training reimbursement program.
Liquidity and Capital Resources

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

	(in thousands)
Cash flow (used in) provided by operating activities	$(2,546)	$3,982	$(763)	$6,562
Cash flow used in investing activities	(7,657)	(493)	(7,230)	(1,735)
Cash flow provided by financing activities	2,527	4,211	5,332	3,784
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(7,761)	$7,782	$(2,838)	$8,705

As of June 30, 2018, our cash, cash equivalents and marketable securities totaled $80.7 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility and the ability to offer and sell securities pursuant to our shelf registration statement will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets and has first priority over our other debt obligations. The credit facility contains financial and other covenants, including certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility matures in August 2020, and no amount was outstanding under the credit facility as of June 30, 2018.
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
Operating Activities
For the three months ended June 30, 2018, cash used in operating activities was $2.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $21.8 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets, $10.5 million of stock-based compensation expense (including $3.6 million pursuant to a separation agreement with our former CEO), and a $7.9 million net change in operating assets and liabilities. Included in our net loss during the second quarter of 2018 was a $6.6 million cash payment made to our former CEO pursuant to a separation agreement. The primary drivers of the changes in operating assets and liabilities were a $8.7 million increase in deferred revenue, a $4.6 million increase in accrued expenses and other liabilities partially offset by a $2.0 million increase in deferred commissions, a $2.0 million increase in prepaid expenses and a $1.3 million decrease in accounts payable. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. Deferred commissions increased primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increase in accrued expenses and other liabilities and decrease in accounts payable were primarily attributable to the timing of our cash payments. The increase in prepaid expenses was attributable primarily to an upfront payment for our annual user conference.
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
For the six months ended June 30, 2018, cash used in operating activities was $0.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $31.4 million, adjusted for non-cash charges of $1.7 million for depreciation and amortization of our property and equipment and intangible assets, $16.4 million of stock-based compensation expense (including $3.6 million pursuant to a separation agreement with our former CEO), and a $12.5 million net change in operating assets and liabilities. Included in our net loss during the six months ended June 30, 2018 was a $6.6 million cash payment made to our former CEO pursuant to a separation agreement.  The primary drivers of the changes in operating assets and liabilities were a $6.4 million increase in deferred revenue, a $3.9 million increase in accrued expenses and other liabilities, a $1.4 million increase in accounts payable and a $6.3 million decrease in accounts receivable partially offset by a $3.7 million increase in deferred commissions and a $1.8 million increase in prepaid expenses. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. The increase in deferred commissions was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increases in accounts payable and accrued expenses and other liabilities and decrease in accounts receivable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was attributable primarily to an upfront payment for our annual user conference.
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
Investing Activities
Cash used in investing activities of $7.7 million for the three months ended June 30, 2018 was due primarily to $11.3 million in purchases of marketable securities partially offset by proceeds of $3.9 million from maturities of marketable securities.
Cash used in investing activities of $0.5 million for the three months ended June 30, 2017 was due primarily to $2.3 million for the purchase of marketable securities partially offset by proceeds of $1.9 million from maturities of marketable securities.
Cash used in investing activities of $7.2 million for the six months ended June 30, 2018 was due primarily to $11.3 million in purchases of marketable securities partially offset by proceeds of $4.4 million from maturities of marketable securities.

Cash used in investing activities of $1.7 million for the six months ended June 30, 2017 was due primarily to $6.4 million for the purchase of marketable securities partially offset by proceeds of $4.9 million from maturities of marketable securities.
Financing Activities
Cash provided by financing activities of $2.5 million for the three months ended June 30, 2018 was due primarily to $3.3 million in proceeds from option exercises partially offset by $0.5 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.3 million in payments on capital lease and financing obligations.
Cash provided by financing activities of $4.2 million for the three months ended June 30, 2017 was due primarily to $4.7 million in proceeds from option exercises, partially offset by $0.5 million in payments on capital lease and financing obligations.
Cash provided by financing activities of $5.3 million for the six months ended June 30, 2018 was due primarily to $6.4 million in proceeds from option exercises and $1.4 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $1.9 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.6 million in payments on capital lease and financing obligations.
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
The following table represents our contractual obligations as of June 30, 2018 for operating lease obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations relating to office facilities	$28,347	$2,131	$6,787	$6,142	$13,287

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
We determine revenue recognition through the following steps:
• Identification of the contract, or contracts, with a customer
• Identification of the performance obligations in the contract
• Determination of the transaction price
• Allocation of the transaction price to the performance obligations in the contract
• Recognition of revenue when, or as, we satisfy a performance obligation
Revenue is reported net of sales and other taxes collected from customers to be remitted to government authorities.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than the items noted below, there have been no material changes during fiscal 2018 to the risk factors that were included in the Form 10-K.
Risks Related to Our Business and Industry
If we do not keep pace with technological changes, our solutions may become less competitive and our business may suffer.
Our market is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. For example, we have begun the process of transitioning customers to the next generation of Wdesk. In addition, we focus on enhancing the features of our Wdesk platform to improve its utility for larger customers with complex, dynamic and global operations. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements, new features or solutions. If we fail to successfully complete the transition to the next generation of Wdesk or to complete and introduce platform enhancements, or if our customers experience difficulties using our platform as a result of the transition or of the implementation of these enhancements, our revenue retention and revenue growth may be adversely affected. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Once our solutions are deployed, our customers depend on our customer success organization to resolve technical issues relating to our solutions. In addition, in order to maintain our high levels of customer satisfaction and retention, we may need to provide additional support to customers as they transition to the next generation of Wdesk. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services without incurring additional expenses or at all. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our solutions and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results and financial position.
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
In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. We adopted this new standard on the effective date of January 1, 2018, utilizing the modified retrospective method. The application of this guidance resulted in timing and presentation changes affecting our consolidated balance sheet and statement of operations, including acceleration of our professional services revenue for certain contracts; longer deferral of the incremental costs of obtaining a contract; and increases in accounts receivable, deferred revenue and accrued expenses and other current liabilities. We have implemented changes to our accounting processes, internal controls and disclosures to support the new standard. See Note 1 to our accompanying condensed consolidated financial statements for information about ASU 2014-09.

Item 2. Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended June 30, 2018 related to shares withheld upon vesting of restricted stock awards and units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 2018	—	—	—	—
May 2018	23,232	$22.35	—	—
June 2018	—	—	—	—
Total	23,232	$22.35	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6. Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

10.1
Separation Agreement and Release, dated June 12, 2018, between the Company and Matthew M. Rizai, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2018.

10.2	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2018.

12.1	Computation of ratio of earnings to fixed charges.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2018.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1