Form 10-Q
period 2018-09-30
WORKIVA INC
filed 2018-11-07
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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
___________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 5, 2018, there were approximately 34,126,724 shares of the registrant's Class A common stock and 9,722,484 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.  Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2018	As of December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71,843	$60,333
Marketable securities	25,145	16,364
Accounts receivable, net of allowance for doubtful accounts of $719 and $388 at September 30, 2018 and December 31, 2017, respectively	40,697	28,800
Deferred commissions	5,887	2,376
Other receivables	1,392	975
Prepaid expenses	5,727	6,444
Total current assets	150,691	115,292

Property and equipment, net	39,759	40,444
Deferred commissions, non-current	7,368	—
Intangible assets, net	1,216	1,118
Other assets	1,414	861
Total assets	$200,448	$157,715

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)
	As of September 30, 2018	As of December 31, 2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,053	$3,060
Accrued expenses and other current liabilities	34,146	20,212
Deferred revenue	128,435	104,684
Deferred government grant obligation	228	217
Current portion of capital lease and financing obligations	1,181	1,168
Total current liabilities	169,043	129,341

Deferred revenue, non-current	20,650	22,709
Deferred government grant obligation	81	278
Other long-term liabilities	5,428	3,896
Capital lease and financing obligations	17,533	18,425
Total liabilities	212,735	174,649

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 34,077,670 and 32,165,407 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	34	32
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 9,722,484 and 10,203,371 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10	10
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	286,888	248,289
Accumulated deficit	(299,306)	(265,337)
Accumulated other comprehensive income	87	72
Total stockholders’ deficit	(12,287)	(16,934)
Total liabilities and stockholders’ deficit	$200,448	$157,715

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Subscription and support	$51,306	$43,214	$146,613	$123,734
Professional services	9,567	8,854	33,296	29,629
Total revenue	60,873	52,068	179,909	153,363
Cost of revenue
Subscription and support	8,139	8,472	25,578	23,867
Professional services	7,520	7,180	22,888	20,289
Total cost of revenue	15,659	15,652	48,466	44,156
Gross profit	45,214	36,416	131,443	109,207
Operating expenses
Research and development	19,984	17,527	60,829	49,302
Sales and marketing	24,068	23,712	67,326	62,212
General and administrative	11,864	8,959	45,286	27,323
Total operating expenses	55,916	50,198	173,441	138,837
Loss from operations	(10,702)	(13,782)	(41,998)	(29,630)
Interest expense	(448)	(464)	(1,347)	(1,394)
Other income, net	203	198	1,038	986
Loss before provision for income taxes	(10,947)	(14,048)	(42,307)	(30,038)
Provision for income taxes	17	25	43	67
Net loss	$(10,964)	$(14,073)	$(42,350)	$(30,105)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.34)	$(0.98)	$(0.73)
Weighted-average common shares outstanding - basic and diluted	43,973,428	41,815,139	43,359,939	41,453,736
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(10,964)	$(14,073)	$(42,350)	$(30,105)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of income tax benefit (expense) of ($5) and $0 for the three months ended September 30, 2018 and 2017, respectively, and net of income tax benefit (expense) of ($5) and $2 for the nine months ended September 30, 2018 and 2017, respectively	(10)	(82)	21	(168)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (expense) of $1 and $0 for the three months ended September 30, 2018 and 2017, respectively, and net of income tax benefit (expense) of $1 and ($2) for the nine months ended September 30, 2018 and 2017, respectively	22	(7)	(6)	(7)
Other comprehensive income (loss), net of tax	12	(89)	15	(175)
Comprehensive loss	$(10,952)	$(14,162)	$(42,335)	$(30,280)
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cash flows from operating activities
Net loss	$(10,964)	$(14,073)	$(42,350)	$(30,105)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,133	854	2,881	2,612
Stock-based compensation expense	6,949	4,664	23,319	13,200
Provision for (recovery of) doubtful accounts	128	(691)	311	(259)
(Accretion) amortization of premiums and discounts on marketable securities, net	(66)	24	(63)	83
Recognition of deferred government grant obligation	—	(207)	(208)	(943)
Deferred income tax	(4)	—	(4)	—
Changes in assets and liabilities:
Accounts receivable	(1,691)	(757)	4,615	(1,299)
Deferred commissions	(1,939)	(179)	(5,608)	(330)
Other receivables	(591)	468	(416)	443
Prepaid expenses and other	2,501	5,123	712	3,097
Other assets	(389)	(87)	(557)	(74)
Accounts payable	616	669	1,999	1,008
Deferred revenue	8,630	5,904	15,032	24,398
Accrued expenses and other liabilities	3,269	3,474	7,156	(83)
Net cash provided by operating activities	7,582	5,186	6,819	11,748

Cash flows from investing activities
Purchase of property and equipment	(523)	(987)	(742)	(1,134)
Purchase of marketable securities	(6,441)	(5,017)	(17,724)	(11,367)
Maturities of marketable securities	4,600	2,830	9,000	7,681
Purchase of intangible assets	(46)	(55)	(174)	(144)
Net cash used in investing activities	(2,410)	(3,229)	(9,640)	(4,964)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cash flows from financing activities
Proceeds from option exercises	7,534	1,154	13,927	6,669
Taxes paid related to net share settlements of stock-based compensation awards	—	—	(1,861)	(936)
Proceeds from shares issued in connection with employee stock purchase plan	1,846	—	3,216	—
Repayment of other long-term debt	—	(53)	—	(73)
Principal payments on capital lease and financing obligations	(287)	(348)	(879)	(1,135)
Proceeds from government grants	—	—	22	22
Deferred financing costs	—	(71)	—	(81)
Net cash provided by financing activities	9,093	682	14,425	4,466
Effect of foreign exchange rates on cash	83	93	(94)	187

Net increase in cash and cash equivalents	14,348	2,732	11,510	11,437
Cash and cash equivalents at beginning of period	57,495	59,986	60,333	51,281
Cash and cash equivalents at end of period	$71,843	$62,718	$71,843	$62,718

Supplemental cash flow disclosure
Cash paid for interest	$436	$447	$1,304	$1,194
Cash paid for income taxes, net of refunds	$—	$2	$56	$42

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$1,153	$—	$1,280	$—
Purchases of property and equipment, accrued but not paid	$105	$—	$105	$—
See accompanying notes.

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.
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

Income Taxes
On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes widespread changes to the Internal Revenue Code, including, among other items, the introduction of a new international “Global Intangible Low-Taxed Income” (“GILTI”) regime effective January 1, 2018. Companies may adopt one of two views in regards to establishing deferred taxes in accordance with the new (“GILTI”) regime under ASC 740.  Companies may account for the effects of GILTI either (1) in the period the entity becomes subject to GILTI, or (2) establish deferred taxes (similar to the guidance that currently exists with respect to basis differences that will reverse under current Subpart F rules) for basis differences that upon reversal will be subject to GILTI. We have elected to account for the effects of GILTI in the period incurred.  Adjustments related to GILTI have been offset by a corresponding reduction to the valuation allowance and as a result have zero impact on our effective tax rate. We will continue to refine our calculations as additional guidance is released during the measurement period as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, also known as Accounting Standards Codification Topic 606 (ASC 606), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
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

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated balance sheet as of September 30, 2018 and statement of operations for the three and nine months ended September 30, 2018 was as follows (in thousands, except per share data):

	As of September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$40,697	$25,971	$14,726
Deferred commissions	5,887	3,002	2,885
Deferred commissions, non-current	7,368	—	7,368

Liabilities
Accrued expenses and other current liabilities	34,146	27,098	7,048
Deferred revenue	128,435	124,709	3,726
Deferred revenue, non-current	20,650	18,188	2,462

Equity
Accumulated deficit	$(299,306)	$(311,049)	$11,743

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Revenues
Subscription and support	$51,306	$51,183	$123	$146,613	$145,889	$724
Professional services	9,567	10,041	(474)	33,296	35,589	(2,293)

Operating expenses
Sales and marketing	24,068	25,705	(1,637)	67,326	72,257	(4,931)

Net loss	$(10,964)	$(12,250)	$1,286	$(42,350)	$(45,712)	$3,362

Net loss per common share
Basic and diluted	$(0.25)	$(0.28)	$0.03	$(0.98)	$(1.05)	$0.07

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
In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for nonemployee share-based payment transactions. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through performance completion date. Awards that include performance conditions will recognize compensation cost when the achievement of the performance condition is probable, rather than upon achievement of the performance condition. Finally, the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted, including interim periods, but no earlier than the adoption of ASC 606. Effective June 20, 2018, we adopted this standard. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases). The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to elect this new transition guidance when we adopt the standard on January 1, 2019. We have formed a team to identify and analyze our arrangements for leases and have begun assessing our lease population for the new standard and evaluating the impact to our consolidated financial statements. We currently expect to use the package of practical expedients which allows us to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. We anticipate the standard will have a material impact on our balance sheet.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We plan to adopt this standard on the effective date and are currently evaluating the impact of this new standard on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The update will become effective for interim and annual periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. Early adoption is permitted. We plan to adopt this standard prospectively on the effective date. We are currently evaluating the impacts that adoption of this ASU will have on our consolidated financial statements.

2. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	September 30, 2018	December 31, 2017
Accrued vacation	$6,819	$6,087
Accrued commissions	3,342	3,297
Accrued bonuses	9,672	4,419
Estimated health insurance claims	1,190	1,090
ESPP employee contributions	1,165	1,419
Customer deposits	7,048	—
Accrued other liabilities	4,910	3,900
	$34,146	$20,212
Other Income, net
Other income, net for the three and nine months ended September 30, 2018 and 2017 consisted of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income	$341	$168	$843	$388
Income from training reimbursement program	—	207	208	943
Other	(138)	(177)	(13)	(345)
	$203	$198	$1,038	$986

3. Cash Equivalents and Marketable Securities
At September 30, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$48,869	$—	$—	$48,869
Commercial paper	10,734	—	—	10,734
U.S. treasury debt securities	2,484	—	(4)	2,480
U.S. corporate debt securities	12,002	1	(72)	11,931
	$74,089	$1	$(76)	$74,014
Included in cash and cash equivalents	$48,869	$—	$—	$48,869
Included in marketable securities	$25,220	$1	$(76)	$25,145

At December 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$49,452	$—	$—	$49,452
U.S. treasury debt securities	3,083	—	(8)	3,075
U.S. corporate debt securities	13,350	—	(61)	13,289
	$65,885	$—	$(69)	$65,816
Included in cash and cash equivalents	$49,452	$—	$—	$49,452
Included in marketable securities	$16,433	$—	$(69)	$16,364

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2018
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$2,480	$(4)	$—	$—
U.S. corporate debt securities	5,615	(23)	4,515	(49)
Total	$8,095	$(27)	$4,515	$(49)

We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of September 30, 2018 to hold these investments until the cost basis is recovered.

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2018, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2018			Fair Value Measurements as of December 31, 2017
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$48,869	$48,869	$—	$49,452	$49,452	$—
Commercial paper	10,734	—	10,734	—	—	—
U.S. treasury debt securities	2,480	—	2,480	3,075	—	3,075
U.S. corporate debt securities	11,931	—	11,931	13,289	—	13,289
	$74,014	$48,869	$25,145	$65,816	$49,452	$16,364

Included in cash and cash equivalents	$48,869			$49,452
Included in marketable securities	$25,145			$16,364

5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $13.3 million as of September 30, 2018. Amortization expense for the deferred costs was $2.5 million and $6.9 million for the three and nine months ended September 30, 2018, respectively. There was no significant impairment loss in relation to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Lease Commitments
As of September 30, 2018, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2018	$1,047
2019	3,616
2020	3,344
2021	3,252
2022	2,969
Thereafter	13,318
Total minimum lease payments	$27,546

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
As of September 30, 2018, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
In June 2018, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,000,000. As of September 30, 2018, 3,187,998 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of September 30, 2018, 4,820,623 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of revenue
Subscription and support	$161	$204	$560	$522
Professional services	153	129	449	329
Operating expenses
Research and development	1,624	601	4,140	1,566
Sales and marketing	1,397	788	3,950	2,141
General and administrative	3,614	2,942	14,220	8,642
Total	$6,949	$4,664	$23,319	$13,200

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

The fair value of our stock options and ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock Options
Expected term (in years)	—	6.1	—	6.0 - 6.1
Risk-free interest rate	—%	1.9% - 2.1%	—%	1.9% - 2.1%
Expected volatility	—%	38.9% - 39.1%	—%	38.9% - 43.8%

ESPP
Expected term (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	2.4%	1.2%	1.8% - 2.4%	1.2%
Expected volatility	36.4%	28.5%	22.2% - 36.4%	28.5%
Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2017	8,145,777	$13.33	7.0	$65,913
Granted	—	—
Forfeited	(192,777)	17.38
Exercised	(1,259,276)	11.06
Outstanding at September 30, 2018	6,693,724	$13.64	6.4	$173,093

Exercisable at September 30, 2018	4,873,606	$12.64	5.8	$130,920

Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $22.1 million and $5.5 million, respectively.
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2017 was $6.41. No options were granted during the nine months ended September 30, 2018. The total fair value of options vested during the nine months ended September 30, 2018 and 2017 was approximately $10.3 million and $7.7 million, respectively. Total unrecognized compensation expense of $10.4 million related to options will be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the nine months ended September 30, 2018 and 2017 was approximately $2.2 million and $2.4 million, respectively.
The following table summarizes the restricted stock award activity under the Plan for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2017	163,332	$13.40
Granted	—	—
Forfeited	—	—
Vested	(163,332)	13.40
Unvested at September 30, 2018	—	$—

Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At September 30, 2018, there was no unrecognized compensation expense related to restricted stock awards.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the nine months ended September 30, 2018 and 2017 was approximately $7.2 million and $2.5 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2017	574,072	$14.51
Granted	2,123,130	23.93
Forfeited	(42,044)	22.56
Vested(1)	(440,029)	16.47
Unvested at September 30, 2018	2,215,129	$23.00

(1) As of September 30, 2018, recipients of 554,621 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At September 30, 2018, there was approximately $40.9 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
During the nine months ended September 30, 2018, 179,377 shares of common stock were purchased under the ESPP at a weighted-average price of $17.93 per share, resulting in cash proceeds of $3.2 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At September 30, 2018, there was approximately $407,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands). Certain year-to-date amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue.

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Information technology	$7,698	$22,843
Consumer discretionary	7,248	20,918
Industrials	6,890	20,706
Diversified financials	6,847	20,198
Banks	6,044	17,628
Healthcare	5,347	15,786
Energy	4,805	14,303
Other	15,994	47,527
Total revenues	$60,873	$179,909

The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Subscription and support	$51,306	$146,613
XBRL professional services	6,312	23,080
Other services	3,255	10,216
Total revenues	$60,873	$179,909

Deferred Revenue
During the three months ended September 30, 2018, we recognized $47.2 million of revenue that was included in the deferred revenue balance at the beginning of the period. During the nine months ended September 30, 2018, we recognized $93.9 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2018, revenue of approximately $149.1 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $128.4 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2018		September 30, 2017
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(8,532)	$(2,432)	$(10,467)	$(3,606)

Denominator
Weighted-average common shares outstanding - basic and diluted	34,221,118	9,752,310	31,100,994	10,714,145
Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.34)	$(0.34)

	Nine months ended
	September 30, 2018		September 30, 2017
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(32,616)	$(9,734)	$(22,255)	$(7,850)

Denominator
Weighted-average common shares outstanding - basic and diluted	33,393,426	9,966,513	30,644,955	10,808,781
Basic and diluted net loss per share	$(0.98)	$(0.98)	$(0.73)	$(0.73)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2018	September 30, 2017
Shares subject to outstanding common stock options	6,693,724	8,336,496
Shares subject to unvested restricted stock awards	—	176,665
Shares issuable pursuant to the ESPP	108,929	87,265

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
Overview
Workiva provides Wdesk, an intuitive cloud platform that modernizes how customers work with business data at thousands of organizations. Wdesk is built on a data management engine, offering controlled collaboration, data connections, granular permissions and a full audit trail. Wdesk helps mitigate risk, improves productivity and gives users confidence in their data-driven decisions. As of September 30, 2018, we provided our solutions to more than 3,200 enterprise customers, including more than 75% of FORTUNE 500® companies(1).
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
Our integrated platform, subscription-based model, and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.9% (excluding add-on seats) for the twelve months ended September 30, 2018.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,293 at September 30, 2018 from 1,284 at September 30, 2017, an increase of 0.7%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $60.9 million and $179.9 million during the three and nine months ended September 30, 2018, respectively,

from $52.1 million and $153.4 million during the three and nine months ended September 30, 2017, respectively. We incurred net losses of $11.0 million and $42.4 million during the three and nine months ended September 30, 2018, respectively, compared to $14.1 million and $30.1 million during the three and nine months ended September 30, 2017, respectively.
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
Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Financial metrics
Total revenue	$60,873	$52,068	$179,909	$153,363
Percentage increase in total revenue	16.9%	16.5%	17.3%	15.9%
Subscription and support revenue	$51,306	$43,214	$146,613	$123,734
Percentage increase in subscription and support revenue	18.7%	19.3%	18.5%	18.1%
Subscription and support as a percent of total revenue	84.3%	83.0%	81.5%	80.7%

	As of September 30,
	2018	2017
Operating metrics
Number of customers	3,289	2,991
Subscription and support revenue retention rate	95.9%	96.5%
Subscription and support revenue retention rate including add-ons	104.7%	108.6%
Annual contract value $100k+	398	302
Annual contract value $150k+	173	131

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
Our subscription and support revenue retention rate was 95.9% at the September 2018 measurement date, down from 96.5% as of September 2017. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or ceasing to file SEC reports has been the largest contributing factor to our revenue attrition.
Subscription and support revenue retention rate including add-ons. Add-on revenue includes the change in both seats and solutions purchased and seat pricing for existing customers. We calculate our subscription and support revenue retention rate including add-ons by annualizing the subscription and support revenue recorded in the last month of the measurement period for only those customers in place throughout the entire measurement period. We divide the result by the annualized subscription and support revenue in the first month of the measurement period for all customers in place at the beginning of the measurement period. The measurement period is based on the trailing twelve months.
Our subscription and support revenue retention rate including add-ons was 104.7% at the September 2018 measurement date, down from 108.6% as of September 2017. The timing of normal course adjustments to existing customer contracts can result in fluctuations in this calculation.
Revenue retention rates are calculated using ASC 605 revenue in the last month of the measurement period. See Note 1 to our condensed consolidated financial statements for additional information. In 2019, we plan to begin using quarterly ASC 606 revenue to calculate this metric. We expect quarterly measurements will be less variable than the single month measurements we currently report.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2018 and 2017, no single customer represented more than 1% of our revenue, and our largest ten customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(in thousands)
Revenue
Subscription and support	$51,306	$43,214	$146,613	$123,734
Professional services	9,567	8,854	33,296	29,629
Total revenue	60,873	52,068	179,909	153,363
Cost of revenue
Subscription and support(1)	8,139	8,472	25,578	23,867
Professional services(1)	7,520	7,180	22,888	20,289
Total cost of revenue	15,659	15,652	48,466	44,156
Gross profit	45,214	36,416	131,443	109,207
Operating expenses
Research and development(1)	19,984	17,527	60,829	49,302
Sales and marketing(1)	24,068	23,712	67,326	62,212
General and administrative(1)	11,864	8,959	45,286	27,323
Total operating expenses	55,916	50,198	173,441	138,837
Loss from operations	(10,702)	(13,782)	(41,998)	(29,630)
Interest expense	(448)	(464)	(1,347)	(1,394)
Other income, net	203	198	1,038	986
Loss before provision for income taxes	(10,947)	(14,048)	(42,307)	(30,038)
Provision for income taxes	17	25	43	67
Net loss	$(10,964)	$(14,073)	$(42,350)	$(30,105)
(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cost of revenue
Subscription and support	$161	$204	$560	$522
Professional services	153	129	449	329
Operating expenses
Research and development	1,624	601	4,140	1,566
Sales and marketing	1,397	788	3,950	2,141
General and administrative	3,614	2,942	14,220	8,642
Total stock-based compensation expense	$6,949	$4,664	$23,319	$13,200

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Subscription and support	84.3%	83.0%	81.5%	80.7%
Professional services	15.7	17.0	18.5	19.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	13.4	16.3	14.2	15.6
Professional services	12.4	13.8	12.7	13.2
Total cost of revenue	25.8	30.1	26.9	28.8
Gross profit	74.2	69.9	73.1	71.2
Operating expenses
Research and development	32.8	33.7	33.8	32.1
Sales and marketing	39.5	45.5	37.4	40.6
General and administrative	19.5	17.2	25.2	17.8
Total operating expenses	91.8	96.4	96.4	90.5
Loss from operations	(17.6)	(26.5)	(23.3)	(19.3)
Interest expense	(0.7)	(0.9)	(0.7)	(0.9)
Other income, net	0.3	0.4	0.6	0.6
Loss before provision for income taxes	(18.0)	(27.0)	(23.4)	(19.6)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(18.0)%	(27.0)%	(23.4)%	(19.6)%

Comparison of Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change

	(dollars in thousands)
Revenue
Subscription and support	$51,306	$43,214	18.7%	$146,613	$123,734	18.5%
Professional services	9,567	8,854	8.1%	33,296	29,629	12.4%
Total revenue	$60,873	$52,068	16.9%	$179,909	$153,363	17.3%

Total revenue increased $8.8 million for the three months ended September 30, 2018 compared to the same quarter a year ago due primarily to a $8.1 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 48.3% represented revenue from new customers acquired after September 30, 2017 and 51.7% represented revenue from existing customers at or prior to September 30, 2017. The total number of our customers expanded 10.0% from September 30, 2017 to September 30, 2018. Growth in professional services revenue was attributable primarily to an increase in XBRL tagging services for both new and existing customers.

Total revenue increased $26.5 million for the nine months ended September 30, 2018 compared to the same period a year ago due primarily to a $22.9 million increase in subscription and support revenue. Of the total gain in subscription and support revenue, 35.0% represented revenue from new customers acquired after September 30, 2017 and 65.0% represented revenue from existing customers at or prior to September 30, 2017. Growth in professional services revenue was attributable primarily to an increase in XBRL tagging services. Professional services revenue increased at a slower rate than subscription and support revenue for the nine months ended September 30, 2018 compared to the same period a year ago. As our customers become familiar with our platform, they typically become more self sufficient and require fewer professional services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Adoption of ASC 606 did not have a significant impact on revenue recognized during the quarter ended September 30, 2018. For the first nine months of 2018, adoption of ASC 606 caused recognition of professional services revenue to be $2.3 million higher than what would have been recognized under the legacy standard. Under ASC 605, revenue from subscription and support and professional services for the first nine months of 2018 would have been $145.9 million and $35.6 million, respectively, which represents increases of 17.9% and 20.1%, respectively, over the same period a year ago. See Note 1 to our condensed consolidated financial statements for a breakdown of revenue for the current period under ASC 605.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$8,139	$8,472	(3.9)%	$25,578	$23,867	7.2%
Professional services	7,520	7,180	4.7%	22,888	20,289	12.8%
Total cost of revenue	$15,659	$15,652	—%	$48,466	$44,156	9.8%

Cost of revenue remained relatively flat in the three months ended September 30, 2018 compared to the same quarter a year ago, reflecting tight control on headcount growth and resulting in an improvement in gross margin to 74.2% in the most recent quarter from 69.9% in the same quarter a year ago.
Cost of revenue increased $4.3 million during the nine months ended September 30, 2018 compared to the same period a year ago, due primarily to an increase in employee compensation and benefits of $3.1 million and a $1.2 million rise in the cost of cloud infrastructure services to support our expanding customer base.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change

	(dollars in thousands)
Operating expenses
Research and development	$19,984	$17,527	14.0%	$60,829	$49,302	23.4%
Sales and marketing	24,068	23,712	1.5%	67,326	62,212	8.2%
General and administrative	11,864	8,959	32.4%	45,286	27,323	65.7%
Total operating expenses	$55,916	$50,198	11.4%	$173,441	$138,837	24.9%

Research and Development
Research and development expenses increased $2.5 million in the three months ended September 30, 2018 compared to the same quarter a year ago due primarily to $2.3 million  in higher cash-based compensation and benefits and additional stock-based compensation of $1.0 million, partially offset by a $0.8 million decrease in consulting fees. Transitioning certain projects to internal teams allowed us to reduce consulting fees. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in increased investment in research and development.
Research and development expenses increased $11.5 million in the nine months ended September 30, 2018 compared to the same period a year ago due partially to higher cash-based compensation, benefits, and travel costs of $9.1 million, additional stock-based compensation of $2.6 million, and a $0.4 million increase in the cost of server usage, partially offset by a $0.9 million decrease in consulting fees. The decrease in consulting fees was due to bringing some previously outsourced work in-house.
Sales and Marketing
Sales and marketing expenses increased $0.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due primarily to $0.7 million in higher cash-based compensation, benefits, and travel costs and additional stock-based compensation of $0.6 million, partially offset by $0.8 million in cost savings related to our annual user conference.  Sales and marketing expense as a percentage of revenue improved to 39.5% in the most recent quarter from 45.5% in the same quarter a year ago due to both the capitalization of sales commissions required by ASC 606 and reduced marketing spend.
Sales and marketing expenses increased $5.1 million during the nine months ended September 30, 2018 compared to the same period a year ago due partially to higher cash-based compensation, benefits, and travel costs of $3.9 million and additional stock-based compensation of $1.8 million, partially offset by $0.8 million in cost savings related to our annual user conference.

General and Administrative
General and administrative expenses increased $2.9 million during the three months ended September 30, 2018 compared to the same quarter a year ago due primarily to higher cash-based compensation, benefits, and travel costs of $1.4 million and additional stock-based compensation of $0.7 million.  The increase in stock-based compensation was driven primarily by restricted stock grants to certain executive officers in February 2018 that vest after three years. In addition, bad debt expense increased by $0.7 million due primarily to a reduction in bad debt during the third quarter of 2017.   General and administrative expense as a percentage of revenue increased to 19.5% in the latest quarter from 17.2% the same quarter last year due to higher compensation and the addition of senior executives to manage international operations.
General and administrative expenses increased $18.0 million during the nine months ended September 30, 2018 compared to the same period a year ago. This increase was due primarily to $11.6 million in higher cash-based compensation, benefits, and travel costs and $5.6 million in additional stock-based compensation. In the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, pursuant to a separation agreement with our former CEO. The remaining increase in stock-based compensation was driven primarily by restricted stock grants to certain executive officers in February 2018 that vest after three years. In addition, bad debt expense increased by $0.5 million due primarily to a reduction in bad debt during the third quarter of 2017.
Non-Operating Income (Expenses)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(dollars in thousands)
Interest expense	$(448)	$(464)	$(1,347)	$(1,394)
Other income, net	203	198	1,038	986

Interest Expense and Other Income, Net
Interest expense remained relatively flat during the three and nine months ended September 30, 2018 compared to the same period a year ago.
Other income, net remained relatively flat during the three months ended September 30, 2018 compared to the same period a year ago.
Other income, net increased during the nine months ended September 30, 2018 compared to the same period a year ago due primarily to increases in interest income and gains on foreign currency transactions partially offset by a reduction of government grant income from a training reimbursement program.

Liquidity and Capital Resources

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(in thousands)
Cash flow provided by operating activities	$7,582	$5,186	$6,819	$11,748
Cash flow used in investing activities	(2,410)	(3,229)	(9,640)	(4,964)
Cash flow provided by financing activities	9,093	682	14,425	4,466
Net increase in cash and cash equivalents, net of impact of exchange rates	$14,348	$2,732	$11,510	$11,437
As of September 30, 2018, our cash, cash equivalents and marketable securities totaled $97.0 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility and the ability to offer and sell securities pursuant to our shelf registration statement will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets and has first priority over our other debt obligations. The credit facility contains financial and other covenants, including certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility matures in August 2020, and no amount was outstanding under the credit facility as of September 30, 2018.
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
Operating Activities
For the three months ended September 30, 2018, cash provided by operating activities was $7.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $11.0 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $6.9 million of stock-based compensation expense, and a $10.4 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $8.6 million increase in deferred revenue, a $3.3 million increase in accrued expenses and other liabilities, a $0.6 million increase in accounts payable, and a $2.5 million decrease in prepaid expenses partially offset by a $1.9 million increase in deferred commissions and a $1.7 million increase in accounts receivable. Customer growth accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. Deferred commissions increased primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increases in accounts receivable and accounts payable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in accrued expenses and other liabilities was attributable primarily to the timing of our payment of annual bonuses. The decrease in prepaid expenses was attributable primarily to the timing of payments for our annual user conference.
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
For the nine months ended September 30, 2018, cash provided by operating activities was $6.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $42.4 million, adjusted for non-cash charges of $2.9 million for depreciation and amortization of our property and equipment and intangible assets, $23.3 million of stock-based compensation expense (including $3.6 million pursuant to a separation agreement with our former CEO), and a $22.9 million net change in operating assets and liabilities. Included in our net loss during the nine months ended September 30, 2018 was a $6.6 million cash payment made to our former CEO pursuant to a separation agreement. The primary drivers of the changes in operating assets and liabilities were a $15.0 million increase in deferred revenue, a $7.2 million increase in accrued expenses and other liabilities, a $2.0 million increase in accounts payable, a $4.6 million decrease in accounts receivable, and a $0.7 million decrease in prepaid expenses partially offset by a $5.6 million increase in deferred commissions. Customer growth accounted for most of the increase in deferred revenue. The increase in deferred commissions was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increases in accounts payable and decrease in accounts receivable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in accrued expenses and other liabilities was attributable primarily to the timing of our payment of annual bonuses. The decrease in prepaid expenses was attributable primarily to timing of payments for our annual user conference.
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
Investing Activities
Cash used in investing activities of $2.4 million for the three months ended September 30, 2018 was due primarily to $6.4 million in purchases of marketable securities and $0.5 million of capital expenditures partially offset by proceeds of $4.6 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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
Cash used in investing activities of $9.6 million for the nine months ended September 30, 2018 was due primarily to $17.7 million in purchases of marketable securities and $0.7 million of capital expenditures partially offset by proceeds of $9.0 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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
Financing Activities
Cash provided by financing activities of $9.1 million for the three months ended September 30, 2018 was due primarily to $7.5 million in proceeds from option exercises and $1.8 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash provided by financing activities of $0.7 million for the three months ended September 30, 2017 was due primarily to $1.2 million in proceeds from option exercises partially offset by an aggregate  $0.4 million in repayments on long-term debt and payments on capital lease and financing obligations.
Cash provided by financing activities of $14.4 million for the nine months ended September 30, 2018 was due primarily to $13.9 million in proceeds from option exercises and $3.2 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $1.9 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.9 million in payments on capital lease and financing obligations.
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
The following table represents our contractual obligations as of September 30, 2018 for operating lease obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations relating to office facilities	$27,546	$1,047	$6,960	$6,221	$13,318

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
Except for the accounting policies for revenue recognition, deferred revenue, customer deposits and deferred commissions that were updated as a result of adopting ASU 2014-09, there have been no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November, 2018.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1