Form 10-K
period 2018-12-31
WORKIVA INC
filed 2019-02-20
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
None
___________________________________
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2018, based on the closing price of $24.40 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $782.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2019, there were approximately 34,859,096 shares of the registrant's Class A common stock and 9,445,596 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2019. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2018.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2018

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

Part I.
Item 1. Business
Overview
Workiva is a leading provider of cloud-based solutions for connected data, reporting and compliance. Our platform, Wdesk, is used by thousands of public and private companies,  government agencies and higher-education institutions. Wdesk offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Wdesk users are able to combine narrative with their data, which greatly improves insight in their financial, regulatory and management reporting processes. As of December 31, 2018, 3,340 organizations, including more than 75% of Fortune 500® companies, subscribed to our Wdesk platform.
Our customers can connect Wdesk with data in more than 100 cloud and on-premise applications. In June 2018, we expanded our Wdesk platform with Wdata, which combines new data preparation capabilities with existing connectors and Application Programming Interfaces (APIs) to help our customers more easily capture, enrich and connect large datasets to Wdesk. Integrating enterprise business systems with our platform removes manual steps in the reporting and analysis process after the data leaves our customers' Enterprise Resource Planning (ERP) and other data systems and enables data assurance throughout the entire reporting process with an immutable audit trail. Wdata also enables a broader set of business users to explore complex data at scale and better manage data transformations in the office of the CFO.
Many organizations throughout the world are required to report business data to a variety of regulators, boards and other stakeholders. However, these organizations often struggle to produce accurate and consistent information and reports because their ever-expanding volume of business data is typically stored in incompatible formats and spread across hundreds of different sources and locations. The stakes for enterprises are high: reporting incorrect, incomplete or untimely information increases the risks of poor decision-making, legal liability, reputational damage and a weakened competitive position.
By addressing these challenges, Workiva is changing the way people manage and report business data. Wdesk enables our users to collect, aggregate and prepare their unstructured and structured data in an integrated, secure, cloud-based environment. Numbers, narrative, charts and graphics can be linked inside Wdesk, which becomes an organization’s central repository for critical data, providing a single source of truth. With linked data and a full audit trail, users can trust that Wdesk spreadsheets, word documents, presentations, dashboards and reports are up-to-date and consistent, reducing the risk of reporting incorrect data or taking action based on erroneous information.
With Wdesk serving as a consolidated record of business data, our customers can eliminate many repetitive, manual and time-consuming tasks imposed by legacy software, giving them more time to perform value-added work. Technology features familiar to people as consumers – speed, access and sharing – are available at work with Wdesk, thereby enabling our users to become more efficient and flexible, which we believe leads to greater job satisfaction, employee retention and career opportunities.
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
With permission controls in Wdesk, administrators can manage access at all levels for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, outside counsel and other consultants, which streamlines the review process and reduces expenses.
Wdesk Technology
Our technology is enterprise-grade and developed to perform at scale, allowing users to work anytime from anywhere with an internet connection. Wdesk utilizes Amazon Web Services and Google Cloud Platform, which enable us to scale our compute and storage capacity on demand. We can deploy incremental changes to our customers on a daily basis by employing a continuous delivery process supported by Agile software development methodologies. As a result, all of our customers access the latest version of our platform, and upgrades are applied with minimal disruption to ongoing operations. In addition, in order to keep our customers’ data secure, we have developed advanced data security protocols that augment the standard security of the Amazon and Google cloud services. Our architecture has scalability for global enterprises, as well as advantages in reliability and cloud delivery.
Platform Milestones
In March 2010, we released our first software solution, which focused on streamlining reporting to the SEC.
In March 2013, we launched our Wdesk platform to respond to the growing demand from our customers to use Wdesk for work beyond SEC reporting.
In September 2016, we released enhancements to Wdesk that included: new capabilities to our spreadsheet application, making it one of the largest and fastest spreadsheet applications in the cloud; more powerful, dynamic dashboards; advanced testing and workflow capabilities; and expanded data relationships for SOX and internal control teams.
In July 2017, we began offering our customers the ability to connect Wdesk with more than 100 cloud and on-premise applications. Integrating enterprise business systems with Wdesk enables customers to directly connect the datasets they need into a central hub of trusted data, with powerful linking, auditability and control features.
In June 2018, we expanded our Wdesk platform with Wdata, which combines new data preparation capabilities with existing connectors and Application Programming Interfaces (APIs) to enable customers to more easily capture, enrich and connect large datasets to Wdesk. Wdata enables a broader set of business users to explore complex data at scale and better manage data transformations in the office of the CFO.
Markets and Use Cases
Although Workiva solutions are used for hundreds of different use cases, we currently focus our sales and marketing resources in five areas: (1) Finance and Accounting, (2) Risk and Controls, (3)

Regulatory Reporting, (4) Financial Close, Management and Performance Reporting and (5) Statutory and Corporate Tax Reporting.
We distribute our software and services through field sales, inside sales and partnership channels. We focus on a “land-and-expand” strategy to acquire new customers and expand our existing customer relationships.
Our customer success and professional services teams help our account managers build our existing customer relationships by providing advice on best practices that enable users to harness the full power of Wdesk.
Many of the largest and most demanding enterprises in the world are included in our broadly diversified customer base. Our largest customer represented less than 1% of our revenue in 2018. We believe that we have exceptional customer satisfaction, as evidenced by our subscription and support revenue retention rate of 96.1% (excluding add-on seats) as of December 2018. Our subscription and support revenue retention rate including add-ons was 107.1% as of December 2018.
We have experienced strong revenue growth since we released our first solution in March 2010. Our revenue increased from $178.6 million in 2016 to $244.3 million in 2018, representing a 17% compound annual growth rate. We incurred a net loss of $44.0 million in 2016, $44.4 million in 2017 and $50.1 million in 2018. Approximately 82% of our revenue in 2018 was derived from subscription and support fees, with the remainder from professional services.
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
Regulatory Requirements are Continually Changing. Legislation, such as the Sarbanes-Oxley Act and the Dodd-Frank Act in the United States, and requirements in Europe for reporting with a Single Electronic Format (ESEF) taxonomy, continue to drive complex reporting mandates. For example, SOX requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their internal controls over financial reporting. Increased scrutiny from the Public Company Accounting Oversight Board (PCAOB) on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance.
Charged with implementing these legislative mandates and others, governmental agencies such as the SEC, the Canadian Securities Administrators, the Federal Reserve System, the Federal Deposit Insurance Corporation, the U.S. Department of Energy, the U.S. Environmental Protection Agency, the European Securities and Markets Authority, the European Banking Authority and the U.K. Financial Conduct Authority continue to issue and change regulations that affect existing reporting requirements. Regulators are also implementing new, industry-specific reporting requirements. For example, in recent years insurance companies have been required to produce reports for Own Risk Solvency Assessment (ORSA) and Model Audit Rule, often referred to as MAR-SOX because of its similarity to SOX compliance. The European Banking Authority’s Supervisory Review and Evaluation Process (SREP) requires institutions to report on their Internal Capital Adequacy Assessment Process (ICAAP) and Internal Liquidity Adequacy Assessment Process (ILAAP). The Financial Conduct Authority, which regulates financial services firms and financial markets in the UK, requires reporting under the Client Assets Sourcebook (CASS) rules for registered firms who hold or control client money or custody assets.
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
We expect the use of non-proprietary data standards, such as XBRL, to continue to grow. The U.S. federal government is beginning to mandate the use of open data standards for a variety of regulatory reports. The SEC is phasing in a requirement for reporting companies to begin using Inline XBRL, a standard that embeds XBRL in financial statements, thus eliminating the need to file two documents. Outside the United States, securities regulators, stock exchanges and taxing authorities in several countries (including Australia, Brazil, Canada, China, Denmark, Finland, Germany, India, Israel, Japan, the Netherlands, Singapore, South Korea, Spain and the United Kingdom) already require the filing of XBRL data. The SEC now requires Foreign Private Issuers (FPI) that prepare their financial statements in accordance with International Financial Reporting Standards (IFRS) to include XBRL tagging in their SEC filings. In addition, the European Securities and Markets Authority (ESMA) now mandates Inline XBRL for its European Single Electronic Format (ESEF) taxonomy. More than 5,000 EU issuers will be required to use this taxonomy for their annual financial reports, ending on or after January 1, 2020.
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
Workforces are Becoming More Geographically Dispersed. Market dynamics and the globalization of enterprises have changed where people work and how they work together. Organizations are becoming increasingly global, with employees geographically distributed to support strategic and business needs. Workforce flexibility initiatives have resulted in more employees working remotely, increasing the demand for cloud-based enterprise software that can be accessed from anywhere with an internet connection.
Consumerization of Workplace Technology. Technical advancements in laptop computers, smart phones, tablets and wireless networks have enabled mobility across the enterprise. The rapid advancement of consumer applications, particularly social media, has raised expectations for enterprise technology as employees expect their workplace technology to achieve the same level of functionality, performance, data integration and ease of use as the consumer technologies that permeate their daily lives.

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
Edits are error-prone and lack audit trails. Traditional software does not permit linking references to a single source, so when a change is made it does not flow throughout the document or related documents, increasing the risk of errors.
Changes are difficult to audit. Traditional solutions do not offer visibility into data provenance or the lineage of changes to a document.
Control is limited. With legacy software, multiple versions of a spreadsheet, presentation or report may be stored in numerous locations across an enterprise, making it difficult to control who can review and edit, and even more difficult to adjust these roles as the creation process evolves.
Wdesk Platform Benefits
Public and private companies across a wide range of industries, as well as government agencies and higher-education institutions, use Wdesk to help coworkers simultaneously create, review and publish data-linked documents and reports with greater speed, control and accuracy. Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. A complete record of data provenance and all changes helps our customers save time, mitigate risk, gain insights and make better, data-driven decisions.
Benefits to Decision-Makers
Reduces Risk. Numbers, narrative, charts and graphics can be linked inside Wdesk, which becomes an organization’s central repository for business data or single source of truth. Managers can trust that Wdesk spreadsheets, word documents, presentations, dashboards and reports are up-to-date and consistent, reducing the risk of reporting incorrect data or taking action based on erroneous information. In addition, Wdesk ensures that presentations and reports are published using the most recent business rules, formats and XBRL and Inline XBRL protocols where applicable.

Improves Data Transparency. Wdesk provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. Decision-makers benefit from the ability to drill down into each discrete data point, which increases data transparency, accountability and trust that critical business data across an organization is verified and accurate.
Saves Time. With linked data in a single version – along with embedded tasks, comments and supporting documentation – Wdesk helps our customers reduce or completely eliminate repetitive, manual tasks, giving teams more time for analysis and other value-added work.
Streamlines Reviews. With Wdesk permission controls, administrators can grant access to their external auditors, outside counsel, and other consultants, which streamlines the review process and reduces expenses.
Better-Informed Decision-Making. People who use Wdesk know that they are working on the most current and accurate version, which helps our customers make quicker and better-informed decisions.
Benefits to Users
Ubiquitous Access. Users can access our Wdesk platform through a secure, web-based interface any time and anywhere an internet connection is available. By providing flexible access to Wdesk, users can be productive from wherever and whenever they choose to work.
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
Higher Job Satisfaction. Wdesk helps users reduce or completely eliminate repetitive, manual and time-consuming functions, thereby becoming more efficient and flexible, which we believe leads to greater job satisfaction, employee retention, cross-role training and career opportunities.
Transferable Job Skills. The ability to work in Wdesk is increasingly being recognized as a transferable skill set desired by accounting, finance, compliance and operations teams. Wdesk proficiency often appears in our users’ resumes and becomes an attractive consideration in promotions within an organization or by recruiters looking for professionals with advanced skills.
Growth Strategy
We continue to add new Wdesk customers as well as add seats at existing customers for a wide range of use cases at public and private companies, as well as government agencies and higher-education institutions. In addition, customer demand for our platform continues to expand as we improve Wdesk features and capabilities and build our ecosystem of customers and partners. Key elements of our growth strategy include:
Generate Growth From Existing Customers. Wdesk can exhibit a powerful network effect within an organization that attracts additional users and more data. As more employees in an enterprise use Wdesk, additional opportunities for collaboration and automation drive demand among their colleagues. Expansion within current customers includes adding users for both existing solutions and new use cases. Our new solution-based licensing model, which offers Wdesk subscriptions by solution rather than by our previous seat-based model, makes it easier for customers to add colleagues to Wdesk and delivers more value to our customers.

Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filings. In 2013, we began expanding into additional markets that were faced with managing large, complex processes with many contributors and disparate sets of business data. We now sell to new customers in the areas of: finance and accounting; risk and controls; regulatory reporting; financial close, management and performance reporting; and statutory and corporate tax reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers in the U.S., Canada, Europe and Asia.
Expand our Partnership Ecosystem. We continue to expand our ecosystem of partners, including Business Process Outsourcing and managed service firms, global consultancies providing an array of accounting and advisory services, systems integrators, large and mid-sized Independent Software Vendors (ISV) and IT service providers. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Growth in Non-SEC Use Cases. We believe we have opportunities in several large and growing markets outside of SEC reporting, and therefore, we are continuing to invest in software development, sales and marketing to help Workiva grow in the U.S. and in international markets. For example, we continue to sell Wdesk for regulated risk, SOX and internal controls, audit management, capital markets transactions, performance and management reporting, statutory reporting and corporate tax reporting.
Offer Solutions for Large Financial Transformations. In 2018, we began helping companies use Wdesk to support large financial transformations, which drives wider adoption of our platform. We improved our user management functionality and released Wdesk Workspaces to give our customers a trusted environment for teams and to enable our solution-based licensing model. These new Wdesk capabilities enable even larger teams to benefit from Wdesk's core strengths: collaboration, control, accountability, and data assurance.
Offer More Solutions. We intend to introduce new solutions to continue to meet growing demand for our Wdesk platform. Our close and trusted relationships with our customers are often sources for new use cases, features and solutions. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability; a strong value proposition and a high return on investment for both Workiva and our customers. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. This vetting process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.
For example, in September 2018, we released a new solution for internal auditors to help them gain insight into risk management across their organizations. We also released a new solution in 2018 for corporate tax reporting that helps teams easily and accurately manage data for tax provision, transfer pricing, and financial reporting.
Close the Reporting Gap. Many organizations struggle to produce accurate and consistent data and reports because their business data is typically spread across hundreds of different sources and stored in ERP systems or other incompatible formats. When enterprises need to report their data, they often resort to exporting that data to legacy, disconnected spreadsheets that lack the control, auditability and transparency that is required for accurate reporting to board, regulators and other stakeholders. Wdesk closes this data gap in the reporting process.
Expand Internationally. For the year ended December 31, 2018, we generated approximately 91% of our revenue in the United States. However, the growth drivers for our solution are similar in other parts of the world, including the need to manage complex datasets, reduce errors and risk, improve efficiency and respond to regulatory requirements. In addition to the U.S., we market our platform and solutions to organizations in Canada, EMEA, and parts of Asia. In 2019, we plan to continue to increase our sales and marketing presence in EMEA to target the following use cases:
•XBRL Tagging for Foreign Private Issuers. The SEC requires Foreign Private Issuers (FPI) that prepare their financial statements in accordance with International Financial Reporting Standards (IFRS) to include XBRL tagging in their SEC filings for fiscal periods ending on or after December 15, 2017.
•Inline XBRL for ESEF Taxonomy. The European Securities and Markets Authority (ESMA) now mandates Inline XBRL for its European Single Electronic Format (ESEF) taxonomy. More than 5,000 EU issuers will be required to use this taxonomy for their annual financial reports, ending on or after January 1, 2020.
•Global Statutory Reporting. As in the U.S., we also see growing demand for Wdesk in Europe for statutory reporting, which is a complex and painful process for our multinational customers that are required to report tax information throughout different countries and local jurisdictions where they do business.
•European Companies that Report to U.S. Regulators. There are a variety of reports required by European companies that do business in the U.S., including Resolution and Recovery Plans (RRP), Stress Testing, SEC filings and SOX and internal controls compliance.
•European Banking Authority Requirements. The European Banking Authority’s Supervisory Review and Evaluation Process (SREP) requires institutions to report on their Internal Capital Adequacy Assessment Process (ICAAP) and the Internal Liquidity Adequacy Assessment Process (ILAAP).
•CASS Reporting. The Financial Conduct Authority, which regulates financial services firms and financial markets in the UK, requires reporting under the Client Asset Sourcebook (CASS) rules for registered firms who hold or control client money or custody assets.
Expand into Federal Government Agencies. In July of 2018, we received the Authorization to Operate (ATO) under the Federal Risk and Authorization Management Program (FedRAMP), which demonstrates our commitment to improving processes and ensuring the security of our customers' data. With this new authorization, federal government agencies can more easily adopt Wdesk to help streamline a wide range of data analyses and reporting. In addition, many commercial enterprises, particularly those in regulated industries, consider FedRAMP the highest standard of security assessment, authorization and continuous monitoring for cloud software.
Integrate More Data. Wdata, which includes data preparation tools along with data connectors and APIs, allows our customers to create direct connections to their data and bring much larger amounts of data into Wdesk. Direct integration removes manual steps in the reporting and analysis process after the data leaves our customers' ERP and other data systems, and it enables data assurance throughout the entire reporting process with an immutable audit trail.
Continue to Innovate. We believe we are the first technology company to build an integrated, cloud-based platform that provides a secure ecosystem to manage structured and unstructured business data that spans data integrations, data collection and linking, controlled collaboration, process management, granular permissions, streamlined reporting and data-driven decision-making. Our research and development efforts are focused on improving the Wdesk platform for broad use across all of our solutions and use cases.

Wdesk Platform Use Cases
Our Wdesk platform enables customers to collect, link, manage, report and analyze business data for a wide range of use cases across public and private companies, government agencies and higher-education institutions. In addition, customer demand for a broader-based Wdesk platform continues to expand as we improve Wdesk features and capabilities and grow our ecosystem of partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Although Workiva solutions are used for hundreds of different use cases, we currently focus our sales and marketing resources in five areas: (1) Finance and Accounting, (2) Risk and Controls, (3) Regulatory Reporting, (4) Financial Close, Management and Performance Reporting and (5) Statutory and Corporate Tax Reporting.
Finance and Accounting
In the finance and accounting market, we sell Wdesk to public and private companies, government agencies and higher-education institutions that use our platform to improve business data processes and create a wide range of documents, spreadsheets, presentations and reports for management, investors, boards, regulators, auditors and other stakeholders.
SEC and SEDAR Reporting. We developed Wdesk to give customers control over the entire SEC reporting process, from data collection to drafting to embedding supporting documentation to the actual filing with XBRL or Inline XBRL. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as Form S-1 and other registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system and the ability to perform XBRL tagging as well as to submit SEC reports with Inline XBRL. Foreign Private Issuers in Europe can use Wdesk to include XBRL tagging in their 20-F and 40-F filings with the SEC. Wdesk also enables customers to create earnings press releases, earnings call scripts, presentations and other investor relations materials with data linked to the corresponding filing. Canadian issuers can use Wdesk to draft and file reports on the System for Electronic Document Analysis and Retrieval (SEDAR).
Non-SEC Use Cases by Accounting and Finance Teams. Public and private companies, government agencies and higher-education institutions must create a vast array of complex financial and managerial reports. Wdesk use cases include: Financial Planning and Analysis (FP&A), board reporting, annual and quarterly reporting, C-Suite reporting, monthly operation and flash reports, Comprehensive Annual Financial Report (CAFR) and budgeting for state and local governments, financial reporting and planning for universities, Global Reporting Initiative (GRI), investment company compliance and capital markets transactions.
Risk and Controls
We sell Wdesk to teams that work in Sarbanes-Oxley Act (SOX) compliance, internal audit management, enterprise risk management and policy and procedure management.
SOX Compliance. Our customers use Wdesk to increase efficiency in documenting, implementing and assessing internal controls over financial reporting (ICFR) as required by SOX. SOX also requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their ICFR. Increased scrutiny from the Public Company Accounting Oversight Board (PCAOB) on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance. With Wdesk, our customers can collect data from multiple departments, centralize that information in a linked platform, create and track process narratives and flows with co-workers, embed evidence and directly test controls. We began selling our Wdesk solution to the SOX market in the second quarter of 2014.
Internal Audit Management. We sell to the broad-based audit market because users in that market often collaborate with colleagues working in SOX, risk and controls across an organization. Internal audit management extends throughout an organization, drawing in Wdesk users from a wide range of departments. Internal audit management includes audit risk assessments, the audit planning process, workpaper management, testing, issues management and audit reports that encompass the audit committee report and the internal audit group. Wdesk allows simultaneous collaboration with control and accountability and enables robust documentation, accurate audit conclusions and complete audit trails, which are essential to auditors, executives and boards. With permission controls, administrators can restrict access at all levels for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, which further streamlines the review process and reduces expenses.
Enterprise Risk Management (ERM). With Wdesk, risk management practices can be integrated throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent compliance. Therefore, we also sell Wdesk for Enterprise Risk Management (ERM) as a solution for enterprises to identify systemic risks, determine risk probabilities, assess risk magnitude, plan strategic responses and report to boards and other stakeholders. Wdesk also can help business leaders make real-time ERM decisions.
Policy and Procedure Management. Our customers can use Wdesk to establish a connected, enterprise-wide policy and procedure management process. Teams can access and manage all content for policies, standards, procedures and guidelines for the entire enterprise in Wdesk, and they can efficiently manage ongoing policy review cycles throughout the year. Customers can map policies directly to risks, controls, processes and regulations and create a consistent template-driven format or taxonomy for all policies. Customers can also distribute and track employee attestation of policies and procedures with automated certification reminders and progress dashboards.

Regulatory Reporting
Changing regulations and mandates create complexity in regulatory and compliance reporting, which is often carried out by teams scattered across different departments and geographies within organizations. While we cannot predict future changes that could affect federal regulations, we expect demand for Wdesk to remain strong as a platform for improving transparency, accountability and insight into business and government data.
We market Wdesk and Wdata to address regulatory compliance risk and enterprise risk. Examples of regulations facing our customers include the Dodd-Frank Act, Basel III, Capital Requirements Regulation (CRR) and Capital Requirements Directive (CRD). Wdesk use cases include Resolution and Recovery Plans (RRP), Comprehensive Capital Analysis and Review (CCAR), and Dodd-Frank Stress Testing (DFAST). Regulators in the U.S. and elsewhere are also implementing new, industry-specific reporting requirements.
Financial Close, Management and Performance Reporting
Operations teams across organizations of all sizes typically have to collect, track, manage and report on a wide range of operating metrics to drive better business outcomes. Our customers continuously find new use cases across their organizations, including board committee and quarterly reporting, C-Suite reporting, strategic business plans, financial statements, variance reports, monthly management reports, managing and tracking key performance indicators (KPIs), data collection for domestic sales, performance reporting and employee benefit financial statements.
Statutory and Corporate Tax Reporting
In 2018, Workiva released a solution for corporate tax reporting that helps teams easily and accurately manage data for tax provisions, transfer pricing and financial reporting. Users can import data from ERP and financial consolidation systems, leveraging existing trial balance, financial statements and other back-office reports, and manage all of their information in a single, integrated platform of connected workpapers and reports. Users can share the same data across legal, tax and accounting departments without having to leave Wdesk. This allows tax teams to go paperless and attach outside workpapers, such as fixed asset reports, directly to the figures that they support.
Statutory Reporting. We also see growing demand for Wdesk in the U.S. and in Europe for statutory reporting, which is a complex and painful process for our multinational customers that are required to report tax information throughout different countries and local jurisdictions where they do business. Currently, most of these enterprises rely on hundreds of legacy word-processing documents and spreadsheets, circulating in emails with no digital audit trail. This disconnected, antiquated process is prone to errors and creates inconsistent reports to different entities within the same local jurisdiction. Without a standardized process, companies face enormous risk and high expenses related to outsourcing to a bevy of local consultants and accounting firms, which weakens control and extends review time.
Wdesk Platform Technology
Wdesk is the cloud-based, multi-tenant technology platform upon which all Workiva software solutions run. Wdesk is built on Amazon Web Services and Google Cloud Platform and is composed of proprietary and open-source technologies. Users can access all Wdesk solutions with any standard web browser and iPad and Android applications. We believe that the following characteristics comprise our platform’s key competitive advantages:
Easy to Deploy and Configure. The Wdesk platform can be deployed within days or weeks for new customers and can be easily configured by the customer for individual employees or entire teams.

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
Always Improving. Additionally, constant customer collaboration and development iteration allows us to offer our customers continuous improvements by releasing a new version of Wdesk several times each week.
Scales Rapidly. Wdesk is designed to support millions of end users as a result of its scalability and our relationship with the Google Cloud Platform and Amazon Web Services. A number of our customers have reported millions of links to single sources of data, among multiple documents, spreadsheets and presentations, without any noticeable negative effects on performance.
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. Wdesk employs stringent data security, reliability, integrity and privacy practices. In addition to our regular customer security assessments, we employ best practice web technologies, including continuous and ongoing penetration and vulnerability testing (manual and automatic, internal and third-party). The quality of our data security efforts is validated by our annual completion of an independent audit process.
Research and Development
Our research and development team is distributed among nine office locations in North America and Europe, including our headquarters in Ames, Iowa. Our research and development efforts are focused on improving the Wdesk platform for broad use across all of our solutions. Our innovation is driven by listening to our customers and creating solutions to meet their needs. We employ Agile software development methods that place customers at the heart of the design process. This includes constant collaboration and iteration that delivers new software functionality at a very fast pace.
Customers
Thousands of organizations, including global enterprises with hundreds of thousands of employees trust Workiva. As of December 31, 2018, we had more than 3,300 customers, including more than 75% of Fortune 500 companies. Our Wdesk platform modernizes the way our customers work. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 96.1% (excluding add-on seats) as of the December 2018 measurement date. Our subscription and support revenue retention rate including add-on seats was 107.1% as of the December 2018 measurement date.
Competition
The intensity and nature of our competition varies significantly across our different solutions, as changes in regulation and market trends result in evolving customer requirements and demand for enterprise software. Our primary competitors include:
•Status quo, manual business processes that rely on legacy business software tools;
•Diversified enterprise software providers;
•Niche software providers that provide point solutions;
•Providers of professional services, including consultants and business and financial printers;
•Governance, risk and compliance software providers; and

•Business intelligence / performance management software providers.
As our markets expand, we expect to compete with more highly specialized software vendors as well as larger vendors that may continue to acquire or bundle their products more effectively.
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
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and growing our existing customer relationships. We believe that we have penetrated only a small fraction of our market opportunity, and we intend to continue investing in sales and marketing to drive growth in the U.S. Canada, Europe and parts of Asia.
Sales
Our sales organization employs a combination of field sales, inside sales and partnership channels. We focus on a “land-and-expand” strategy to acquire new customers and expand our existing customer relationships.
In 2018, we continued to expand our ecosystem of partners, including Business Process Outsourcing and managed service firms, global consultancies providing an array of accounting and advisory services, systems integrators, large and and mid-sized Independent Software Vendors (ISV) and IT service providers. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk.
Our sales organization comprises sales development representatives, pre-sales engineers and account managers. Our sales development representatives qualify sales-accepted opportunities for our account managers. Our pre-sales engineers focus on solutions and custom product demonstrations and consultative sales. Our account managers work to attract new customers as well as expand Wdesk into new use cases and departments across our current customers’ organizations.
Our customer success and professional services teams also help our account managers grow our existing customer relationships by providing advice and best practices that enable users to harness the full power of Wdesk.
We expect to continue to strengthen our sales coverage in our current markets, as well as expand our sales footprint in locations where we see a demand for our solutions. To achieve this growth, we plan to continue to hire motivated sales people with experience in large enterprise software sales and in specific geographical regions. We believe that our approach to hiring sales people, along with a progressive training, culture and compensation package will allow us to retain sales talent and continue to drive growth.
Marketing
Our marketing organization promotes our brand, generates demand for our offerings and researches and assesses product and market needs. Our advance planning team assesses customer needs,

conducts industry-based research and identifies new markets. Our product marketing team develops the go-to-market strategy for Workiva solutions and manages pricing and licensing strategies. The product marketing team also supports our sales team with playbooks that include profiles of typical buyers, key messages, value propositions, competitive analysis and sales strategies.
Our demand generation programs are categorized by solution and industry and are focused on engaging business leaders, process owners and technology teams. We use a variety of marketing programs across traditional and social channels to target current and prospective customers.
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
Customer Success. Our Customer Success Managers (CSMs) partner with our users to understand their business goals and objectives and offer in-depth knowledge and best practices for each customer’s Wdesk usage. In addition to our CSMs, our Customer Success Experts (CSEs) provide 24/7 live customer support via phone, digital messaging and web-based conferencing. We provide intensive training to both our CSMs and CSEs and segment them for each solution and market focus. In addition, we pay for employees to maintain professional certifications and licenses that are important to our customers, and we host regular company-wide employee education sessions on business, industry, technology and workplace topics.
Intellectual Property
Our intellectual property and proprietary rights are important to our business. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions.
As of December 31, 2018, we had 36 issued patents and 20 patent applications pending in the United States relating to our platform. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
We have registered a number of trademarks and logos, including “Workiva” and “Wdesk,” with the United States Patent and Trademark Office and in several jurisdictions outside the United States. We have also registered other trademarks in the United States and in other jurisdictions outside the United States. In addition, we intend to expand our international operations, and we cannot assure you that these names will be available for use in all such jurisdictions.
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
Employees
As of December 31, 2018, we had 1,319 full-time employees. Our headcount as of December 31, 2018 was relatively flat from our headcount as of December 31, 2017. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
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
We were founded in 2008 and have a limited operating history. We began offering our first solution in 2010 and launched Wdesk in 2013. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $50.1 million in fiscal 2018, $44.4 million in fiscal 2017 and $44.0 million in fiscal 2016. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
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
We experienced revenue growth rates of 18%, 16% and 23% in fiscal 2018, 2017 and 2016, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
Failure to manage our growth may adversely affect our business or operations.
Since 2010, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our management team and employees and on our operating and financial systems. To manage our future growth we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 109 employees as of December 31, 2010 to more than 1,300 employees as of December 31, 2018. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
•scale our operations and increase productivity;
•address the needs of our customers;
•further develop and enhance our existing solutions and offerings;
•develop new technology; and
•expand our markets and opportunity under management, including into new solutions and geographic areas.
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
Our quarterly results of operations, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, and therefore, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, without limitation, those listed below:
•our ability to attract new customers in multiple regions around the world;
•the addition or loss of large customers, including through acquisitions or consolidations;
•the timing of recognition of revenue;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•network outages, security breaches, technical difficulties or interruptions with our services;
•general economic, industry and market conditions;
•customer renewal rates;
•pricing changes upon any renewals of customer agreements;
•the pace of transition of customers from seat-based licensing to solution-based licensing;
•changes in our pricing policies or those of our competitors;
•the mix of solutions sold during a period;
•seasonal variations in sales of our solutions;
•seasonal variations in the delivery of our services;
•the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•changes in foreign currency exchange rates;
•future accounting pronouncements or changes in our accounting policies;
•general economic conditions, both domestically and in the foreign markets in which we sell our solutions;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•unforeseen litigation and intellectual property infringement.
We derive a majority of our revenue from customers using our Wdesk platform for SEC filings. Our efforts to continue to increase use of our Wdesk platform in other applications may not succeed and may reduce our revenue growth rate.
We derive a majority of our revenue from customers using our Wdesk platform for SEC filings. We began our sales and marketing of Wdesk for regulatory risk, SOX, enterprise risk management and audit management relatively recently. While non-SEC use cases generated just over half of our total bookings in 2018, it is uncertain whether these non-SEC use cases will achieve the level of market acceptance we have achieved in the SEC filing market. Further, the introduction of new solutions beyond these markets may not be successful. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
We generally recognize subscription and support revenue from customers ratably over the terms of their subscription agreements, which are typically on a quarterly or annual cycle and automatically renew for additional periods. As a result, a substantial portion of the revenue we report in each quarter will be derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be immediately reflected in our revenue results for that quarter. Such a decline, however, would negatively affect our revenue in future quarters. Accordingly, the effect of any significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenue, which could adversely affect our operating results.
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
Labor is our primary operating expense. As of December 31, 2018, we employed 1,319 full-time employees. For the fiscal year ended December 31, 2018, employee compensation and benefits accounted for approximately 78% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in employee benefit costs. If labor-related expenses increase, our operating expense could increase, which would adversely affect our business, financial condition and results of operations.
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
We have historically experienced seasonal variations in our revenue from professional services as many of our customers employ our professional services just before they file their Form 10-K in the first calendar quarter. As of December 31, 2018, approximately 78% of our SEC customers report their financials on a calendar year basis. While we expect our professional services revenue to become less seasonal as our non-SEC offerings grow, a significant portion of our revenue may continue to reflect seasonality, which makes it difficult to predict our future operating results. As a result, our operating and financial results could differ materially from our expectations and our business could suffer.
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
Proposed or new legislation and regulations could also significantly affect our business. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Commission has implemented a data protection regulation, known as the General Data Protection Regulation (GDPR), which came into force in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
As our customers and prospects prepare to comply with frequently changing privacy legislation, including GDPR, we are subject to our customers’ enhanced due diligence prior to contract execution. Furthermore, the uncertainty of how regulators will apply privacy laws in different jurisdictions has caused many companies to adopt very broad and restrictive vendor policies, contract templates and pre-requisites. Many times, these policies are applied without consideration of the underlying intent of the vendor’s service or data that will be shared (e.g., a blanket policy that all vendors, regardless of services, are required to agree to a Data Protection Agreement). Due to the aforementioned changes to privacy law, our current and prospective customers have begun to require us to adopt contractual clauses or amendments to existing agreements regarding privacy compliance prior to conducting new (or any) business with us by virtue of negotiating new clauses and/or agreements. In addition, due diligence by current or prospective customers may take the form of onsite audits and questionnaires. Negotiating these clauses and satisfying customers’ concerns around privacy risk can slow down the overall sales cycle due to the coordination of so many subject matter experts. Slower sales cycles may limit our ability to grow and create focus on compliance points as opposed to new sales.
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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2018, we had 36 issued patents and 20 patent applications pending in the United States, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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

The adoption of new tax legislation could adversely affect our business and financial condition
On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA made widespread changes to the Internal Revenue Code, including, among other items, reduces the federal corporate tax rate to 21%, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated, and modifies or repeals many business deductions and credits. Our financial statements for the current year reflect the effects of the TCJA based on current guidance, including the remeasurement of our deferred tax assets and liabilities, as well as the effects of the reduced rate of the U.S. corporate income tax and certain other provisions of the TCJA on our effective tax rate and operating results. Uncertainties related to the interpretation of the TCJA could materially impact our tax obligations and effective tax rate, as well as our business strategy and tax planning. In addition, the TCJA could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us and our business. We continue to evaluate the effects of the TCJA on us as federal and state tax authorities issue additional regulations and guidance. Such additional regulations and guidance, and any amendments or technical corrections enacted with respect to the TCJA, could cause our consolidated financial results to differ from previous estimates and could materially affect our financial condition, as well as the value of an investment in our Class A common stock. Investors should consult with their own tax advisors with respect to the TCJA and the potential tax consequences of investing in common shares.
Determining our income tax rate is complex and subject to uncertainty.
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward-looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, most recently the TCJA, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax.
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
In addition, the TCJA will impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities could increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
We may have additional tax liabilities, which could harm our business, results of operations or financial position.
Significant judgments and estimates are required in determining the provision for income taxes and other tax liabilities. Our tax expense may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. Also, our tax expense could be impacted depending on the applicability of withholding taxes and indirect tax on software licenses and related intercompany transactions in certain jurisdictions. In determining the adequacy of income taxes, we assess the likelihood of adverse outcomes that could result if our tax positions were challenged by the IRS and other tax authorities. The tax authorities in the United States and other countries where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other tax authorities assess additional taxes as a result of examinations, we may be required to record charges to operations that could have a material impact on our results of operations, or financial position. In addition, uncertainties related to the interpretation of the TCJA could materially impact our tax obligations and effective tax rate, as well as our business strategy and tax planning.
Sales to customers outside the United States expose us to risks inherent in international sales.
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a significant portion of our revenue from customers headquartered outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating demand for our solutions outside of the United States or in effectively selling subscriptions to our solutions in all of the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•increased management, travel, infrastructure, legal compliance and regulation costs associated with having multiple international operations;
•sales and customer service challenges associated with operating in different countries;
•data privacy laws that require customer data to be stored and processed in a designated territory;
•difficulties in staffing and managing foreign operations;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•adverse tax consequences; and
•unstable regional and economic political conditions.
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

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.
On June 23, 2016, voters in the United Kingdom (UK) approved an advisory referendum to withdraw from membership in the E.U., this proposed exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and E.U., including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. The formal process for the UK leaving the E.U. began in March 2017, when the UK served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the UK’s relationship with the E.U. is unclear and there is considerable uncertainty as to when any relationship will be agreed upon and implemented. The announcement of Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations that resulted in strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the E.U., and elsewhere. The effects of Brexit will depend on any agreements the UK makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.
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
In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the accounting systems, operations and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
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
In February 2016, the FASB issued guidance codified in ASC 842, Leases (ASU 2016-02), which amends the guidance in former ASC 840, Leases. We adopted this new standard on the effective date of January 1, 2019. We are in the process of finalizing the impact the adoption of this standard will have on our financial statements and have implemented changes to our accounting processes, internal controls and disclosures to support the new standard. See Note 1 to our accompanying consolidated financial statements for information about ASU 2016-02.

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
Any difficulties in implementing new or revised accounting principles could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, harm investors’ confidence in us, and adversely affect our stock price.
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
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. The market price of our Class A common stock may fluctuate in response to many risk factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•changes in projected operational and financial results;
•addition or loss of significant customers;
•changes in laws or regulations applicable to our solutions;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements of technological innovations or new offerings by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•additions or departures of key personnel;
•changes in our financial guidance or securities analysts’ estimates of our financial performance;
•discussion of us or our stock price by the financial press and in online investor communities;
•changes in accounting principles;
•announcements related to litigation;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•sales of our Class A or Class B common stock by us or our stockholders;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•general economic and market conditions.

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2018, the holders of shares of our Class B common stock collectively beneficially owned shares representing approximately 73% of the voting power of our outstanding capital stock. Our executive officers collectively beneficially owned shares representing a majority of the voting power of our outstanding capital stock as of that date. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors or our chief executive officer or president (in the absence of a chief executive officer);
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•authorize our board of directors to issue, without further action by the stockholders, up to 100,000,000 shares of undesignated preferred stock;
•require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation; and
•reflect two classes of common stock, as discussed above.
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
We will continue to incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. Many of these costs recur annually. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
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
As a result of disclosure of information as a public company, our business and financial condition are more visible than for a private company, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If the claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.

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
If securities or industry analysts do not regularly publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations regarding our stock, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts maintain coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock could be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
In addition, from time to time, we release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or trading volume of our Class A common stock and may result in shareholder litigation.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in eleven U.S. cities located in Arizona, Colorado, Florida, Georgia, Illinois, Montana, New York, Pennsylvania, South Carolina, and Texas. Internationally, we lease offices in Ontario and Saskatchewan, Canada, the Netherlands, the United Kingdom, Hong Kong and Singapore. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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
Stockholders
As of December 31, 2018, there were approximately 131 stockholders of record of our Class A common stock as well as 13 stockholders of record of our Class B common stock.
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
$300
$250
$200
$150
$100
$50
12/12/14
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
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

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated financial data for the years ended December 31, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statement of Operations Data

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share information)
Revenue
Subscription and support	$200,392	$169,283	$143,120	$116,288	$91,317
Professional services	43,952	38,586	35,526	28,984	21,377
Total revenue	244,344	207,869	178,646	145,272	112,694
Cost of revenue
Subscription and support(1)	34,215	32,646	27,895	22,559	21,182
Professional services(1)	31,645	27,599	23,730	17,645	12,696
Total cost of revenue	65,860	60,245	51,625	40,204	33,878
Gross profit	178,484	147,624	127,021	105,068	78,816
Operating expenses
Research and development(1)	81,602	68,172	57,438	50,466	44,145
Sales and marketing(1)	90,337	84,161	80,466	69,569	53,498
General and administrative(1)(2)	56,333	39,594	32,695	28,716	19,783
Total operating expenses	228,272	191,927	170,599	148,751	117,426
Loss from operations	(49,788)	(44,303)	(43,578)	(43,683)	(38,610)
Interest expense	(1,827)	(1,845)	(1,875)	(2,025)	(2,044)
Other income and (expense), net(3)	1,791	1,783	1,500	2,302	(468)
Loss before provision for income taxes	(49,824)	(44,365)	(43,953)	(43,406)	(41,122)
Provision (benefit) for income taxes	247	61	24	(7)	32
Net loss	$(50,071)	$(44,426)	$(43,977)	$(43,399)	$(41,154)
Net loss per common share:
Basic and diluted	(1.15)	(1.07)	(1.08)	(1.09)	(1.28)
Weighted-average common shares outstanding - basic and diluted	43,640,408	41,618,838	40,671,133	39,852,624	32,156,060

(1) Stock-based compensation expense included in these line items is as follows:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue
Subscription and support	$700	$738	$493	$363	$502
Professional services	619	465	411	349	337
Operating expenses
Research and development	5,842	2,224	2,365	1,924	1,757
Sales and marketing	5,416	2,983	2,075	1,727	1,241
General and administrative	18,264	13,066	8,903	6,637	3,548
Total stock-based compensation expense	$30,841	$19,476	$14,247	$11,000	$7,385
(2) During the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, to general and administrative expense pursuant to a separation agreement with our former CEO.
(3) During December 2015, we resolved all contingencies associated with a government grant agreement resulting in higher government grant income recorded to “Other income and (expense), net” for the year ended December 31, 2015. See Note 5, Commitments and Contingencies, to the Consolidated Financial Statements.
Consolidated Balance Sheet Data

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$77,584	$60,333	$51,281	$58,750	$101,131
Working capital, excluding deferred revenue	134,195	90,635	74,171	69,535	92,416
Total assets	231,111	157,715	143,143	143,895	164,551
Deferred revenue, current and long term	173,716	127,393	97,501	63,338	56,276
Total current liabilities	191,581	129,341	99,887	84,084	66,730
Total non-current liabilities	49,270	45,308	46,381	34,092	42,002
Total stockholders’ (deficit) equity	(9,740)	(16,934)	(3,125)	25,719	55,819

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
Overview
Workiva is a leading provider of cloud-based solutions for connected data, reporting and compliance. Our platform, Wdesk, is used by thousands of public and private companies, government agencies and higher-education institutions. Wdesk offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Wdesk users are able to combine narrative with their data, which greatly improves insight in their financial, regulatory and management reporting processes. As of December 31, 2018, 3,340 organizations, including more than 75% of Fortune 500® companies, subscribed to our Wdesk platform.(1)
Our customers can connect Wdesk with data in more than 100 cloud and on-premise applications. In June 2018, we expanded our Wdesk platform with Wdata, which combines new data preparation capabilities with existing connectors and Application Programming Interfaces (APIs) to help our customers more easily capture, enrich and connect large datasets to Wdesk. Integrating enterprise business systems with our platform removes manual steps in the reporting and analysis process after the data leaves our customers' Enterprise Resource Planning (ERP) and other data systems and enables data assurance throughout the entire reporting process with an immutable audit trail. Wdata also enables a broader set of business users to explore complex data at scale and better manage data transformations in the office of the CFO.
Although our customers employ Workiva solutions for hundreds of different use cases, we currently focus our sales and marketing resources in five areas: finance and accounting; risk and controls; regulatory reporting; financial close, management and performance reporting; and statutory and corporate tax reporting.
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to gain access to Wdesk. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this new model, operating metrics related to a customer's expected use of each solution determine the price. We expect a substantial majority of our subscription revenue will be priced on solution-based licensing by mid-2020. We charge customers additional fees primarily for document setup and XBRL tagging services.

(1) Claim not confirmed by FORTUNE or Fortune Media IP Limited. FORTUNE® and FORTUNE 500® are registered trademarks of Fortune Media IP Limited and are used under license. FORTUNE and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Workiva Inc.

We generate sales primarily through our direct sales force and, to a lesser extent, our customer success and professional services teams. In addition, we augment our direct sales channel with partnerships. Our advisory and service partners offer a wide~~r~~ range of domain and functional expertise that broadens the capabilities of Wdesk, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to Wdesk, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Our integrated platform, subscription-based model and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 96.1% (excluding add-on seats) for the twelve months ended December 31, 2018.
Our full-time headcount was relatively flat in 2018 with 1,319 employees at December 31, 2018 compared to 1,318 at December 31, 2017. We expect to continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. As a result, we expect increased growth in our headcount in 2019.
We have achieved significant revenue growth in recent periods. Our revenue grew to $244.3 million in 2018 from $207.9 million in 2017, an increase of 17.5%. We incurred net losses of $50.1 million and $44.4 million in 2018 and 2017, respectively.
We adopted the guidance codified in ASC 842, Leases (ASU 2016-02) effective January 1, 2019. We expect the application of this guidance will result in recognition of right-of-use assets and lease liabilities on our consolidated balance sheet. Adoption of ASC 842 will result in a one-time adjustment on January 1, 2019. We do not expect the adoption of this standard to impact our statement of operations or statement of cash flows. Refer to Note 1 of the notes to the consolidated financial statements for additional details of our evaluation of ASC 842.
Key Factors Affecting Our Performance
Generate Growth From Existing Customers. Wdesk can exhibit a powerful network effect within an enterprise, meaning that the usefulness of our platform attracts additional users and more data. Since solution-based licensing offers our customers an unlimited number of seats for each solution purchased, we expect customers to add more seats in Wdesk over time. As more employees in an enterprise use Wdesk, additional opportunities for collaboration and automation drive demand among their colleagues for additional solutions. Furthermore, converting customer contracts to solution-based licensing typically generates a one-time increase in contract value for each solution.
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filing process. In 2013, we began expanding into additional markets that were faced with managing large, complex processes with many contributors and disparate sets of business data. We now sell to new customers in the areas of finance and accounting; risk and controls; regulatory reporting; financial close, management and performance reporting; and statutory and corporate tax reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
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
Add Partners. We continue to add partners. Our consulting and accounting partners offer a broader range of services that leverage the capabilities of Wdesk. Our technology partners enable data connections and process integrations to further streamline critical business functions as we capitalize on growing demand for Wdesk to address broader-based, enterprise-wide opportunities.
Investment in growth. We plan to continue to invest in the development of our Wdesk platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in EMEA, statutory reporting, audit management and other use cases.
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2018, approximately 78% of our SEC customers report their financials on a calendar-year basis. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
Key Performance Indicators

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Financial metrics
Total revenue	$244,344	$207,869	$178,646
Year-over-year percentage increase in total revenue	17.5%	16.4%	23.0%
Subscription and support revenue	$200,392	$169,283	$143,120
Year-over-year percentage increase in subscription and support revenue	18.4%	18.3%	23.1%
Subscription and support as a percent of total revenue	82.0%	81.4%	80.1%

	As of December 31,
	2018	2017	2016
Operating metrics
Number of customers	3,340	3,063	2,772
Subscription and support revenue retention rate	96.1%	96.0%	95.4%
Subscription and support revenue retention rate including add-ons	107.1%	107.6%	107.4%
Annual contract value $100k+	443	324	236
Annual contract value $150k+	190	146	96
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
Our subscription and support revenue retention rate was 96.1% at the December 2018 measurement date, up slightly from 96.0% as of December 2017. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or otherwise ceasing to file SEC reports have been the largest contributing factor to our revenue attrition.
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
Our subscription and support revenue retention rate including add-ons was 107.1% at the December 2018 measurement date, down slightly from 107.6% as of December 2017.
Revenue retention rates are calculated using ASC 605 revenue in the last month of the measurement period. See Note 1 to our consolidated financial statements for additional information. In the first quarter of 2019, we plan to begin using quarterly ASC 606 revenue to calculate this metric. We expect quarterly measurements will be less variable than the single month measurements we currently report.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers' adoption of Wdesk.

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2018, 2017 and 2016, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force and partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from three to 36 months. We typically invoice our customers for subscription fees in advance, with payment due at the start of the subscription term. From time to time, we offer limited incentives for customers to enter into contract terms of more than one year, typically for terms of two or three years. Our arrangements do not contain general rights of return.
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
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Revenue
Subscription and support	$200,392	$169,283	$143,120
Professional services	43,952	38,586	35,526
Total revenue	244,344	207,869	178,646
Cost of revenue
Subscription and support(1)	34,215	32,646	27,895
Professional services(1)	31,645	27,599	23,730
Total cost of revenue	65,860	60,245	51,625
Gross profit	178,484	147,624	127,021
Operating expenses
Research and development(1)	81,602	68,172	57,438
Sales and marketing(1)	90,337	84,161	80,466
General and administrative(1)	56,333	39,594	32,695
Total operating expenses	228,272	191,927	170,599
Loss from operations	(49,788)	(44,303)	(43,578)
Interest expense	(1,827)	(1,845)	(1,875)
Other income, net	1,791	1,783	1,500
Loss before provision for income taxes	(49,824)	(44,365)	(43,953)
Provision for income taxes	247	61	24
Net loss	$(50,071)	$(44,426)	$(43,977)

(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue
Subscription and support	$700	$738	$493
Professional services	619	465	411
Operating expenses
Research and development	5,842	2,224	2,365
Sales and marketing	5,416	2,983	2,075
General and administrative	18,264	13,066	8,903
Total stock-based compensation expense	$30,841	$19,476	$14,247
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2018	2017	2016
Revenue
Subscription and support	82.0%	81.4%	80.1%
Professional services	18.0	18.6	19.9
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.0	15.7	15.6
Professional services	13.0	13.3	13.3
Total cost of revenue	27.0	29.0	28.9
Gross profit	73.0	71.0	71.1
Operating expenses
Research and development	33.4	32.8	32.2
Sales and marketing	37.0	40.5	45.0
General and administrative	23.1	19.0	18.3
Total operating expenses	93.5	92.3	95.5
Loss from operations	(20.5)	(21.3)	(24.4)
Interest expense	(0.7)	(0.9)	(1.0)
Other income and (expense), net	0.7	0.9	0.8
Loss before provision for income taxes	(20.5)	(21.3)	(24.6)
Provision (benefit) for income taxes	0.1	—	—
Net loss	(20.6)%	(21.3)%	(24.6)%

Revenue
Comparison of Years Ended December 31, 2018 and 2017

	Year ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$200,392	$169,283	$31,109	18.4%
Professional services	43,952	38,586	5,366	13.9%
Total revenue	$244,344	$207,869	$36,475	17.5%
Total revenue increased $36.5 million in 2018 compared to 2017 due primarily to the increase in subscription and support revenue of $31.1 million. Growth in subscription and support revenue in 2018 was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC reporting, risk and controls, financial and managerial reporting, and capital markets. The total number of our customers increased 9.0% from December 31, 2017 to December 31, 2018. The growth in professional services revenue was attributable primarily to increased XBRL services. Professional services revenue increased at a slower rate than subscription and support revenue in 2018 compared to 2017. As our customers become familiar with our platform, they typically become more self sufficient and require fewer professional services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professionals services on an annual basis.
For the year ended December 31, 2018, adoption of ASC 606 caused recognition of professional services revenue to be $1.8 million lower than what would have been recognized under the legacy standard. Under ASC 605, revenue from subscription and support and professional services for the year would have been $199.6 million and $45.7 million, respectively, which represents increases of 17.9% and 18.5%, respectively, over the same period a year ago. See Note 1 to our consolidated financial statements for a breakdown of revenue for the current period under ASC 605.
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

Cost of Revenue
Comparison of Years Ended December 31, 2018 and 2017

	Year ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$34,215	$32,646	$1,569	4.8%
Professional services	31,645	27,599	4,046	14.7%
Total cost of revenue	$65,860	$60,245	$5,615	9.3%
Cost of revenue increased $5.6 million in 2018 compared to 2017, due primarily to an increase in employee compensation and benefits of $4.4 million, an increase in server usage costs of $1.3 million, and an increase in outsourced services of $0.8 million, partially offset by a decrease in travel costs of $1.0 million. Subscription and support expense rose 4.8% in the year ended December 31, 2018 compared to the prior year due primarily to increases in employee compensation and the cost of cloud infrastructure services to support our expanding customer base. Professional services expense increased 14.7% in the year ended December 31, 2018 versus the prior year due primarily to an increase in employee compensation and outsourced service fees, partially offset by travel expense. Increased employee compensation related to fulfilling demand for XBRL services and non-SEC consulting services, while the decrease in travel related expenses resulted from performing more consulting work remotely, instead of onsite.
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

Operating Expenses
Comparison of Years Ended December 31, 2018 and 2017

	Year ended December 31,		Period-to-period change
	2018	2017	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$81,602	$68,172	$13,430	19.7%
Sales and marketing	90,337	84,161	6,176	7.3%
General and administrative	56,333	39,594	16,739	42.3%
Total operating expenses	$228,272	$191,927	$36,345	18.9%
Research and Development
Research and development expenses increased $13.4 million in 2018 compared to 2017 due primarily to $11.2 million in higher cash-based compensation and benefits costs, as well as additional stock-based compensation of $3.6 million. These increases were partially offset by a $2.1 million reduction of consulting fees. Transitioning certain projects to internal teams allowed us to trim consulting fees. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in increased investment in research and development. In addition, the cost of server usage included in research and development increased $0.6 million during 2018 compared to 2017.
Sales and Marketing
Sales and marketing expenses increased $6.2 million in 2018 compared to 2017 due primarily to $3.9 million in higher employee compensation, benefits and travel costs, as well as additional stock-based compensation of $2.4 million. We expect to continue to invest in sales and marketing employees for future revenue growth. Sales and marketing expense as a percentage of revenue improved to 37.0% during the year ended December 31, 2018 from 40.5% in 2017 due primarily to the capitalization of sales commissions required by ASC 606.
General and Administrative
General and administrative expenses rose $16.7 million in 2018 compared to 2017 due primarily to higher employee cash-based compensation, benefits, and travel costs of $8.9 million, as well as additional stock-based compensation of $5.2 million. In the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, pursuant to a separation agreement with our former CEO. The remaining increase in stock-based compensation was driven primarily by restricted stock grants to certain executive officers in February 2018 that vest after three years.

Comparison of Years Ended December 31, 2017 and 2016

	Year ended December 31,		Period-to-period change
	2017	2016	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$68,172	$57,438	$10,734	18.7%
Sales and marketing	84,161	80,466	3,695	4.6%
General and administrative	39,594	32,695	6,899	21.1%
Total operating expenses	$191,927	$170,599	$21,328	12.5%
Research and Development
Research and development expenses increased $10.7 million in 2017 compared to 2016 due primarily to $6.5 million in higher headcount, cash-based compensation, benefits, and travel costs and a $3.1 million increase in professional services expense related to an increase in technology consultants. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in higher headcount and additional consultants in research and development. In addition, the cost of server usage included in research and development increased $0.7 million million during 2017 compared to 2016.
Sales and Marketing
Sales and marketing expenses increased $3.7 million in 2017 compared to 2016 due primarily to $4.9 million in higher employee compensation, benefits and travel costs. The increase in these costs was offset partially by a decline in vendor fees of $0.6 million related to a reduction in consulting and vendor created content and a reduction of $0.3 million in software expenses. We expect to continue to invest in sales and marketing employees for future revenue growth.
General and Administrative
General and administrative expenses rose $6.9 million in 2017 compared to 2016 due primarily to higher headcount and additional cash-based compensation, benefits, and travel costs of $3.4 million and employee stock-based compensation of $4.0 million. In the fourth quarter of 2017, we recorded an additional $0.4 million and $1.5 million of cash-based and equity-based compensation, respectively, from certain severance arrangements. The remaining increase in personnel-related costs was driven primarily by a rise in headcount to support the growth of our business and regulatory compliance. The remaining increase in stock-based compensation was driven primarily by restricted stock grants to executive officers in February 2015, January 2016, and January 2017 with a vesting term of three years, as well as stock option grants to executive officer in February 2016 and 2017 with a vesting term of three years.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2018 and 2017

	Year ended December 31,		Period-to-period change
	2018	2017	Amount
	(dollars in thousands)
Interest expense	$(1,827)	$(1,845)	$18
Other income, net	1,791	1,783	8

Interest Expense and Other Income, Net
Interest expense and other income, net both remained relatively flat during the year ended December 31, 2018 compared to the prior year.
Comparison of Years Ended December 31, 2017 and 2016

	Year ended December 31,		Period-to-period change
	2017	2016	Amount
	(dollars in thousands)
Interest expense	$(1,845)	$(1,875)	$30
Other income, net	1,783	1,500	283
Interest Expense and Other Income, Net
Interest expense remained relatively flat during the year ended December 31, 2017 compared to the same period a year ago.
Other income, net increased $0.3 million in 2017 compared to 2016 due to increases in interest income and in the amount recognized related to our job training reimbursement program. These increases were partially offset by losses on foreign currency transactions.
Quarterly Results of Operations
See “Unaudited Quarterly Results of Operations” included in Note 15 of this Annual Report on Form 10-K for the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017.
Liquidity and Capital Resources

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flow provided by (used in) operating activities	$6,400	$5,520	$(10,369)
Cash flow (used in) provided by investing activities	(5,632)	(6,473)	3,805
Cash flow provided by (used in) financing activities	16,876	9,822	(895)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$17,251	$9,052	$(7,469)
As of December 31, 2018, our cash, cash equivalents, and marketable securities totaled $98.3 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility and the ability to offer and sell securities pursuant to our shelf registration statement will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility matures in August 2020.
Pursuant to the credit facility, a letter of credit totaling $500,000 was outstanding at December 31, 2018. This letter of credit, which reduces the availability under the credit facility, was issued as a maintenance deposit for an office lease. The letter of credit expires every year but has a feature that automatically renews the term for an additional year with an ultimate expiration date of February 28, 2030.
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
Operating Activities
For the year ended December 31, 2018, cash provided by operating activities was $6.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $50.1 million, adjusted for non-cash charges of $3.8 million for depreciation and amortization of our property and equipment and intangible assets, $30.8 million of stock-based compensation, and $0.6 million provision for doubtful accounts. The primary drivers of the changes in operating assets and liabilities were a $20.2 million increase in accounts receivable and a $11.2 million increase in deferred commissions, offset by a $2.0 million decrease in prepaid expenses and other, a $1.7 million increase in accounts payable, a $40.1 million increase in deferred revenue, and a $8.9 million increase in accrued expenses and other liabilities. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in accounts receivable was attributable primarily to the timing of our billings and cash collections. The increase in accrued expenses and other liabilities was due to increased accrued employee compensation as well as the timing of cash payments. The increase in deferred commissions was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increase in accounts payable and decrease in prepaid expenses and other were attributable primarily to the timing of our cash payments.
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
Investing Activities
Cash used in investing activities of $5.6 million for the year ended December 31, 2018 was due primarily to $24.7 million for the purchase of marketable securities and $1.1 million of capital expenditures, partially offset by $20.4 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment and furniture and fixtures in support of expanding our infrastructure and work force.
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
Financing Activities
Cash provided by financing activities of $16.9 million for the year ended December 31, 2018 was due primarily to $16.7 million in proceeds from option exercises and $3.2 million in proceeds from shares issued in connection with our employee stock purchase plan, partially offset by an aggregate $1.2 million in repayments on long-term debt and payments on capital lease and financing obligations, and $1.9 million in taxes paid related to the net share settlements of stock-based compensation awards.
Cash provided by financing activities of $9.8 million for the year ended December 31, 2017 was due primarily to $12.5 million in proceeds from option exercises, partially offset by an aggregate $1.5 million in repayments on long-term debt and payments on capital lease and financing obligations and $1.1 million in taxes paid related to the net share settlements of stock-based compensation awards.
Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2018, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations relating to office facilities	$29,203	$4,755	$7,363	$6,392	$10,693
Financing obligations, including interest for building	37,673	2,893	5,786	4,126	24,868
Cloud infrastructure services	2,672	2,672	—	—	—
Total contractual obligations	$69,548	$10,320	$13,149	$10,518	$35,561

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
Off-Balance Sheet Arrangements
During the years ended December 31, 2018, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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
Revenue Recognition
We generate revenue through the sale of our cloud-based software and the delivery of professional services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Recognition of revenue when, or as, we satisfy a performance obligation
Subscription and Support Revenue
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
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations in the event that we determine a material right exists. For these contracts, we account for the individual performance obligations separately when they are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the contract of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the size of our arrangements, length of term, customer demographics and the numbers and types of users within our arrangements.
While changes in assumptions or judgments or changes to the elements of the arrangement could cause an increase or decrease in the amount of revenue that we report in a particular period, these changes have not historically been significant because our recurring revenue is primarily subscription and support revenue.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our standard contract terms and conditions, rate of technological change and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, and British Pound Sterling. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, and British pound. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $289,000, $(372,000) and $67,000 in the years ended December 31, 2018, 2017 and 2016, respectively.
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
Interest Rate Risk
As part of our build-to-suit lease arrangement, in addition to the base rent amount, we are responsible for the underlying mortgage held by the lessor, a portion of which is subject to a variable interest rate equal to the prime lending rate plus 1%. In addition, in August 2014, we entered into a $15.0 million credit facility. The credit facility is denominated in U.S. dollars and borrowings are subject to a variable interest rate equal to the prime lending rate. A hypothetical 10% increase or decrease in interest rates after December 31, 2018 would not have a material impact on our results of operations, our cash flows or the fair values of our outstanding debt or financing obligations.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $98.3 million as of December 31, 2018. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash and cash equivalents consist primarily of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Our portfolio of marketable securities was invested primarily in commercial paper and U.S. corporate and U.S. treasury debt securities and is subject to market risk due primarily to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Accordingly, our future investment income may fluctuate as a result of changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value as a result of changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
An immediate increase of 100-basis points in interest rates would have resulted in an $87,000 market value reduction in our investment portfolio as of December 31, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.
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

Chicago, Illinois
February 20, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on Internal Control over Financial Reporting
We have audited Workiva Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workiva Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 20, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 20, 2019

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$77,584	$60,333
Marketable securities	20,764	16,364
Accounts receivable, net of allowance for doubtful accounts of $956 and $388 at December 31, 2018 and 2017, respectively	65,107	28,800
Deferred commissions	8,178	2,376
Other receivables	1,181	975
Prepaid expenses and other	4,417	6,444
Total current assets	177,231	115,292

Property and equipment, net	41,468	40,444
Deferred commissions, non-current	10,569	—
Intangible assets, net	1,266	1,118
Other assets	577	861
Total assets	$231,111	$157,715

WORKIVA INC. CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)
	As of December 31,
	2018	2017

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,461	$3,060
Accrued expenses and other current liabilities	36,353	20,429
Deferred revenue	148,545	104,684
Current portion of capital lease and financing obligations	1,222	1,168
Total current liabilities	191,581	129,341

Deferred revenue, non-current	25,171	22,709
Other long-term liabilities	6,891	4,174
Capital lease and financing obligations	17,208	18,425
Total liabilities	240,851	174,649

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 34,498,391 and 32,165,407 shares issued and outstanding at December 31, 2018 and 2017, respectively	34	32
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 9,545,596 and 10,203,371 shares issued and outstanding at December 31, 2018 and 2017, respectively	10	10
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	297,145	248,289
Accumulated deficit	(307,027)	(265,337)
Accumulated other comprehensive income	98	72
Total stockholders’ deficit	(9,740)	(16,934)
Total liabilities and stockholders’ deficit	$231,111	$157,715

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
	Year ended December 31,
	2018	2017	2016
Revenue
Subscription and support	$200,392	$169,283	$143,120
Professional services	43,952	38,586	35,526
Total revenue	244,344	207,869	178,646
Cost of revenue
Subscription and support	34,215	32,646	27,895
Professional services	31,645	27,599	23,730
Total cost of revenue	65,860	60,245	51,625
Gross profit	178,484	147,624	127,021
Operating expenses
Research and development	81,602	68,172	57,438
Sales and marketing	90,337	84,161	80,466
General and administrative	56,333	39,594	32,695
Total operating expenses	228,272	191,927	170,599
Loss from operations	(49,788)	(44,303)	(43,578)
Interest expense	(1,827)	(1,845)	(1,875)
Other income, net	1,791	1,783	1,500
Loss before provision for income taxes	(49,824)	(44,365)	(43,953)
Provision for income taxes	247	61	24
Net loss	$(50,071)	$(44,426)	$(43,977)
Net loss per common share:
Basic and diluted	$(1.15)	$(1.07)	$(1.08)
Weighted-average common shares outstanding - basic and diluted	43,640,408	41,618,838	40,671,133
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
	Year ended December 31,
	2018	2017	2016
Net loss	$(50,071)	$(44,426)	$(43,977)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of income tax (expense) of (9), ($2), and ($13) for the years ended December 31, 2018, 2017 and 2016, respectively	26	(159)	18
Unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of $0, $2, and ($19) for the years ended December 31, 2018, 2017 and 2016, respectively	—	(60)	32
Other comprehensive income (loss), net of tax	26	(219)	50
Comprehensive loss	$(50,045)	$(44,645)	$(43,927)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2015	40,948	$41	$202,371	$241	$(176,934)	$25,719
Stock-based compensation expense	—	—	14,247	—	—	14,247
Issuance of common stock upon exercise of stock options	374	—	1,597	—	—	1,597
Tax withholdings related to net share settlements of stock-based compensation awards	(61)	—	(761)	—	—	(761)
Net loss	—	—	—	—	(43,977)	(43,977)
Other comprehensive income	—	—	—	50	—	50
Balances at December 31, 2016	41,261	$41	$217,454	$291	$(220,911)	$(3,125)
Stock-based compensation expense	—	—	19,476	—	—	19,476
Issuance of common stock upon exercise of stock options	1,159	1	12,484	—	—	12,485
Issuance of restricted stock units	30	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(81)	—	(1,125)	—	—	(1,125)
Net loss	—	—	—	—	(44,426)	(44,426)
Other comprehensive loss	—	—	—	(219)	—	(219)
Balances at December 31, 2017	42,369	$42	$248,289	$72	$(265,337)	$(16,934)
Cumulative-effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	—	8,381	8,381
Stock-based compensation expense	—	—	30,841	—	—	30,841
Issuance of common stock upon exercise of stock options	1,481	2	16,660	—	—	16,662
Issuance of common stock under employee stock purchase plan	179	—	3,216	—	—	3,216
Issuance of restricted stock units	99	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(84)	—	(1,861)	—	—	(1,861)
Net loss	—	—	—	—	(50,071)	(50,071)
Other comprehensive income	—	—	—	26	—	26
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(50,071)	$(44,426)	$(43,977)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,781	3,546	3,820
Stock-based compensation expense	30,841	19,476	14,247
Provision for (recovery of) doubtful accounts	550	(517)	185
Realized gain on sale of available-for-sale securities, net	—	—	(6)
(Accretion) amortization of premiums and discounts on marketable securities, net	(141)	101	147
Recognition of deferred government grant obligation	—	(1,578)	(1,141)
Deferred income tax	(9)	—	(32)
Changes in assets and liabilities:
Accounts receivable	(20,216)	(5,546)	(7,101)
Deferred commissions	(11,155)	(498)	(497)
Other receivables	(205)	577	(732)
Prepaid expenses and other	2,020	2,952	(5,513)
Other assets	276	618	(654)
Accounts payable	1,699	2,206	(3,930)
Deferred revenue	40,144	29,367	34,211
Accrued expenses and other liabilities	8,886	(758)	604
Net cash provided by (used in) operating activities	6,400	5,520	(10,369)

Cash flows from investing activities
Purchase of property and equipment	(1,122)	(1,188)	(1,901)
Purchase of marketable securities	(24,659)	(14,369)	(1,301)
Maturities of marketable securities	20,400	9,281	—
Sale of marketable securities	—	—	7,197
Purchase of intangible assets	(251)	(197)	(190)
Net cash (used in) provided by investing activities	(5,632)	(6,473)	3,805

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2018	2017	2016
Cash flows from financing activities
Proceeds from option exercises	16,662	12,485	1,597
Taxes paid related to net share settlements of stock-based compensation awards	(1,861)	(1,125)	(761)
Proceeds from shares issued in connection with employee stock purchase plan	3,216	—	—
Repayment of other long-term debt	—	(73)	(18)
Principal payments on capital lease and financing obligations	(1,163)	(1,435)	(1,863)
Proceeds from government grants	22	51	183
Deferred financing costs	—	(81)	(33)
Net cash provided by (used in) financing activities	16,876	9,822	(895)
Effect of foreign exchange rates on cash	(393)	183	(10)

Net increase (decrease) in cash and cash equivalents	17,251	9,052	(7,469)
Cash and cash equivalents at beginning of year	60,333	51,281	58,750
Cash and cash equivalents at end of year	$77,584	$60,333	$51,281

Supplemental cash flow disclosure
Cash paid for interest	$1,734	$1,627	$1,835
Cash paid for income taxes, net of refunds	$67	$42	$47

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$2,192	$—	$481
Purchases of property and equipment, accrued but not paid	$1,287	$—	$—
See accompanying notes.

Tables of Contents
WORKIVA INC.
NOTED TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a leading provider of cloud-based solutions for connected data, reporting and compliance. Our platform, Wdesk, is used by thousands of public and private companies, government agencies and higher-education institutions. Wdesk offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. We sell to customers in the areas of: finance and accounting; risk and controls; regulatory reporting; financial close, management and performance reporting; and statutory and corporate tax reporting. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, the Asia-Pacific region and Canada.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Workiva Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Additionally, certain prior year amounts have been reclassified for consistency with the current year presentation. The reclassification of the prior period amounts were not material to the previously reported consolidated financial statements.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their 10-K in the first calendar quarter. Sales and marketing expense has been higher in the third quarter due to our annual user conference in September. In addition, the timing of the payments for cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ deficit. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within “Other income, net” on the consolidated statements of operations. We recorded $289,000, $(372,000) and $67,000 of transaction gains (losses) during the years ended December 31, 2018, 2017 and 2016, respectively.
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
Marketable Securities
Our marketable securities consist of commercial paper, U.S. corporate debt securities, and U.S. treasury debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” on the consolidated balance sheets until realized. Dividend income is reported within “Other income, net” on the consolidated statements of operations. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in “Other income, net” on the consolidated statements of operations.
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
Our accounts receivable are derived primarily from customers located in North America. We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2018 or 2017.

Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our standard contract terms and conditions, rate of technological change and other factors. Amortization expense is included in sales and marketing expense in the accompanying consolidated statements of operations.
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under capital leases or financing arrangements over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense totaled $3.4 million, $3.4 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and included $1.3 million, $1.6 million and $2.1 million of amortization of assets recorded under capital leases during the years ended December 31, 2018, 2017 and 2016, respectively.
Revenue Recognition
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We recognize revenue when control of these services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
We report revenue net of sales and other taxes collected from customers to be remitted to government authorities.
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
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligation in the event that we determine a material right exists. For these contracts, we account for the individual performance obligations separately when they are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the size of our arrangements, length of term, customer demographics and the numbers and types of users within our arrangements.
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
Customer Deposits
As an agreement to purchase professional services constitutes a customer option, fees received in advance of these services being performed are considered customer deposits and are included in accrued expenses and other current liabilities on the consolidated balance sheets. Unpaid invoice amounts for these professional services starting in future periods are excluded from accounts receivable and accrued expenses and other current liabilities.
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
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $2.9 million, $2.7 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Government Grants
Government grants received are recorded as a liability on the balance sheets until all contingencies are resolved and the grant is determined to be realized.
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
Accumulated amortization of patents as of December 31, 2018 and 2017 was approximately $320,000 and $218,000, respectively. Future amortization expense for legally approved patents is estimated at $113,000 per year through 2022, $96,000 in 2023 and approximately $217,000 thereafter.

Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment, and software and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using a fair-value based method. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We use the Black-Scholes option-pricing model to determine the fair values of stock option awards. For restricted stock and restricted stock units, fair value is based on the closing price of our common stock on the grant date.
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
On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA made widespread changes to the Internal Revenue Code, including, among other items, the introduction of a new international “Global Intangible Low-Taxed Income” (“GILTI”) regime effective January 1, 2018. Companies may adopt one of two views in regards to establishing deferred taxes in accordance with the new (“GILTI”) regime under ASC 740. Companies may account for the effects of GILTI either (1) in the period the entity becomes subject to GILTI, or (2) establish deferred taxes (similar to the guidance that currently exists with respect to basis differences that will reverse under current Subpart F rules) for basis differences that upon reversal will be subject to GILTI. We have elected to account for GILTI in the period incurred.
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
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.
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

The primary impact of adopting the new standard on sales and marketing expense relates to the deferral of incremental commission costs of obtaining subscription contracts. Under the previous guidance, we deferred only direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over the lesser of 12 months or the non-cancelable term of the customer contract based on the terms of our commission arrangements. Under the new standard, we defer all incremental commission costs to obtain the contract. We amortize these costs on a straight-line basis over a period of benefit that we have determined to be three years.
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
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows (in thousands):

	As of December 31, 2017	Adjustments Due to ASU 2014-09	As of January 1, 2018
Assets
Accounts receivable, net	$28,800	$16,900	$45,700
Deferred commissions	2,376	650	3,026
Deferred commissions, non-current	—	4,655	4,655

Liabilities
Accrued expenses and other current liabilities	20,429	6,956	27,385
Deferred revenue	104,684	6,625	111,309
Deferred revenue, non-current	22,709	243	22,952

Equity
Accumulated deficit	$(265,337)	$8,381	$(256,956)

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated balance sheet as of December 31, 2018 and statement of operations for the year ended December 31, 2018 was as follows (in thousands, except per share data):

	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	65,107	37,528	27,579
Deferred commissions	8,178	4,593	3,585
Deferred commissions, non-current	10,569	—	10,569

Liabilities
Accrued expenses and other current liabilities	36,353	28,958	7,395
Deferred revenue	148,545	134,793	13,752
Deferred revenue, non-current	25,171	20,853	4,318

Equity
Accumulated deficit	(307,027)	(323,295)	16,268

	Year ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Revenues
Subscription and support	$200,392	$199,575	$817
Professional services	43,952	45,707	(1,755)

Operating expenses
Sales and marketing	90,337	99,162	(8,825)

Net loss	$(50,071)	$(57,958)	$7,887

Net loss per common share
Basic and diluted	$(1.15)	$(1.33)	$0.18
The adoption of ASC 606 had no impact on our total cash flows from operations.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Effective January 1, 2018, we adopted this standard. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases). The standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt this guidance on January 1, 2019 using this new transition guidance.
We currently expect to use the package of practical expedients which allows us to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases.
In the fourth quarter of 2018, we substantially completed our project plan to apply the necessary changes to accounting processes, procedures and internal controls, and we plan to finalize our transition adjustment under ASC 842 in the first quarter of 2019. We expect the adoption will result in the addition of approximately $16.0 million of assets and liabilities to our consolidated balance sheet, with no significant changes to our consolidated statements of operations or cash flows.
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
2. Cash Equivalents and Marketable Securities
At December 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$52,068	$—	$—	$52,068
Commercial paper	7,448	—	—	7,448
U.S. treasury debt securities	2,494	—	(1)	2,493
U.S. corporate debt securities	10,890	—	(67)	10,823
	$72,900	$—	$(68)	$72,832
Included in cash and cash equivalents	$52,068	$—	$—	$52,068
Included in marketable securities	$20,832	$—	$(68)	$20,764
At December 31, 2017, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$49,452	$—	$—	$49,452
U.S. treasury debt securities	3,083	—	(8)	3,075
U.S. corporate debt securities	13,350	—	(61)	13,289
	$65,885	$—	$(69)	$65,816
Included in cash and cash equivalents	$49,452	$—	$—	$49,452
Included in marketable securities	$16,433	$—	$(69)	$16,364
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2018
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$—	$—	$998	$(1)
U.S. corporate debt securities	3,481	(5)	7,342	(62)
Total	$3,481	$(5)	$8,340	$(63)

We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of December 31, 2018 to hold these investments until the cost basis is recovered.
3. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Property and Equipment, net
Property and equipment, net as of December 31, 2018 and 2017 consisted of (in thousands):

	As of December 31,
	2018	2017
Buildings	$36,608	$36,608
Computers, equipment and software	6,602	6,277
Furniture and fixtures	8,839	8,428
Vehicles	97	97
Leasehold improvements	7,678	4,669
Construction in process	15	—
	59,839	56,079
Less: accumulated depreciation and amortization	(18,371)	(15,635)
	$41,468	$40,444
The following assets included in property and equipment, net were acquired under capital and financing leases (see Note 6) (in thousands):

	As of December 31,
	2018	2017
Buildings	$36,608	$36,608
Computers and equipment	—	666
	36,608	37,274
Less: accumulated amortization	(6,237)	(5,891)
	$30,371	$31,383
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2018 and 2017 consisted of (in thousands):

	As of December 31,
	2018	2017
Accrued vacation	$6,906	$6,087
Accrued commissions	7,265	3,297
Accrued bonuses	5,643	4,419
Estimated health insurance claims	1,100	1,090
ESPP employee contributions	2,156	1,419
Customer deposits	7,395	—
Accrued other liabilities	5,888	4,117
	$36,353	$20,429

Other Income, net
Other income, net for the years ended December 31, 2018, 2017 and 2016 consisted of (in thousands):

	For the year ended December 31,
	2018	2017	2016
Interest income	$1,278	$586	$286
Income from training reimbursement program	—	1,578	1,141
Gains (losses) on foreign currency transactions	289	(372)	67
Other	224	(9)	6
	$1,791	$1,783	$1,500

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of December 31, 2018 and 2017, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2018			Fair Value Measurements as of December 31, 2017
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$52,068	$52,068	$—	$49,452	$49,452	$—
Commercial paper	7,448	—	7,448	—	—	—
U.S. treasury debt securities	2,493	—	2,493	3,075	—	3,075
U.S. corporate debt securities	10,823	—	10,823	13,289	—	13,289
	$72,832	$52,068	$20,764	$65,816	$49,452	$16,364

Included in cash and cash equivalents	$52,068			$49,452
Included in marketable securities	$20,764			$16,364

5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $18.7 million as of December 31, 2018. Amortization expense for the deferred costs was $10.1 million for the year ended December 31, 2018. There was no significant impairment loss in relation to the costs capitalized for the period presented.
6. Commitments and Contingencies
Lease Commitments
We lease certain office and residential space under non-cancelable operating leases with various lease terms through June 2043. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $5.6 million, $4.7 million and $3.9 million, respectively.
Build to Suit
We entered into a lease agreement for land and an office building in Ames, Iowa, which was constructed in two phases. As part of the lease agreement, the landlord was responsible for constructing the building in accordance with our specifications and agreed to fund $11.8 million for the first phase and $11.1 million for the second phase of construction. We were the developer of the project and responsible for construction costs in excess of these amounts. As a result of this involvement, we were deemed the “owner” for accounting purposes during the construction period and were required to capitalize the construction costs associated with the office building. Upon completion of each phase of the project, we performed a sale-leaseback analysis to determine if the building could be removed from the balance sheet. We determined there was continuing involvement, which precluded derecognition of the building. The construction liability of $11.8 million was reclassified to a financing obligation, and $17.1 million of costs capitalized during construction was placed in service during June 2013 for the initial phase. Upon completion of the second phase of the project, the construction liability of $11.1 million was reclassified to a financing obligation, and $19.9 million of costs capitalized during construction was placed in service during 2014.
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
As of December 31, 2018, future estimated minimum lease payments under non-cancelable operating and financing leases were as follows (in thousands):

	Operating Leases	Financing Obligations
2019	$4,755	$2,893
2020	3,723	2,893
2021	3,640	2,893
2022	3,363	2,655
2023	3,029	1,471
Thereafter	10,693	24,868
Total minimum lease payments	$29,203	37,673
Less: Amount representing interest		(19,243)
Present value of financing obligations		$18,430
Government Grants
Since 2009, we have participated in a program with a local area community college, enlisted by the state of Iowa, that provides reimbursement of training dollars spent on employees hired in Iowa. The community college funds training through the sale of certificates for the amount of anticipated training expenses to be incurred and an estimate of the costs to administer the program. At each payroll date, the state allows us to direct a specified portion of employee state income tax withholdings for the qualified employees to the community college. The community college uses the funds to pay for the program and principal and interest on the certificates. In the event that the funds generated from withholding taxes are insufficient to pay the principal and interest on the certificates, we would be liable for any shortfall. We have concluded that the realization of amounts received under this program is contingent on continuing employment levels. Therefore, in accordance with ASC 450, the amounts received are recorded on the balance sheet as a liability until all contingencies have been resolved. During the years ended December 31, 2018, 2017 and 2016, the total benefit recorded on the statement of operations was $0.2 million, $1.6 million and $1.0 million, respectively.
Other Purchase Commitments
In November 2017, we entered into an agreement with a third party provider of cloud infrastructure services for a period of two years beginning December 1, 2017. As of December 31, 2018, we are committed to pay $2.7 million during the next 12 months.
Litigation
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We evaluate the development of legal matters on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending legal proceedings to which we are a party will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
7. Debt
Other Long-Term Debt
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank, which was subsequently amended. The credit facility can be used to fund working capital and general business requirements and matures in August 2020. The credit facility is secured by all of our assets, has first priority over our other debt obligations, and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, experience changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility’s interest rate was 5.5% at December 31, 2018. We recorded no interest expense for the years ended December 31, 2018, 2017 and 2016 related to such debt agreement.
In November 2018, we issued a letter of credit for $0.5 million as a security deposit for new office space. The issuance of the letter of credit reduced the borrowing capacity under our line of credit to approximately $14.5 million. No other amounts were outstanding under the credit facility as of December 31, 2018 and 2017.
8. Stockholders’ Equity (Deficit)
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

9. Stock-Based Compensation
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
As of December 31, 2018, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options, restricted stock awards and restricted stock units. There were no other grants of any other award types under the Plans.
In June 2016 and June 2018, stockholders approved amendments to the 2014 Plan that increased the number of shares available for grant by 3,900,000 and 3,000,000, respectively. As of December 31, 2018, 3,091,981 shares of Class A common stock were available for grant under the 2014 Plan.
Our Employee Stock Purchase Plan (“ESPP”) became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2018, 4,820,623 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2018	2017	2016
Cost of revenue
Subscription and support	$700	$738	$493
Professional services	619	465	411
Operating expenses
Research and development	5,842	2,224	2,365
Sales and marketing	5,416	2,983	2,075
General and administrative	18,264	13,066	8,903
Total	$30,841	$19,476	$14,247
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
The fair value of our stock options and ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Stock Options
Expected term (in years)	—	0.2 - 6.1	6.0 - 6.1
Risk-free interest rate	—	1.5% - 2.2%	1.2% - 2.1%
Expected volatility	—	23.7% - 43.8%	43.0% - 45.3%

ESPP
Expected term (in years)	0.5	0.5	—
Risk-free interest rate	1.8% - 2.4%	1.2%	—%
Expected volatility	22.2% - 36.4%	28.5%	—%
Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2017	8,145,777	$13.33	7.0	$65,913
Granted	—	—
Forfeited	(264,864)	17.22
Exercised	(1,480,738)	11.25
Outstanding at December 31, 2018	6,400,175	$13.65	6.1	$142,340

Exercisable at December 31, 2018	4,905,844	$12.88	5.6	$112,884
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $27.5 million, $9.8 million and $3.9 million, respectively.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2017 and 2016 was $6.79 and $6.79, respectively. No options were granted during the year ended December 31, 2018. The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was approximately $12.4 million, $10.2 million and $9.3 million, respectively. Total unrecognized compensation expense of $8.3 million related to options will be recognized over a weighted-average period of 2.0 years.
Restricted Stock Awards
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the years ended December 31, 2018, 2017, and 2016 was approximately $2.2 million, $2.7 million, and $3.3 million respectively.
The following table summarizes the restricted stock award activity under the Plan for the year ended December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2017	163,332	13.40
Granted	—	—
Forfeited	—	—
Vested	(163,332)	13.40
Unvested at December 31, 2018	—	—

Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At December 31, 2018, there was no unrecognized compensation expense related to restricted stock awards.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the years ended December 31, 2018 and 2017 was approximately $7.7 million and $3.6 million, respectively. No restricted stock units vested during the year ended December 31, 2016.

The following table summarizes the restricted stock unit activity under the Plan for the year ended December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2017	574,072	$14.51
Granted	2,295,322	24.84
Forfeited	(47,733)	22.85
Vested(1)	(462,400)	16.73
Unvested at December 31, 2018	2,359,261	$23.95
(1) During the year ended December 31, 2018 recipients of 417,163 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan resulting in total deferred units of 554,621 as of December 31, 2018.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2018, there was approximately $41.6 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
During the year ended December 31, 2018, 179,377 shares of common stock were purchased under the ESPP at a weighted-average price of $17.93 per share, resulting in cash proceeds of $3.2 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At December 31, 2018, there was approximately $52,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.04 years.
10. Accumulated Other Comprehensive Income
The following table summarizes the activity of accumulated other comprehensive income during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income
Balance at December 31, 2015	$280	$(39)	$241
Other comprehensive income	18	32	50
Balance at December 31, 2016	298	(7)	291
Other comprehensive loss	(159)	(60)	(219)
Balance at December 31, 2017	139	(67)	72
Other comprehensive income	26	—	26
Balance at December 31, 2018	$165	$(67)	$98

11. Segments
Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment. During the years ended December 31, 2018, 2017 and 2016, 90.5%, 92.1% and 93.8% of our revenue, respectively, and substantially all of our long-lived assets were attributable to operations in the United States.
12. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands). Certain amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue.

For the year ended December 31, 2018
Information technology	$31,063
Consumer discretionary	28,325
Industrials	28,023
Diversified financials	27,335
Banks	23,818
Healthcare	21,672
Energy	19,617
Other	64,491
Total revenues	$244,344
The following table presents our revenues disaggregated by type of good or service (in thousands):

For the year ended December 31, 2018
Subscription and support	$200,392
XBRL professional services	30,562
Other services	13,390
Total revenues	$244,344
Deferred Revenue
During the year ended December 31, 2018, we recognized $103.9 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2018, revenue of approximately $173.7 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $148.5 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

13. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	For the year ended December 31,
	2018	2017	2016
United States	$(50,268)	$(44,246)	$(43,952)
Foreign	444	(119)	(1)
Total	$(49,824)	$(44,365)	$(43,953)
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2018	2017	2016
Current
State	$48	$42	$12
Foreign	203	19	44
Total Current	$251	$61	$56

Deferred
Federal	$(8)	$—	$(32)
Foreign	4	—	—
Total Deferred	$(4)	$—	$(32)

Total	$247	$61	$24
During the years ended December 31, 2018, 2017 and 2016, we recorded a federal income tax benefit of $8,000, $0, and $32,000, respectively. That benefit was primarily related to the allocation of tax expense (benefit) between continuing operations and other comprehensive income (loss) when applying the exception to the ASC 740 intraperiod tax allocation rule. Intraperiod tax allocation rules require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings and then record a related tax benefit in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year.

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Effect of:
Tax benefit at federal statutory rate	$(10,463)	$(15,528)	$(15,384)
State taxes, net of federal benefit	(2,587)	(1,802)	(1,377)
Revaluation of deferred tax items due to tax rate change (federal and state)	—	22,880	—
Revaluation of deferred tax asset for current year net operating loss due to tax rate change	—	4,134	—
Permanent differences including section 162(m) limitations, stock compensation, gain on foreign restructuring, and meals & entertainment	2,113	5,141	1,292
Tax benefit of federal R&D credit	(3,289)	(2,366)	(1,781)
Recognition of excess tax benefits related to share-based payments	—	(3,606)	—
Valuation allowance	14,044	(8,586)	17,013
Other	429	(206)	261
Total income tax provision	$247	$61	$24
The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Property and equipment	$18	$15
Accruals and reserves	283	199
Deferred rent	1,601	931
Compensation and benefits	13,925	11,973
Deferred revenue	5,338	4,762
Net operating loss and credits	51,931	41,108
Other	701	167
Total deferred tax assets	73,797	59,155
Valuation allowance	(72,683)	(58,639)
Total deferred tax assets	1,114	516
Deferred tax liabilities:
Property and equipment	(529)	(440)
Other deferred tax liabilities	(587)	(76)
Deferred tax liabilities	(1,116)	(516)
Total	$(2)	$—

On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA made widespread changes to the Internal Revenue Code, including, among other items, a reduction in the federal corporate tax rate from 35% to 21%, effective January 1, 2018. Our financial statements for the current year reflect the effects of the TCJA based on current guidance.
As of December 31, 2018, we have completed the accounting for all the impacts of the TCJA. We continue to evaluate the impacts of the TCJA and will consider additional guidance from the U.S. Treasury Department, IRS or other standard-setting bodies. However, no additional adjustments were recorded by us during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net US deferred tax asset at December 31, 2018, because we believe it is more likely than not that these benefits will not be realized.
As of December 31, 2018, we have federal and state net operating loss carryforwards of approximately $160.9 million and $126.2 million, respectively, available to reduce any future taxable income. The federal net operating loss carryforwards will expire in varying amounts beginning in 2034. As a result of the TCJA the federal and some state net operating losses incurred after 2017 will have an indefinite carryforward. The state net operating loss carryforwards will expire in varying amounts beginning in 2021. Additionally, we have total net operating loss carryforwards from international operations of $647,000 that do not expire. We also have approximately $9.3 million of federal and $1.8 million of state tax credit carryforwards as of December 31, 2018. The federal credits will expire in varying amounts between the years 2034 and 2038. The state credits expire beginning in 2021.
A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended December 31,
	2018	2017	2016
Unrecognized tax benefits-beginning of period	$191	$168	$—
Additions for tax positions related to prior year	—	—	168
Reductions for tax positions related to prior year	—	—	—
Foreign currency adjustments	(9)	23	—
Additions for tax positions related to current year	—	—	—
Unrecognized tax benefits-end of period	$182	$191	$168
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2018, due to the availability of net operating losses.
We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months. Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended December 31, 2018, 2017 and 2016.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2018, tax years for 2014 through 2017 are subject to examination by the tax authorities.

With few exceptions, as of December 31, 2018, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2014.
14. Net Loss Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(38,733)	$(11,338)	$(33,016)	$(11,410)	$(31,644)	$(12,333)

Denominator
Weighted-average common shares outstanding - basic and diluted	33,758,623	9,881,785	30,929,899	10,688,939	29,265,605	11,405,528
Basic and diluted net loss per share	$(1.15)	$(1.15)	$(1.07)	$(1.07)	$(1.08)	$(1.08)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2018	2017	2016
Shares subject to outstanding common stock options	6,400,175	8,145,777	7,532,455
Shares subject to unvested restricted stock awards	—	163,332	353,335
Shares subject to unvested restricted stock units	2,359,261	574,072	381,952
Shares issuable pursuant to the ESPP	105,583	85,509	—

15. Unaudited Quarterly Results of Operations
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

	Three months ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
	(in thousands)
Revenue
Subscription and support	$53,779	$51,306	$48,837	$46,470	$45,549	$43,214	$40,980	$39,540
Professional services	10,656	9,567	10,293	13,436	8,957	8,854	8,411	12,364
Total revenue	64,435	60,873	59,130	59,906	54,506	52,068	49,391	51,904
Cost of revenue
Subscription and support	8,637	8,139	8,637	8,802	8,779	8,472	7,758	7,637
Professional services	8,757	7,520	7,659	7,709	7,310	7,180	6,528	6,581
Total cost of revenue	17,394	15,659	16,296	16,511	16,089	15,652	14,286	14,218
Gross profit	47,041	45,214	42,834	43,395	38,417	36,416	35,105	37,686
Operating expenses
Research and development	20,773	19,984	20,718	20,127	18,870	17,527	16,239	15,536
Sales and marketing	23,011	24,068	22,252	21,006	21,949	23,712	19,787	18,713
General and administrative (1) (2)	11,047	11,864	21,654	11,768	12,271	8,959	8,943	9,421
Total operating expenses	54,831	55,916	64,624	52,901	53,090	50,198	44,969	43,670
Loss from operations	(7,790)	(10,702)	(21,790)	(9,506)	(14,673)	(13,782)	(9,864)	(5,984)
Interest expense	(480)	(448)	(449)	(450)	(451)	(464)	(475)	(455)
Other income, net	753	203	492	343	797	198	176	612
Loss before provision (benefit) for income taxes	(7,517)	(10,947)	(21,747)	(9,613)	(14,327)	(14,048)	(10,163)	(5,827)
Provision (benefit) for income taxes	204	17	21	5	(6)	25	33	9
Net loss	$(7,721)	$(10,964)	$(21,768)	$(9,618)	$(14,321)	$(14,073)	$(10,196)	$(5,836)
Net loss per common share:
Basic and diluted	$(0.17)	$(0.25)	$(0.50)	$(0.22)	$(0.34)	$(0.34)	$(0.25)	$(0.14)
Weighted-average common shares outstanding - basic and diluted	44,472,672	43,973,428	43,234,655	42,858,756	42,108,764	41,815,139	41,429,691	41,108,611
(1) During the fourth quarter of 2017, we recorded an additional $1.9 million to general and administrative expense due to certain severance arrangements.
(2) During the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, to general and administrative expense pursuant to a separation agreement with our former CEO.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, we made enhancements and modifications to existing internal controls and procedures to ensure compliance with new leasing guidance in accordance with ASC 842. These changes to our control environment were substantially completed in the fourth quarter of 2018.
Other than the item noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Short-Term Incentive Plan
On February 15, 2019, the Compensation Committee of our Board of Directors approved the 2019 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2019. The Plan provides executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2019, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a) Directors of the Company.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b) Executive Officers of the Company.
Martin J. Vanderploeg, Ph.D., 62, has served as President and Chief Executive Officer since June 2018, has served as our President and Chief Operating Officer since December 2014 and served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 to December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI’s Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Jeffrey D. Trom, Ph.D., 58, has served as Executive Vice President and Chief Technology Officer since December 2014 and served as a Managing Director and Chief Technology Officer of Workiva LLC from 2008 to December 2014. He has over 20 years of experience working with information technology and development. Prior to founding Workiva, Mr. Trom was a founder of EAI and served as EAI’s Vice President from 1990 and as Chief Technology Officer in charge of software architecture, development and deployment from 1999 until EAI was acquired by Unigraphics Solutions in 2000. Thereafter, Mr. Trom served as a technical consultant for various technology companies, including Electronic Data Systems from 2000 to 2002. He is president of the board of Middle Creek Montessori, a non-profit school in Bozeman, Montana. Mr. Trom earned a B.S. and M.S. in Mechanical Engineering from University of Iowa and a Ph.D. in Mechanical Engineering from Iowa State University.
J. Stuart Miller, 58, has served as our Executive Vice President and Chief Financial Officer since December 2014. He also served as our Treasurer from December 2014 to June 2017 and served as Chief Financial Officer of Workiva LLC from April 2014 to December 2014. He has over 25 years of experience advising on mergers and acquisitions and capital raising for various companies. Prior to joining Workiva in April 2014, Mr. Miller was a Managing Director of Colonnade Advisors, a mergers and acquisitions advisory firm that he founded in 1999. Previously, he was a Managing Director in the Investment Banking Department of J.P. Morgan. Mr. Miller joined J.P. Morgan from Credit Suisse First Boston, where he had worked in the Investment Banking Department. He earned a B.A. from Washington & Lee University and an M.B.A. from Harvard Business School.
Troy M. Calkins, 52, Mr. Calkins has served as our Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary since November 2017, after previously serving as our Executive Vice President, General Counsel and Secretary since December 2014. He also served as General Counsel of Workiva LLC from February 2014 to December 2014. Prior to joining Workiva, he was a partner at Drinker Biddle & Reath LLP, where he spent 19 years in the firm’s Corporate and Securities Practice Group. His practice focused on counseling both private and public companies on legal strategy, corporate compliance and governance, and private and public securities offerings. He earned a B.A. from Michigan State University and a J.D. from the University of Michigan Law School.

Scott Ryan, 47, Mr. Ryan has served as our Executive Vice President and Chief Revenue Officer since August 2018, served as our Executive Vice President of Global Sales from March 2017 to August 2018, and served as our Vice President of Global Sales from August 2016 to March 2017. Prior to Workiva, Mr. Ryan was employed by IBM in various sales leadership positions from April 2005 to August 2016, most recently as the Vice President of North America Cyber Security Sales. Prior to IBM, he held software sales and leadership positions at various levels at Interwoven and SAS Institute. Mr. Ryan also served as a U.S. Army officer. He earned a B.S. in System Engineering from the U.S. Military Academy at West Point and an M.B.A. from the Darden School of Business at the University of Virginia.
Mitz Banarjee, 40, Mr. Banarjee has served as our Executive Vice President and Chief Customer Officer since August 2018. Previously, Mr. Banarjee served as our Executive Vice President of Global Operations from August 2017 to August 2018, Executive Vice President of Global Client Services from March to August 2017, Vice President of Global Client Services from March 2015 to March 2017 and Director of Customer First Culture from December 2014 to February 2015. He also served Workiva LLC as Director of Customer First Culture from March 2012 to December 2014 and Director of Customer Operations from March 2010 to February 2012. Prior to Workiva, Mr. Banarjee was Director of Client Services at Yodle (acquired by Web.com in 2016). Previously, he managed customer relationship teams at AT&T and AOL. He earned a B.A. in Information Systems from the University of Lincoln in England, UK.
c) Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
d)  Code of Ethics.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e) Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K or incorporated by reference herein:
1.All financial statements. See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.
3.Exhibits:

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

10.6*	Form of Employment Agreement, incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

10.7*	Form of Indemnification Agreement, incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

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

10.1
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

10.19
Consent and Sixth Amendment to Loan and Security Agreement, dated March 2, 2018, by and between Silicon Valley Bank, Workiva Inc. and Workiva International LLC., incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2018.

10.20*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2018.

10.21*
Separation Agreement and Release, dated June 12, 2018, between the Company and Matthew M. Rizai, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2018.

10.22*	Amendment No. 1 to the Workiva Inc. Nonqualified Deferred Compensation Plan.

21.1	List of Subsidiaries of the Company.

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February, 2019.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

POWER OF ATTORNEY
The undersigned officers and directors of Workiva Inc. hereby severally constitute Martin J. Vanderploeg our true and lawful attorney, with full power to him, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable Workiva Inc. to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Martin J. Vanderploeg, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2019
Martin J. Vanderploeg, Ph.D.

/s/ J. Stuart Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2019
J. Stuart Miller

/s/ Jill Klindt	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2019
Jill Klindt

/s/ Eugene S. Katz	Director	February 20, 2019
Eugene S. Katz

/s/ Michael M. Crow, Ph.D.	Director	February 20, 2019
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 20, 2019
Robert H. Herz

/s/ David S. Mulcahy	Director	February 20, 2019
David S. Mulcahy

/s/ Suku Radia	Director	February 20, 2019
Suku Radia

/s/ Brigid A. Bonner	Director	February 20, 2019
Brigid A. Bonner

S-1