Form 10-Q
period 2019-03-31
WORKIVA INC
filed 2019-05-01
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 29, 2019, there were approximately 35,733,931 shares of the registrant's Class A common stock and 9,425,596 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.  Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of March 31, 2019	As of December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$78,736	$77,584
Marketable securities	35,668	20,764
Accounts receivable, net of allowance for doubtful accounts of $769 and $956 at March 31, 2019 and December 31, 2018, respectively	50,560	65,107
Deferred commissions	9,500	8,178
Other receivables	1,395	1,181
Prepaid expenses	7,656	4,417
Total current assets	183,515	177,231

Property and equipment, net	41,049	41,468
Operating lease right-of-use assets	17,057	—
Deferred commissions, non-current	11,296	10,569
Intangible assets, net	1,322	1,266
Other assets	2,042	577
Total assets	$256,281	$231,111

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of March 31, 2019	As of December 31, 2018
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,182	$5,461
Accrued expenses and other current liabilities	33,416	36,353
Deferred revenue	149,943	148,545
Current portion of financing obligations	1,253	1,222
Total current liabilities	187,794	191,581

Deferred revenue, non-current	25,933	25,171
Other long-term liabilities	969	6,891
Operating lease liabilities, non-current	20,846	—
Financing obligations, non-current	16,883	17,208
Total liabilities	252,425	240,851

Stockholders’ equity (deficit)
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 35,695,049 and 34,498,391 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	36	34
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 9,425,596 and 9,545,596 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	9	10
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	318,151	297,145
Accumulated deficit	(314,490)	(307,027)
Accumulated other comprehensive income	150	98
Total stockholders’ equity (deficit)	3,856	(9,740)
Total liabilities and stockholders’ equity (deficit)	$256,281	$231,111

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended March 31,
	2019	2018
Revenue
Subscription and support	$56,123	$46,470
Professional services	13,840	13,436
Total revenue	69,963	59,906
Cost of revenue
Subscription and support	9,809	8,802
Professional services	9,727	7,709
Total cost of revenue	19,536	16,511
Gross profit	50,427	43,395
Operating expenses
Research and development	22,011	20,127
Sales and marketing	25,365	21,006
General and administrative	10,383	11,768
Total operating expenses	57,759	52,901
Loss from operations	(7,332)	(9,506)
Interest expense	(440)	(450)
Other income, net	320	343
Loss before provision for income taxes	(7,452)	(9,613)
Provision for income taxes	11	5
Net loss	$(7,463)	$(9,618)
Net loss per common share:
Basic and diluted	$(0.17)	$(0.22)
Weighted-average common shares outstanding - basic and diluted	45,229,279	42,858,756
See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended March 31,
	2019	2018
Net loss	$(7,463)	$(9,618)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of income tax benefit (expense) of ($3) and $0 for the three months ended March 31, 2019 and 2018, respectively	9	(11)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (expense) of ($15) and $0 for the three months ended March 31, 2019 and 2018, respectively	43	(45)
Other comprehensive income (loss), net of tax	52	(56)
Comprehensive loss	$(7,411)	$(9,674)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (in thousands) (unaudited)

	Three months ended March 31, 2019
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Stock-based compensation expense	—	—	8,193	—	—	8,193
Issuance of common stock upon exercise of stock options	961	1	11,054	—	—	11,055
Issuance of common stock under employee stock purchase plan	101	—	2,149	—	—	2,149
Issuance of restricted stock units	25	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Net loss	—	—	—	—	(7,463)	(7,463)
Other comprehensive income	—	—	—	52	—	52
Balances at March 31, 2019	45,121	$45	$318,151	$150	$(314,490)	$3,856

	Three months ended March 31, 2018
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2017	42,369	$42	$248,289	$72	$(265,337)	$(16,934)
Cumulative-effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	—	8,381	8,381
Stock-based compensation expense	—	—	5,905	—	—	5,905
Issuance of common stock upon exercise of stock options	296	1	3,075	—	—	3,076
Issuance of common stock under employee stock purchase plan	80	—	1,370	—	—	1,370
Issuance of restricted stock units	9	—	—	—	—	—
Tax witholdings related to net share settlements of stock-based compensation awards	(61)	—	(1,342)	—	—	(1,342)
Net loss	—	—	—	—	(9,618)	(9,618)
Other comprehensive loss	—	—	—	(56)	—	(56)
Balances at March 31, 2018	42,693	$43	$257,297	$16	$(266,574)	$(9,218)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(7,463)	$(9,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	903	872
Stock-based compensation expense	8,193	5,905
(Recovery of) provision for doubtful accounts	(187)	44
(Accretion) amortization of premiums and discounts on marketable securities, net	(81)	18
Deferred income tax	(18)	—
Changes in assets and liabilities:
Accounts receivable	14,818	6,542
Deferred commissions	(2,029)	(1,649)
Operating lease right-of-use asset	668	—
Other receivables	(214)	27
Prepaid expenses and other	(3,236)	231
Other assets	(1,464)	(58)
Accounts payable	(1,562)	2,677
Deferred revenue	1,987	(2,345)
Operating lease liability	(655)	—
Accrued expenses and other liabilities	(4,541)	(863)
Net cash provided by operating activities	5,119	1,783

Cash flows from investing activities
Purchase of property and equipment	(1,743)	(9)
Purchase of marketable securities	(22,155)	—
Maturities of marketable securities	7,390	500
Purchase of intangible assets	(84)	(64)
Net cash (used in) provided by investing activities	(16,592)	427

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended March 31,
	2019	2018
Cash flows from financing activities
Proceeds from option exercises	11,055	3,075
Taxes paid related to net share settlements of stock-based compensation awards	(390)	(1,342)
Proceeds from shares issued in connection with employee stock purchase plan	2,149	1,370
Principal payments on capital lease and financing obligations	(294)	(298)
Net cash provided by financing activities	12,520	2,805
Effect of foreign exchange rates on cash	105	(92)

Net increase in cash and cash equivalents	1,152	4,923
Cash and cash equivalents at beginning of period	77,584	60,333
Cash and cash equivalents at end of period	$78,736	$65,256

Supplemental cash flow disclosure
Cash paid for interest	$464	$433
Cash paid for income taxes, net of refunds	$233	$2

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$22
Purchases of property and equipment, accrued but not paid	$—	$175

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
We updated our accounting policies on the use of estimates, impairment of long-lived assets and leases as a result of our adopting Financial Accounting Standards Board (FASB) guidance issued in accounting standards codification (ASC) 842, Leases, under the Accounting Standards Update (ASU) 2016-02 (collectively the new lease standard). Otherwise, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, that have had a material impact on our condensed consolidated financial statements and related notes.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Sales and marketing expense has been higher in the third quarter due to our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 20, 2019.
The unaudited condensed consolidated financial statements include the accounts of Workiva Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Additionally, certain prior period amounts have been reclassified for consistency with the current year presentation. The reclassification of the prior period amounts were not material to the previously reported consolidated financial statements.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the allowance for doubtful accounts, the determination of the relative selling prices of our services, the measurement of material rights, health insurance claims incurred but not yet reported, valuation of available-for-sale marketable securities, useful lives of deferred contract costs, intangible assets and property and equipment, income taxes, discount rates used in the valuation of right-of-use assets and lease liabilities, and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment, right-of-use assets and software and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities, and operating lease liabilities on our condensed consolidated balance sheets. We currently have no finance leases.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of 12 months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

In February 2016, the Financial Accounting Standards Board ("FASB") issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases).
In July 2018, the FASB issued an update (ASU 2018-11) to the existing transition guidance that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Effective January 1, 2019, we adopted ASC 842 using this new transition guidance. The comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods.
We have elected to use the package of practical expedients, which allows us to not (1) reassess whether any expired or existing contracts are considered or contain leases; (2) reassess the lease classification for any expired or existing leases; and (3) reassess the initial direct costs for any existing leases. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
Adoption of the new standard had a material impact on our condensed consolidated balance sheets. The most significant impacts related to the recognition of right-of-use assets and lease liabilities for operating leases. The adoption of ASC 842 had no impact on our condensed consolidated statements of operations or total cash flows from operations.
The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of ASC 842 were as follows (in thousands):

	As of December 31, 2018	Adjustments due to ASC 842 adoption	As of January 1, 2019
Assets
Operating right-of-use asset	$—	$15,694	$15,694

Liabilities
Accrued expenses and other current liabilities	36,353	2,319	38,672
Other long-term liabilities	6,891	(6,007)	884
Operating lease liabilities, non-current	—	19,382	19,382
New Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. The standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We plan to adopt this standard on the effective date and are currently evaluating the impact of this new standard on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The update will become effective for interim and annual periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. Early adoption is permitted. We plan to adopt this standard prospectively. We are currently evaluating the impact that adoption of this ASU will have on our consolidated financial statements and whether or not to early adopt.
2. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	March 31, 2019	December 31, 2018
Accrued vacation	$7,592	$6,906
Accrued commissions	3,704	7,265
Accrued bonuses	3,729	5,643
Estimated health insurance claims	1,050	1,100
ESPP employee contributions	1,510	2,156
Customer deposits	7,364	7,395
Operating lease liabilities	2,740	—
Accrued other liabilities	5,727	5,888
	$33,416	$36,353

3. Cash Equivalents and Marketable Securities
At March 31, 2019, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$55,217	$—	$—	$55,217
Commercial paper	7,483	—	—	7,483
U.S. treasury debt securities	3,917	1	—	3,918
U.S. corporate debt securities	24,278	19	(30)	24,267
	$90,895	$20	$(30)	$90,885
Included in cash and cash equivalents	$55,217	$—	$—	$55,217
Included in marketable securities	$35,678	$20	$(30)	$35,668
At December 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$52,068	$—	$—	$52,068
Commercial paper	7,448	—	—	7,448
U.S. treasury debt securities	2,494	—	(1)	2,493
U.S. corporate debt securities	10,890	—	(67)	10,823
	$72,900	$—	$(68)	$72,832
Included in cash and cash equivalents	$52,068	$—	$—	$52,068
Included in marketable securities	$20,832	$—	$(68)	$20,764
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2019
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$—	$—	$—	$—
U.S. corporate debt securities	4,980	(1)	5,479	(29)
Total	$4,980	$(1)	$5,479	$(29)
We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of March 31, 2019 to hold these investments until the cost basis is recovered.

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2019, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2019			Fair Value Measurements as of December 31, 2018
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$55,217	$55,217	$—	$52,068	$52,068	$—
Commercial paper	7,483	—	7,483	7,448	—	7,448
U.S. treasury debt securities	3,918	—	3,918	2,493	—	2,493
U.S. corporate debt securities	24,267	—	24,267	10,823	—	10,823
	$90,885	$55,217	$35,668	$72,832	$52,068	$20,764

Included in cash and cash equivalents	$55,217			$52,068
Included in marketable securities	$35,668			$20,764

5. Leases
Operating Leases
We lease certain office and residential space under non-cancelable operating leases with various lease terms through June 2043. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain office leases include one or more options to renew, with renewal terms that can extend the lease term from 3 to 5 years. The exercise of lease renewal options is at our sole discretion and is generally excluded from the lease term at lease inception. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent.
The components of lease expense were as follows (in thousands):

Three months ended March 31, 2019
Operating lease cost	$925
Short-term lease cost	239
Variable lease cost	203
$1,367
Other supplemental information related to leases was as follows (dollar amounts in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$960
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,033
Weighted Average Remaining Lease Term (in years)
Operating leases	8.2
Weighted Average Discount Rate
Operating leases	5.7%
As of March 31, 2019, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2019	$3,011
2020	4,193
2021	4,233
2022	3,867
2023	3,536
Thereafter	11,255
Total minimum lease payments	30,095
Less: Amount representing interest	(6,509)
Total	$23,586

As of March 31, 2019, we did not have additional operating or financing leases that had not yet commenced.
6. Commitments and Contingencies
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
As of March 31, 2019, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
As of March 31, 2019, 2,521,272 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of March 31, 2019, 4,719,674 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2019	2018
Cost of revenue
Subscription and support	$357	$171
Professional services	409	150
Operating expenses
Research and development	1,900	1,021
Sales and marketing	1,964	1,113
General and administrative	3,563	3,450
Total	$8,193	$5,905

Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2018	6,400,175	$13.65	6.1	$142,340
Granted	—	—
Forfeited	(9,153)	16.65
Exercised	(960,802)	11.51
Outstanding at March 31, 2019	5,430,220	$14.02	6.1	$199,157

Exercisable at March 31, 2019	4,330,467	$13.34	5.7	$161,785
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $34.3 million and $3.6 million, respectively.
No options were granted during the three months ended March 31, 2019 and 2018. The total fair value of options vested during the three months ended March 31, 2019 and 2018 was approximately $2.7 million and $4.6 million, respectively. Total unrecognized compensation expense of $6.9 million related to options will be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the three months ended March 31, 2019 and 2018 was approximately $4.3 million and $3.0 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2018	2,359,261	$23.95
Granted	613,889	39.24
Forfeited	(25,238)	26.43
Vested(1)	(247,419)	17.50
Unvested at March 31, 2019	2,700,493	$27.99
(1) As of March 31, 2019, recipients of 222,614 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan resulting in total deferred units of 777,235 as of March 31, 2019.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At March 31, 2019, there was approximately $58.7 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
The fair value of each share issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of our common stock. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding. The expected term for the ESPP purchase rights approximates the offering period. The risk-free interest rate is based on yields on U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) with a maturity similar to the estimated expected term of the ESPP purchase rights.
The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,
	2019	2018
Expected term (in years)	0.5	0.5
Risk-free interest rate	2.6%	1.8%
Expected volatility	48.6%	22.2%
During the three months ended March 31, 2019, 100,949 shares of common stock were purchased under the ESPP at a weighted-average price of $21.29 per share, resulting in cash proceeds of $2.1 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At March 31, 2019, there was approximately $580,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands). Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue.

	Three months ended March 31,
	2019	2018
Information technology	$9,162	$7,359
Consumer discretionary	7,979	6,851
Industrials	7,792	6,872
Diversified financials	7,438	6,898
Banks	6,678	5,843
Healthcare	6,584	5,344
Energy	5,644	4,852
Other	18,686	15,887
Total revenues	$69,963	$59,906
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended March 31,
	2019	2018
Subscription and support	$56,123	$46,470
XBRL professional services	11,410	9,852
Other services	2,430	3,584
Total revenues	$69,963	$59,906
Deferred Revenue
During the three months ended March 31, 2019, we recognized $51.3 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2019, revenue of approximately $180.7 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $151.3 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

9. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our outstanding stock options, stock related to unvested restricted stock units, and common stock issuable pursuant to the ESPP to the extent dilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2019		March 31, 2018
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(5,898)	$(1,565)	$(7,330)	$(2,288)

Denominator
Weighted-average common shares outstanding - basic and diluted	35,746,572	9,482,707	32,662,318	10,196,438
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.22)	$(0.22)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2019	March 31, 2018
Shares subject to outstanding common stock options	5,430,220	7,807,606
Shares subject to unvested restricted stock units	2,700,493	1,917,048
Shares issuable pursuant to the ESPP	92,664	107,764

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2019. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva is a leading provider of cloud-based solutions for connected data, reporting and compliance. Our platform, Wdesk, is used by thousands of public and private companies, government agencies and higher-education institutions. Wdesk offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Wdesk users are able to combine narrative with their data, which greatly improves insight in their financial, regulatory and management reporting processes. As of March 31, 2019, 3,366 organizations, including more than 75% of Fortune 500® companies, subscribed to our Wdesk platform.(1)
(1) Claim not confirmed by FORTUNE or Fortune Media IP Limited. FORTUNE® and FORTUNE 500® are registered trademarks of Fortune Media IP Limited and are used under license. FORTUNE and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Workiva Inc.
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
Our integrated platform, subscription-based model and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.7% (excluding add-on seats) for the twelve months ended March 31, 2019.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,357 at March 31, 2019 from 1,313 at March 31, 2018, an increase of 3.4%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $70.0 million during the three months ended March 31, 2019 from $59.9 million during the three months ended March 31, 2018, an increase of 16.8%. We incurred net losses of $7.5 million and $9.6 million during the three months ended March 31, 2019 and March 31, 2018, respectively.
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
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filing process. In 2013, we began expanding into additional markets that were faced with managing large, complex processes with many contributors and disparate sets of business data. We currently sell to new customers in the areas of finance and accounting; risk and controls; regulatory reporting; financial close, management and performance reporting; and statutory and corporate tax reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
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
Key Performance Indicators

	Three months ended March 31,
	2019	2018

	(dollars in thousands)
Financial metrics
Total revenue	$69,963	$59,906
Percentage increase in total revenue	16.8%	15.4%
Subscription and support revenue	$56,123	$46,470
Percentage increase in subscription and support revenue	20.8%	17.5%
Subscription and support as a percent of total revenue	80.2%	77.6%

	As of March 31,
	2019	2018
Operating metrics
Number of customers	3,366	3,119
Subscription and support revenue retention rate	95.7%	95.7%
Subscription and support revenue retention rate including add-ons	110.7%	105.3%
Number of customers with annual contract value $100k+	493	335
Number of customers with annual contract value $150k+	207	151

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
Subscription and support revenue retention rate. We calculate our subscription and support revenue retention rate based on all customers that were active at the end of the same calendar quarter of the prior year (“base customers”). We begin by annualizing the subscription and support revenue recorded in the same calendar quarter of the prior year for those base customers who are still active at the end of the current quarter. We divide the result by the annualized subscription and support revenue in the same quarter of the prior year for all base customers.
Our subscription and support revenue retention rate was 95.7% as of March 31, 2019, unchanged compared to the rate as of March 31, 2018. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service.
Subscription and support revenue retention rate including add-ons. Add-on revenue includes the change in both solutions and seats purchased and pricing for existing customers. We calculate our subscription and support revenue retention rate including add-ons by annualizing the subscription and support revenue recorded in the current quarter for our base customers that were active at the end of the current quarter. We divide the result by the annualized subscription and support revenue in the same quarter of the prior year for all base customers.
Our subscription and support revenue retention rate including add-ons was 110.7% as of the quarter ended March 31, 2019, up from 105.3% as of March 31, 2018.
In the first quarter of 2019, we began calculating revenue retention rates using quarterly ASC 606 revenue instead of our prior method using monthly ASC 605 revenue. We expect quarterly measurements will be less variable than the single month measurements we previously reported.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers' adoption of Wdesk.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2019 and 2018, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2019	2018
	(in thousands)

Revenue
Subscription and support	$56,123	$46,470
Professional services	13,840	13,436
Total revenue	69,963	59,906
Cost of revenue
Subscription and support(1)	9,809	8,802
Professional services(1)	9,727	7,709
Total cost of revenue	19,536	16,511
Gross profit	50,427	43,395
Operating expenses
Research and development(1)	22,011	20,127
Sales and marketing(1)	25,365	21,006
General and administrative(1)	10,383	11,768
Total operating expenses	57,759	52,901
Loss from operations	(7,332)	(9,506)
Interest expense	(440)	(450)
Other income, net	320	343
Loss before provision for income taxes	(7,452)	(9,613)
Provision for income taxes	11	5
Net loss	$(7,463)	$(9,618)
(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2019	2018

	(in thousands)
Cost of revenue
Subscription and support	$357	$171
Professional services	409	150
Operating expenses
Research and development	1,900	1,021
Sales and marketing	1,964	1,113
General and administrative	3,563	3,450
Total stock-based compensation expense	$8,193	$5,905

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2019	2018
Revenue
Subscription and support	80.2%	77.6%
Professional services	19.8	22.4
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	14.0	14.7
Professional services	13.9	12.9
Total cost of revenue	27.9	27.6
Gross profit	72.1	72.4
Operating expenses
Research and development	31.5	33.6
Sales and marketing	36.3	35.1
General and administrative	14.8	19.6
Total operating expenses	82.6	88.3
Loss from operations	(10.5)	(15.9)
Interest expense	(0.6)	(0.8)
Other income, net	0.5	0.6
Loss before provision for income taxes	(10.6)	(16.1)
Provision for income taxes	—	—
Net loss	(10.6)%	(16.1)%
Comparison of Three Months Ended March 31, 2019 and 2018
Revenue

	Three months ended March 31,
	2019	2018	% Change

	(dollars in thousands)
Revenue
Subscription and support	$56,123	$46,470	20.8%
Professional services	$13,840	$13,436	3.0%
Total revenue	$69,963	$59,906	16.8%
Total revenue increased $10.1 million for the three months ended March 31, 2019 compared to the same quarter a year ago due primarily to a $9.7 million increase in subscription and support revenue. Growth in subscription and support revenue in the first quarter was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC reporting, risk and controls, financial and managerial reporting, and capital markets. The total number of our customers expanded 7.9% from March 31, 2018 to March 31, 2019.
Professional services revenue increased $0.4 million for three months ended March 31, 2019 compared to the same quarter a year ago, as growth in revenue from XBRL professional services over came a decrease in revenue from other services, which includes consulting. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professionals services on an annual basis.

Cost of Revenue

	Three months ended March 31,
	2019	2018	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$9,809	$8,802	11.4%
Professional services	9,727	7,709	26.2%
Total cost of revenue	$19,536	$16,511	18.3%
Cost of revenue increased $3.0 million during the three months ended March 31, 2019 compared to the same quarter a year ago due primarily to $1.6 million in higher cash-based compensation, benefits and travel costs, $0.4 million of additional stock-based compensation, and a $0.5 million rise in the cost of cloud infrastructure services to support our expanding customer base. We are continuing to invest in professional services, including to support our new platform and solutions.

	Three months ended March 31,
	2019	2018	% Change

	(dollars in thousands)
Operating expenses
Research and development	$22,011	$20,127	9.4%
Sales and marketing	25,365	21,006	20.8%
General and administrative	10,383	11,768	(11.8)%
Total operating expenses	$57,759	$52,901	9.2%
Research and Development
Research and development expenses increased $1.9 million in the three months ended March 31, 2019 compared to the same quarter a year ago due primarily to $0.6 million in higher cash-based compensation, benefits and travel costs, $0.9 million in additional stock-based compensation and a $0.6 million increase in cloud infrastructure services. Transitioning certain projects to internal teams allowed us to reduce consulting fees. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in an increased investment in research and development.
Sales and Marketing
Sales and marketing expenses increased $4.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due primarily to $3.2 million in higher cash-based compensation, benefits, and travel costs and additional stock-based compensation of $0.9 million. Headcount in sales and marketing increased 9.1% in the quarter ended March 31, 2019 compared to the same quarter a year ago. We expect to continue to invest in sales and marketing employees for future revenue growth.
General and Administrative
General and administrative expenses decreased $1.4 million in the three months ended March 31, 2019 compared to the same quarter a year ago due primarily to lower cash-based compensation, benefits, and travel costs of $1.0 million. General and administrative expense as a percentage of revenue improved to 14.8% in the latest quarter from 19.6% the same quarter last year due primarily to a reduction of expenses for executive compensation.

Non-Operating Income (Expenses)

	Three months ended March 31,
	2019	2018

	(dollars in thousands)
Interest expense	$(440)	$(450)
Other income, net	320	343
Interest Expense and Other Income, Net
Interest expense and Other income, net remained relatively flat during the three months ended March 31, 2019 compared to the same period a year ago.
Liquidity and Capital Resources

	Three months ended March 31,
	2019	2018

	(in thousands)
Cash flow provided by operating activities	$5,119	$1,783
Cash flow (used in) provided by investing activities	(16,592)	427
Cash flow provided by financing activities	12,520	2,805
Net increase in cash and cash equivalents, net of impact of exchange rates	$1,152	$4,923
As of March 31, 2019, our cash, cash equivalents and marketable securities totaled $114.4 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility and the ability to offer and sell securities pursuant to our shelf registration statement will be sufficient to fund our operations for at least the next twelve months.
In August 2014, we entered into a $15.0 million credit facility with Silicon Valley Bank. Borrowing capacity is equal to the most recent month’s subscription and support revenue multiplied by a percentage that adjusts based on the prior quarter’s customer retention rate. The credit facility can be used to fund working capital and general business requirements. The credit facility is secured by all of our assets and has first priority over our other debt obligations and requires us to maintain certain financial covenants, including the maintenance of at least $5.0 million of cash on hand or unused borrowing capacity. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. The credit facility has a variable interest rate equal to the bank’s prime lending rate with interest payable monthly and the principal balance due at maturity. The credit facility matures in August 2020.

Pursuant to the credit facility, a letter of credit totaling $500,000 was outstanding at March 31, 2019. This letter of credit, which reduces the availability under the credit facility, was issued as a maintenance deposit for an office lease. The letter of credit expires every year but has a feature that automatically renews the term for an additional year with an ultimate expiration date of February 28, 2030.
We filed a universal shelf registration statement on Form S-3 with the SEC, which became effective August 10, 2017. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our Class A common stock, preferred stock, debt securities, warrants, rights and units. The aggregate initial offering price of all securities sold by us under the shelf registration statement will not exceed $250.0 million.
Operating Activities
For the three months ended March 31, 2019, cash provided by operating activities was $5.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.5 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets, $8.2 million of stock-based compensation expense, and a $3.8 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $14.8 million decrease in accounts receivable, and a $2.0 million increase in deferred revenue offset partially by a $2.0 million increase in deferred commissions, a $3.2 million increase in prepaid expenses and other, a $1.5 million increase in other assets, a $4.5 million decrease in accrued expenses and other liabilities and a $1.6 million decrease in accounts payable. Customer growth accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. Deferred commissions increased due primarily to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The decreases in accounts receivable, accounts payable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increases in prepaid expenses and other assets were due primarily to timing of payments relating to cloud infrastructure services and our annual user conference.
For the three months ended March 31, 2018, cash provided by operating activities was $1.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $9.6 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets and $5.9 million of stock-based compensation and a $4.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.3 million decrease in deferred revenue, a $0.8 million decrease in accrued expenses and other liabilities, and a $1.6 million increase in deferred commissions, offset partially by a $6.5 million decrease in accounts receivable and a $2.7 million increase in accounts payable. Deferred commissions increased due primarily to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The decrease in deferred revenue was caused by the timing of contract renewals with terms greater than one year. The decreases in accounts receivable and accrued expenses and other liabilities and increase in accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments.

Investing Activities
Cash used in investing activities of $16.6 million for the three months ended March 31, 2019 was due primarily to $22.2 million in purchases of marketable securities and $1.7 million of capital expenditures partially offset by $7.4 million from the maturities of marketable securities. Our capital expenditures were associated primarily with furniture and fixtures in support of expanding our infrastructure and workforce.
Cash provided by investing activities of $0.4 million for the three months ended March 31, 2018 was due primarily to proceeds of $0.5 million from the maturities of marketable securities.
Financing Activities
Cash provided by financing activities of $12.5 million for the three months ended March 31, 2019 was due primarily to $11.1 million in proceeds from option exercises and $2.1 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $0.4 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $2.8 million for the three months ended March 31, 2018 was due primarily to $3.1 million in proceeds from option exercises and $1.4 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $1.3 million in taxes paid related to the net share settlements of stock-based compensation awards.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019.
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
During the three months ended March 31, 2019, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, we finalized enhancements and modifications to existing internal controls and procedures to ensure compliance with new leasing guidance in accordance with ASC 842. These changes to our control environment were completed in the first quarter of 2019.
Other than the item noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than the item noted below, there have been no material changes during fiscal 2019 to the risk factors that were included in the Form 10-K.
Risks Related to Our Business and Industry
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States, including those related to leases.
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
In February 2016, the FASB issued guidance codified in ASC 842, Leases (ASU 2016-02), which amends the guidance in former ASC 840, Leases. We adopted this new standard on the effective date of January 1, 2019. The application of this guidance resulted in the addition of right-of-use assets and lease liabilities on the consolidated balance sheet. We have implemented changes to our accounting processes, internal controls and disclosures to support the new standard. See Note 1 to our accompanying condensed consolidated financial statements for information about ASU 2016-02.
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
Issuer Purchases of Equity Securities
        The following table provides information about purchases of shares of our Class A Common Stock during the three months ended March 31, 2019 related to shares withheld upon vesting of restricted stock awards and units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 2019	6,704	$38.22	—	—
February 2019	3,194	41.86	—	—
March 2019	—	—	—	—
Total	9,898	$39.39	—	—
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of May, 2019.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1