Form 10-Q
period 2019-06-30
WORKIVA INC
filed 2019-08-06
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.001	WK	New York Stock Exchange
As of August 2, 2019, there were approximately 36,762,217 shares of the registrant's Class A common stock and 9,265,596 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.  Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of June 30, 2019	As of December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$94,713	$77,584
Marketable securities	42,855	20,764
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $956 at June 30, 2019 and December 31, 2018, respectively	47,206	65,107
Deferred commissions	11,380	8,178
Other receivables	1,236	1,181
Prepaid expenses	7,963	4,417
Total current assets	205,353	177,231

Property and equipment, net	41,046	41,468
Operating lease right-of-use assets	16,510	—
Deferred commissions, non-current	13,259	10,569
Intangible assets, net	1,832	1,266
Other assets	1,982	577
Total assets	$279,982	$231,111

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of June 30, 2019	As of December 31, 2018
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,768	$5,461
Accrued expenses and other current liabilities	42,147	36,353
Deferred revenue	156,234	148,545
Current portion of financing obligations	1,285	1,222
Total current liabilities	204,434	191,581

Deferred revenue, non-current	28,049	25,171
Other long-term liabilities	1,284	6,891
Operating lease liabilities, non-current	20,038	—
Financing obligations, non-current	16,550	17,208
Total liabilities	270,355	240,851

Stockholders’ equity (deficit)
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 36,633,696 and 34,498,391 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	37	34
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 9,265,596 and 9,545,596 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	9	10
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	332,161	297,145
Accumulated deficit	(322,812)	(307,027)
Accumulated other comprehensive income	232	98
Total stockholders’ equity (deficit)	9,627	(9,740)
Total liabilities and stockholders’ equity (deficit)	$279,982	$231,111

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Subscription and support	$60,472	$48,837	$116,595	$95,307
Professional services	13,012	10,293	26,852	23,729
Total revenue	73,484	59,130	143,447	119,036
Cost of revenue
Subscription and support	10,202	8,637	20,011	17,439
Professional services	10,475	7,659	20,202	15,368
Total cost of revenue	20,677	16,296	40,213	32,807
Gross profit	52,807	42,834	103,234	86,229
Operating expenses
Research and development	21,795	20,718	43,806	40,845
Sales and marketing	28,213	22,252	53,578	43,258
General and administrative	11,226	21,654	21,609	33,422
Total operating expenses	61,234	64,624	118,993	117,525
Loss from operations	(8,427)	(21,790)	(15,759)	(31,296)
Interest expense	(433)	(449)	(873)	(899)
Other income, net	530	492	850	835
Loss before (benefit) provision for income taxes	(8,330)	(21,747)	(15,782)	(31,360)
(Benefit) provision for income taxes	(8)	21	3	26
Net loss	$(8,322)	$(21,768)	(15,785)	(31,386)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.50)	$(0.35)	$(0.73)
Weighted-average common shares outstanding - basic and diluted	46,166,660	43,234,655	45,700,559	43,048,110

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(8,322)	$(21,768)	$(15,785)	$(31,386)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of income tax benefit (expense) of $(2) and $0 for the three months ended June 30, 2019 and 2018, respectively, and net of income tax benefit (expense) of $(5) and $0 for the six months ended June 30, 2019 and 2018, respectively	6	42	15	31
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (expense) of $(26) and $0 for the three months ended June 30, 2019 and 2018, respectively, and net of income tax benefit (expense) of $(41) and $0 for the six months ended June 30, 2019 and 2018, respectively	76	17	119	(28)
Other comprehensive income, net of tax	82	59	134	3
Comprehensive loss	$(8,240)	$(21,709)	$(15,651)	$(31,383)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands) (unaudited)
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Stock-based compensation expense	—	—	8,193	—	—	8,193
Issuance of common stock upon exercise of stock options	961	1	11,054	—	—	11,055
Issuance of common stock under employee stock purchase plan	101	—	2,149	—	—	2,149
Issuance of restricted stock units	25	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Net loss	—	—	—	—	(7,463)	(7,463)
Other comprehensive income	—	—	—	52	—	52
Balances at March 31, 2019	45,121	$45	$318,151	$150	$(314,490)	$3,856
Stock-based compensation expense	—	—	8,513	—	—	8,513
Issuance of common stock upon exercise of stock options	455	1	5,497	—	—	5,498
Issuance of restricted stock units	323	—	—	—	—	—
Net loss	—	—	—	—	(8,322)	(8,322)
Other comprehensive income	—	—	—	82	—	82
Balances at June 30, 2019	45,899	$46	$332,161	$232	$(322,812)	$9,627

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands) (unaudited)
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2017	42,369	$42	$248,289	$72	$(265,337)	$(16,934)
Cumulative-effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	—	8,381	8,381
Stock-based compensation expense	—	—	5,905	—	—	5,905
Issuance of common stock upon exercise of stock options	296	1	3,075	—	—	3,076
Issuance of common stock under employee stock purchase plan	80	—	1,370	—	—	1,370
Issuance of restricted stock units	9	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(61)	—	(1,342)	—	—	(1,342)
Net loss	—	—	—	—	(9,618)	(9,618)
Other comprehensive loss	—	—	—	(56)	—	(56)
Balances at March 31, 2018	42,693	$43	$257,297	$16	$(266,574)	$(9,218)
Stock-based compensation expense	—	—	10,465	—	—	10,465
Issuance of common stock upon exercise of stock options	328	—	3,317	—	—	3,317
Issuance of restricted stock units	64	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(23)	—	(519)	—	—	(519)
Net loss	—	—	—	—	(21,768)	(21,768)
Other comprehensive loss	—	—	—	59	—	59
Balances at June 30, 2018	43,062	$43	$270,560	$75	$(288,342)	$(17,664)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(8,322)	$(21,768)	$(15,785)	$(31,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	971	876	1,874	1,748
Stock-based compensation expense	8,513	10,465	16,706	16,370
Provision for doubtful accounts	233	139	46	183
(Accretion) amortization of premiums and discounts on marketable securities, net	(23)	(15)	(104)	3
Deferred income tax	(28)	—	(46)	—
Changes in assets and liabilities:
Accounts receivable	3,133	(236)	17,951	6,306
Deferred commissions	(3,833)	(2,020)	(5,862)	(3,669)
Operating lease right-of-use asset	556	—	1,224	—
Other receivables	161	148	(53)	175
Prepaid expenses and other	(310)	(2,020)	(3,546)	(1,789)
Other assets	58	(110)	(1,406)	(168)
Accounts payable	1,206	(1,294)	(356)	1,383
Deferred revenue	8,295	8,747	10,282	6,402
Operating lease liability	(813)	—	(1,468)	—
Accrued expenses and other liabilities	8,966	4,542	4,425	3,679
Net cash provided by (used in) operating activities	18,763	(2,546)	23,882	(763)

Cash flows from investing activities
Purchase of property and equipment	(454)	(210)	(2,197)	(219)
Purchase of marketable securities	(18,562)	(11,283)	(40,717)	(11,283)
Maturities of marketable securities	11,500	3,900	18,890	4,400
Purchase of intangible assets	(577)	(64)	(661)	(128)
Net cash used in investing activities	(8,093)	(7,657)	(24,685)	(7,230)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cash flows from financing activities
Proceeds from option exercises	5,498	3,318	16,553	6,393
Taxes paid related to net share settlements of stock-based compensation awards	—	(519)	(390)	(1,861)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	2,149	1,370
Principal payments on capital lease and financing obligations	(301)	(294)	(595)	(592)
Proceeds from government grants	—	22	—	22
Net cash provided by financing activities	5,197	2,527	17,717	5,332
Effect of foreign exchange rates on cash	110	(85)	215	(177)

Net increase (decrease) in cash and cash equivalents	15,977	(7,761)	17,129	(2,838)
Cash and cash equivalents at beginning of period	78,736	65,256	77,584	60,333
Cash and cash equivalents at end of period	$94,713	$57,495	$94,713	$57,495

Supplemental cash flow disclosure
Cash paid for interest	$422	$435	$886	$868
Cash paid for income taxes, net of refunds	$28	$54	$261	$56

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$105	$—	$127
Purchases of property and equipment, accrued but not paid	$444	$254	$444	$254

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) is a leading provider of cloud-based solutions for connected reporting and compliance. Our platform, Wdesk, is used by thousands of public and private companies, government agencies and higher-education institutions. Wdesk offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. We sell to customers in the areas of: finance and accounting; risk and controls; regulatory reporting; financial close, management and performance reporting; and statutory and corporate tax reporting. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, the Asia-Pacific region and Canada.
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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.
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

Recently Adopted Accounting Pronouncements
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The update will become effective for interim and annual periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. Early adoption is permitted. We adopted this standard prospectively effective April 1, 2019. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Accrued vacation	$7,947	$6,906
Accrued commissions	5,372	7,265
Accrued bonuses	7,337	5,643
Estimated health insurance claims	1,170	1,100
ESPP employee contributions	2,797	2,156
Customer deposits	9,594	7,395
Operating lease liabilities	2,785	—
Accrued other liabilities	5,145	5,888
	$42,147	$36,353

3. Cash Equivalents and Marketable Securities
At June 30, 2019, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$71,937	$—	$—	$71,937
U.S. treasury debt securities	3,931	5	—	3,936
U.S. corporate debt securities	38,833	97	(11)	38,919
	$114,701	$102	$(11)	$114,792
Included in cash and cash equivalents	$71,937	$—	$—	$71,937
Included in marketable securities	$42,764	$102	$(11)	$42,855

At December 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$52,068	$—	$—	$52,068
Commercial paper	7,448	—	—	7,448
U.S. treasury debt securities	2,494	—	(1)	2,493
U.S. corporate debt securities	10,890	—	(67)	10,823
	$72,900	$—	$(68)	$72,832
Included in cash and cash equivalents	$52,068	$—	$—	$52,068
Included in marketable securities	$20,832	$—	$(68)	$20,764
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2019
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$—	$—	$—	$—
U.S. corporate debt securities	996	(1)	3,494	(10)
Total	$996	$(1)	$3,494	$(10)
We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of June 30, 2019 to hold these investments until the cost basis is recovered.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2019, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2019			Fair Value Measurements as of December 31, 2018
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$71,937	$71,937	$—	$52,068	$52,068	$—
Commercial paper	—	—	—	7,448	—	7,448
U.S. treasury debt securities	3,936	—	3,936	2,493	—	2,493
U.S. corporate debt securities	38,919	—	38,919	10,823	—	10,823
	$114,792	$71,937	$42,855	$72,832	$52,068	$20,764

Included in cash and cash equivalents	$71,937			$52,068
Included in marketable securities	$42,855			$20,764

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
The components of lease expense were as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$839	$1,764
Short-term lease cost	299	538
Variable lease cost	229	432
	$1,367	$2,734
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,119	$2,080
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,033

Other supplemental information related to leases was as follows:

As of June 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	8.0
Weighted Average Discount Rate
Operating leases	5.7%

As of June 30, 2019, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2019	$1,899
2020	4,200
2021	4,241
2022	3,872
2023	3,540
Thereafter	11,255
Total minimum lease payments	29,007
Less: Amount representing interest	(6,184)
Total	$22,823
As of June 30, 2019, we did not have additional operating or financing leases that had not yet commenced.
6. Commitments and Contingencies
Other Purchase Commitments
In June 2019, we entered into certain non-cancelable agreements with third-party providers for our use of cloud services in the ordinary course of business. Under these agreements, we are committed to purchase $0.9 million in fiscal year 2019, $1.7 million in fiscal year 2020, $1.7 million in fiscal year 2021, and $0.9 million in fiscal year 2022.
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
As of June 30, 2019, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
As of June 30, 2019, 2,381,097 shares of Class A common stock were available for grant under the 2014 Plan.

Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of June 30, 2019, 4,719,674 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of revenue
Subscription and support	$399	$228	$756	$399
Professional services	431	146	840	296
Operating expenses
Research and development	1,851	1,495	3,751	2,516
Sales and marketing	2,032	1,440	3,996	2,553
General and administrative	3,800	7,156	7,363	10,606
Total	$8,513	$10,465	$16,706	$16,370
Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2018	6,400,175	$13.65	6.1	$142,340
Granted	—	—
Forfeited	(26,160)	17.66
Exercised	(1,416,176)	11.69
Outstanding at June 30, 2019	4,957,839	$14.19	5.9	$217,653

Exercisable at June 30, 2019	4,047,243	$13.59	5.6	$180,085
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $53.3 million and $8.7 million, respectively.
No options were granted during the six months ended June 30, 2019 and 2018. The total fair value of options vested during the six months ended June 30, 2019 and 2018 was approximately $3.9 million and $8.4 million, respectively. Total unrecognized compensation expense of $5.6 million related to options will be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the six months ended June 30, 2019 and 2018 was approximately $6.3 million and $7.2 million, respectively.
The following table summarizes the restricted stock unit activity under the Plan for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2018	2,359,261	$23.95
Granted	800,726	42.12
Forfeited	(54,893)	27.39
Vested(1)	(324,749)	19.52
Unvested at June 30, 2019	2,780,345	$29.63
(1) As of June 30, 2019, recipients of 250,750 shares had elected to defer settlement of the vested restricted stock units in accordance with our Nonqualified Deferred Compensation Plan resulting in total deferred units of 531,292 as of June 30, 2019.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At June 30, 2019, there was approximately $60.6 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
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

	Six months ended June 30,
	2019	2018
Expected term (in years)	0.5	0.5
Risk-free interest rate	2.6%	1.8%
Expected volatility	48.6%	22.2%
There were no grants made pursuant to the ESPP during the three months ended June 30, 2019 and 2018. During the six months ended June 30, 2019, 100,949 shares of common stock were purchased under the ESPP at a weighted-average price of $21.29 per share, resulting in cash proceeds of $2.1 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At June 30, 2019, there was approximately $65,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.03 years.
8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands). Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Information technology	$10,001	$7,786	$19,163	$15,145
Consumer discretionary	8,329	6,819	16,308	13,670
Industrials	8,212	6,944	16,004	13,816
Diversified financials	8,263	6,453	15,701	13,351
Banks	6,945	5,741	13,623	11,584
Healthcare	6,930	5,095	13,514	10,439
Energy	5,446	4,646	11,090	9,498
Other	19,358	15,646	38,044	31,533
Total revenues	$73,484	$59,130	$143,447	$119,036
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Subscription and support	$60,472	$48,837	$116,595	$95,307
XBRL professional services	9,522	6,916	20,932	16,768
Other services	3,490	3,377	5,920	6,961
Total revenues	$73,484	$59,130	$143,447	$119,036

Deferred Revenue
We recognized $51.6 million and $43.3 million of revenue during the three months ended June 30, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $88.1 million and $77.0 million of revenue during the six months ended June 30, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2019, we expect revenue of approximately $197.7 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $160.8 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2019		June 30, 2018
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(6,626)	$(1,696)	$(16,755)	$(5,013)

Denominator
Weighted-average common shares outstanding - basic and diluted	36,758,866	9,407,794	33,278,982	9,955,673
Basic and diluted net loss per share	$(0.18)	$(0.18)	$(0.50)	$(0.50)

	Six months ended
	June 30, 2019		June 30, 2018
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(12,523)	$(3,262)	$(24,040)	$(7,346)

Denominator
Weighted-average common shares outstanding - basic and diluted	36,255,515	9,445,044	32,972,720	10,075,390
Basic and diluted net loss per share	$(0.35)	$(0.35)	$(0.73)	$(0.73)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2019	June 30, 2018
Shares subject to outstanding common stock options	4,957,839	7,415,412
Shares subject to unvested restricted stock units	2,780,345	2,046,275
Shares issuable pursuant to the ESPP	89,311	102,756

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
Overview
Workiva is a leading provider of cloud-based solutions for connected reporting and compliance. Our platform, Wdesk, is used by thousands of public and private companies, government agencies and higher-education institutions. Wdesk offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Wdesk users are able to combine narrative with their data, which greatly improves insight in their financial, regulatory and management reporting processes. As of June 30, 2019, 3,421 organizations, including more than 75% of Fortune 500® companies, subscribed to our Wdesk platform.(1)
(1) Claim not confirmed by FORTUNE or Fortune Media IP Limited. FORTUNE® and FORTUNE 500® are registered trademarks of Fortune Media IP Limited and are used under license. FORTUNE and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Workiva Inc.
Our customers can connect Wdesk with data in more than 100 cloud and on-premise applications. In June 2018, we expanded our Wdesk platform with Wdata, which combines new data preparation capabilities with existing connectors and Application Programming Interfaces (APIs) to help our customers more easily capture, enrich and connect large datasets to Wdesk. Integrating enterprise business systems with our platform eliminates manual steps in the reporting and analysis process after the data leaves our customers' Enterprise Resource Planning (ERP) and other data systems and enables data assurance throughout the entire reporting process with an immutable audit trail. Wdata also enables a broader set of business users to explore complex data at scale and better manage data transformations in the office of the CFO.
We market our solutions under six broad categories: SEC Reporting, Management Reporting, Integrated Risk, Capital Markets, Global Statutory Reporting, and Regulated Reporting. Within those categories, Workiva offers the following solutions: SEC Reporting, SEDAR Reporting, Financial Reporting, Connected Financials, Management Reporting, Audit Management, Controls Management, Enterprise Risk Management, Policies and Procedures, Capital Markets, Prospectus Fund, Shareholder Reports, Insurance Statutory Reporting, Insurance Prospectus, CAFR/AFR, Stress Testing, Living Will, Tax Reporting, CASS Compliance, Global Statutory Reporting, IFRS 17.
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into annual or multi-year subscription contracts to gain access to Wdesk. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this new model, operating metrics related to a customer's expected use of each solution determine the price. The solution-based model has a higher contract value than the seat-based model because it typically offers customers unlimited seats per solution and a reduced administrative workload. We expect a substantial majority of our subscription revenue will be priced on the solution-based licensing model by year-end 2019. We charge customers additional fees primarily for document setup and XBRL tagging services.
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
Our integrated platform, subscription-based model and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 95.4% (excluding add-on seats) for the twelve months ended June 30, 2019.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,421 at June 30, 2019 from 1,287 at June 30, 2018, an increase of 10.4%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $73.5 million and $143.4 million during the three and six months ended June 30, 2019, respectively, from $59.1 million and $119.0 million during the three and six months ended June 30, 2018, respectively. We incurred net losses of $8.3 million and $15.8 million during the three and six months ended June 30, 2019, respectively, compared to $21.8 million and $31.4 million during the three and six months ended June 30, 2018, respectively.
Converting existing customer orders to a solution-based licensing model has contributed to the acceleration of growth in our subscription revenue year-to-date, and we expect it to continue to do so through the remainder of 2019. This conversion has also contributed to the improvement in our subscription and support revenue retention rate including add-ons for the same periods. We expect the benefit of this contribution to wane beginning in the last quarter of 2019. Accordingly, we will need to find new sources of revenue to sustain our growth rate beyond 2019. To maintain our revenue growth for the longer term, we have been accelerating our investments in talent, processes and technology, particularly for expansion in EMEA, integrated risk, statutory reporting and Wdata. If these investments do not meet our expectations, we may be unable to sustain our revenue growth rate. We expect these investments to increase operating losses in absolute terms and as a percentage of revenue at least through the second half of 2019, ahead of any incremental revenue contribution they may generate after 2019.
Key Factors Affecting Our Performance
Generate Growth From Existing Customers. Wdesk can exhibit a powerful network effect within an enterprise, meaning that the usefulness of our platform attracts additional users and more data. Since solution-based licensing offers our customers an unlimited number of seats for each solution purchased, we expect customers to add more seats in Wdesk over time. As more employees in an enterprise use Wdesk, additional opportunities for collaboration and automation drive demand among their colleagues for additional solutions. Furthermore, converting customer orders to solution-based licensing typically generates a one-time increase in contract value for each solution.
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filing process. In 2013, we began expanding into adjacent markets challenged with managing large, complex processes with many contributors and disparate sets of business data. We currently sell to new customers in the areas of finance and accounting; risk and controls; regulatory reporting; financial close, management and performance reporting; and statutory and corporate tax reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
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
Add Partners. We continue to expand our relationships with partners, including consulting and advisory firms, technology partners, and implementation partners. Our global partners, including global strategic consulting and advisory firms, identify opportunities for our platform to help companies transform financial reporting and integrated risk processes. We also partner with regional accounting, consulting and implementation partners. These highly skilled regional partners provide subject-matter expertise in the implementation of specific solutions and extend our direct sales force by referring opportunities to us. Technology partners expand the ecosystem of our connected reporting and compliance platform and enable data connections and process integrations to further transform critical business functions, as we capitalize on growing demand for enterprise-wide opportunities. We believe that our partner ecosystem extends our global reach, accelerates the usage and adoption of our platform, and enables more efficient delivery of professional services.
Investment in growth. We plan to continue to invest in the development of our Wdesk platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in EMEA, as well as use cases for integrated risk, statutory reporting and Wdata.
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

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Financial metrics
Total revenue	$73,484	$59,130	$143,447	$119,036
Percentage increase in total revenue	24.3%	19.7%	20.5%	17.5%
Subscription and support revenue	$60,472	$48,837	$116,595	$95,307
Percentage increase in subscription and support revenue	23.8%	19.2%	22.3%	18.4%
Subscription and support as a percent of total revenue	82.3%	82.6%	81.3%	80.1%

	As of June 30,
	2019	2018
Operating metrics
Number of customers	3,421	3,222
Subscription and support revenue retention rate	95.4%	95.6%
Subscription and support revenue retention rate including add-ons	114.5%	106.9%
Number of customers with annual contract value $100k+	558	366
Number of customers with annual contract value $150k+	238	161
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
Our subscription and support revenue retention rate was 95.4% as of June 30, 2019, down slightly compared to the rate as of June 30, 2018. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service.
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
Our subscription and support revenue retention rate including add-ons was 114.5% as of the quarter ended June 30, 2019, up from 106.9% as of June 30, 2018.

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
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2019 and 2018, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force and partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from twelve to 36 months. We typically invoice our customers for subscription fees in advance, with payment due at the start of the subscription term. From time to time, we offer limited incentives for customers to enter into contract terms of more than one year, typically for terms of two or three years. Our arrangements do not contain general rights of return.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(in thousands)
Revenue
Subscription and support	$60,472	$48,837	$116,595	$95,307
Professional services	13,012	10,293	26,852	23,729
Total revenue	73,484	59,130	143,447	119,036
Cost of revenue
Subscription and support(1)	10,202	8,637	20,011	17,439
Professional services(1)	10,475	7,659	20,202	15,368
Total cost of revenue	20,677	16,296	40,213	32,807
Gross profit	52,807	42,834	103,234	86,229
Operating expenses
Research and development(1)	21,795	20,718	43,806	40,845
Sales and marketing(1)	28,213	22,252	53,578	43,258
General and administrative(1)	11,226	21,654	21,609	33,422
Total operating expenses	61,234	64,624	118,993	117,525
Loss from operations	(8,427)	(21,790)	(15,759)	(31,296)
Interest expense	(433)	(449)	(873)	(899)
Other income, net	530	492	850	835
Loss before provision for income taxes	(8,330)	(21,747)	(15,782)	(31,360)
(Benefit) provision for income taxes	(8)	21	3	26
Net loss	$(8,322)	$(21,768)	$(15,785)	$(31,386)
(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue
Subscription and support	$399	$228	$756	$399
Professional services	431	146	840	296
Operating expenses
Research and development	1,851	1,495	3,751	2,516
Sales and marketing	2,032	1,440	3,996	2,553
General and administrative	3,800	7,156	7,363	10,606
Total stock-based compensation expense	$8,513	$10,465	$16,706	$16,370

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Subscription and support	82.3%	82.6%	81.3%	80.1%
Professional services	17.7	17.4	18.7	19.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	13.9	14.6	14.0	14.7
Professional services	14.3	13.0	14.1	12.9
Total cost of revenue	28.2	27.6	28.1	27.6
Gross profit	71.8	72.4	71.9	72.4
Operating expenses
Research and development	29.7	35.0	30.5	34.3
Sales and marketing	38.4	37.6	37.4	36.3
General and administrative	15.3	36.6	15.1	28.1
Total operating expenses	83.4	109.2	83.0	98.7
Loss from operations	(11.6)	(36.8)	(11.1)	(26.3)
Interest expense	(0.6)	(0.8)	(0.6)	(0.8)
Other income, net	0.7	0.8	0.6	0.7
Loss before provision for income taxes	(11.5)	(36.8)	(11.1)	(26.4)
Provision for income taxes	—	—	—	—
Net loss	(11.5)%	(36.8)%	(11.1)%	(26.4)%
Comparison of Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Revenue
Subscription and support	$60,472	$48,837	23.8%	$116,595	$95,307	22.3%
Professional services	$13,012	$10,293	26.4%	$26,852	$23,729	13.2%
Total revenue	$73,484	$59,130	24.3%	$143,447	$119,036	20.5%
Total revenue increased $14.4 million for the three months ended June 30, 2019 compared to the same quarter a year ago due primarily to a $11.6 million increase in subscription and support revenue. Growth in subscription and support revenue in the second quarter was attributable to strong demand for a broad range of solutions and the continued conversion of existing customer accounts to a solution-based licensing model. Additionally, professional services revenue increased $2.7 million due primarily to an increase in certain XBRL professional services that we do not expect to continue in the next two quarters. The total number of our customers expanded 6.2% from June 30, 2018 to June 30, 2019.

Total revenue increased $24.4 million for the six months ended June 30, 2019 compared to the same period a year ago due primarily to a $21.3 million increase in subscription and support revenue. Growth in professional services revenue was attributable primarily to an increase in XBRL tagging services. Professional services revenue increased at a slower rate than subscription and support revenue for the six months ended June 30, 2019 compared to the same period a year ago. As our customers become familiar with our platform, they typically become more self sufficient and require fewer professional services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$10,202	$8,637	18.1%	$20,011	$17,439	14.7%
Professional services	10,475	7,659	36.8%	20,202	15,368	31.5%
Total cost of revenue	$20,677	$16,296	26.9%	$40,213	$32,807	22.6%
Cost of revenue increased $4.4 million during the three months ended June 30, 2019 compared to the same quarter a year ago due primarily to $2.9 million in higher cash-based compensation, benefits and travel costs due in part to increased headcount, $0.5 million of additional stock-based compensation and a $0.5 million increase in consulting fees. These increases in headcount and consulting fees were due to our continued investment and support of our new platform and solutions.
Cost of revenue increased $7.4 million during the six months ended June 30, 2019 compared to the same period a year ago, due primarily to an increase in cash-based compensation, benefits and travel costs of $4.6 million due in part to higher headcount, $0.9 million of additional stock-based compensation, a $1.0 million increase in consulting fees and a $0.7 million rise in the cost of cloud infrastructure services to support our expanding customer base. The increases in headcount and consulting fees were the result of our continued investment in and support of our new platform and solutions.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Operating expenses
Research and development	$21,795	$20,718	5.2%	$43,806	$40,845	7.2%
Sales and marketing	28,213	22,252	26.8%	53,578	43,258	23.9%
General and administrative	11,226	21,654	(48.2)%	21,609	33,422	(35.3)%
Total operating expenses	$61,234	$64,624	(5.2)%	$118,993	$117,525	1.2%

Research and Development
Research and development expenses increased $1.1 million in the three months ended June 30, 2019 compared to the same quarter a year ago due primarily to $0.3 million in higher cash-based compensation and benefits, $0.4 million in additional stock-based compensation and a $0.2 million increase in the cost of cloud infrastructure services. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in an increased investment in research and development.
Research and development expenses increased $3.0 million in the six months ended June 30, 2019 compared to the same period a year ago due primarily to higher cash-based compensation, benefits, and travel costs of $1.0 million, additional stock-based compensation of $1.2 million and a $0.8 million increase in the cost of cloud infrastructure services.
Sales and Marketing
Sales and marketing expenses increased $6.0 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due primarily to $4.4 million in higher cash-based compensation, benefits, travel costs, $0.6 million in additional stock-based compensation and a $0.5 million increase in the cost of marketing programs. Headcount in sales and marketing increased 16.8% in the quarter ended June 30, 2019 compared to the same quarter a year ago. We expect to continue to invest in sales and marketing employees for future revenue growth. The increase in the cost of marketing programs is due to increased partnership and international expansion activity.
Sales and marketing expenses increased $10.3 million during the six months ended June 30, 2019 compared to the same period a year ago due primarily to higher cash-based compensation, benefits, and travel costs of $7.6 million, additional stock-based compensation of $1.4 million, an increase in professional service fees of $0.4 million related to consulting and recruiting, and an increase in the cost of marketing programs of $0.5 million. The increase in marketing programs was due to increased partnership and international marketing activities.
General and Administrative
General and administrative expenses decreased $10.4 million in the three months ended June 30, 2019 compared to the same quarter a year ago due primarily to lower cash-based compensation, benefits, and travel costs of $7.3 million and reduced stock-based compensation expense of $3.4 million. General and administrative expense as a percentage of revenue improved to 15.3% in the latest quarter from 36.6% the same quarter last year due primarily to a reduction of expenses for executive compensation.
General and administrative expenses decreased $11.8 million during the six months ended June 30, 2019 compared to the same period a year ago. This decrease was due primarily to $8.3 million in lower cash-based compensation, benefits and travel as well as a $3.4 million decrease in stock-based compensation. In the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, pursuant to a separation agreement with our former CEO.

Non-Operating Income (Expenses)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Interest expense	$(433)	$(449)	$(873)	$(899)
Other income, net	530	492	850	835
Interest Expense and Other Income, Net
Interest expense and Other income, net remained relatively flat during the three and six months ended June 30, 2019 compared to the same period a year ago.
Liquidity and Capital Resources

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(in thousands)
Cash flow provided by (used in) operating activities	$18,763	$(2,546)	$23,882	$(763)
Cash flow used in investing activities	(8,093)	(7,657)	(24,685)	(7,230)
Cash flow provided by financing activities	5,197	2,527	17,717	5,332
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$15,977	$(7,761)	$17,129	$(2,838)
As of June 30, 2019, our cash, cash equivalents and marketable securities totaled $137.6 million. To date, we have financed our operations primarily through the proceeds of our initial public offering, private placements of equity, debt that was settled in equity and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses in the future. As a result, we may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility and the ability to offer and sell securities pursuant to our shelf registration statement will be sufficient to fund our operations for at least the next twelve months.
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

Pursuant to the credit facility, a letter of credit totaling $500,000 was outstanding at June 30, 2019. This letter of credit, which reduces the availability under the credit facility, was issued as a maintenance deposit for an office lease. The letter of credit expires every year but has a feature that automatically renews the term for an additional year with an ultimate expiration date of February 28, 2030.
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
Operating Activities
For the three months ended June 30, 2019, cash provided by operating activities was $18.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $8.3 million, adjusted for non-cash charges of $1.0 million for depreciation and amortization of our property and equipment and intangible assets, $8.5 million of stock-based compensation expense, and a $17.4 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.1 million decrease in accounts receivable, a $8.3 million increase in deferred revenue, a $9.0 million increase in accrued expenses and other liabilities and a $1.2 million increase in accounts payable partially offset by a $3.8 million increase in deferred commissions. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The decrease in accounts receivable and the increases in accounts payable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the three months ended June 30, 2018, cash used in operating activities was $2.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $21.8 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets, $10.5 million of stock-based compensation expense (including $3.6 million pursuant to a separation agreement with our former CEO), and a $7.8 million net change in operating assets and liabilities. Included in our net loss during the second quarter of 2018 was a $6.6 million cash payment made to our former CEO pursuant to a separation agreement. The primary drivers of the changes in operating assets and liabilities were a $8.7 million increase in deferred revenue, a $4.5 million increase in accrued expenses and other liabilities partially offset by a $2.0 million increase in deferred commissions, a $2.0 million increase in prepaid expenses and a $1.3 million decrease in accounts payable. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. Deferred commissions increased primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increase in accrued expenses and other liabilities and decrease in accounts payable were primarily attributable to the timing of our cash payments. The increase in prepaid expenses was attributable primarily to an upfront payment for our annual user conference.

For the six months ended June 30, 2019, cash provided by operating activities was $23.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $15.8 million, adjusted for non-cash charges of $1.9 million for depreciation and amortization of our property and equipment and intangible assets, $16.7 million of stock-based compensation expense, and a $21.2 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $10.3 million increase in deferred revenue, a $4.4 million increase in accrued expenses and other liabilities, and a $18.0 million decrease in accounts receivable partially offset by a $5.9 million increase in deferred commissions, a $3.5 million increase in prepaid expenses and a $1.4 million increase in other assets. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in deferred commissions was primarily due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increase in accrued expenses and other liabilities and decrease in accounts receivable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increases in other assets and prepaid expenses was attributable primarily to timing of payments relating to cloud infrastructure services and our annual user conference.
For the six months ended June 30, 2018, cash used in operating activities was $0.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $31.4 million, adjusted for non-cash charges of $1.7 million for depreciation and amortization of our property and equipment and intangible assets, $16.4 million of stock-based compensation expense (including $3.6 million pursuant to a separation agreement with our former CEO), and a $12.3 million net change in operating assets and liabilities. Included in our net loss during the six months ended June 30, 2018 was a $6.6 million cash payment made to our former CEO pursuant to a separation agreement. The primary drivers of the changes in operating assets and liabilities were a $6.4 million increase in deferred revenue, a $3.7 million increase in accrued expenses and other liabilities, a $1.4 million increase in accounts payable and a $6.3 million decrease in accounts receivable partially offset by a $3.7 million increase in deferred commissions and a $1.8 million increase in prepaid expenses. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in deferred commissions was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increases in accounts payable and accrued expenses and other liabilities and decrease in accounts receivable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was attributable primarily to an upfront payment for our annual user conference.
Investing Activities
Cash used in investing activities of $8.1 million for the three months ended June 30, 2019 was due primarily to $18.6 million in purchases of marketable securities, $0.5 million of capital expenditures and $0.6 million in purchases of intangible assets partially offset by $11.5 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our workforce.
Cash used in investing activities of $7.7 million for the three months ended June 30, 2018 was due primarily to $11.3 million in purchases of marketable securities partially offset by proceeds of $3.9 million from maturities of marketable securities.
Cash used in investing activities of $24.7 million for the six months ended June 30, 2019 was due primarily to $40.7 million in purchases of marketable securities, $2.2 million in capital expenditures and $0.7 million in purchases of intangible assets partially offset by proceeds of $18.9 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer and technology purchases in support of expanding our workforce.

Cash used in investing activities of $7.2 million for the six months ended June 30, 2018 was due primarily to $11.3 million in purchases of marketable securities partially offset by proceeds of $4.4 million from maturities of marketable securities.
Financing Activities
Cash provided by financing activities of $5.2 million for the three months ended June 30, 2019 was due primarily to $5.5 million in proceeds from option exercises.
Cash provided by financing activities of $2.5 million for the three months ended June 30, 2018 was due primarily to $3.3 million in proceeds from option exercises partially offset by $0.5 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.3 million in payments on capital lease and financing obligations.
Cash provided by financing activities of $17.7 million for the six months ended June 30, 2019 was due primarily to $16.6 million in proceeds from option exercises and $2.1 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $0.4 million in taxes paid related to the net share settlements of stock-based compensation awards and $0.6 million in payments on financing obligations.
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
Contractual Obligations and Commitments
In June 2019, we entered into certain non-cancelable agreements with third-party providers for our use of cloud services in the ordinary course of business. Under these agreements, we are committed to purchase $0.9 million in fiscal year 2019, $1.7 million in fiscal year 2020, $1.7 million in fiscal year 2021, and $0.9 million in fiscal year 2022. Other than these cloud services purchase commitments, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019.
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

During the six months ended June 30, 2019, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019.
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

Item 6. Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2019.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1