Form 10-Q
period 2019-09-30
WORKIVA INC
filed 2019-11-06
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR
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
(888) 275-3125
(Registrant's telephone number, including area code)
___________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $.001	WK	New York Stock Exchange
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 4, 2019, there were approximately 37,820,028 shares of the registrant's Class A common stock and 8,640,596 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.  Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2019	As of December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$389,124	$77,584
Marketable securities	95,644	20,764
Accounts receivable, net of allowance for doubtful accounts of $890 and $956 at September 30, 2019 and December 31, 2018, respectively	43,590	65,107
Deferred commissions	12,740	8,178
Other receivables	1,651	1,181
Prepaid expenses	8,148	4,417
Total current assets	550,897	177,231

Property and equipment, net	40,292	41,468
Operating lease right-of-use assets	15,917	—
Deferred commissions, non-current	13,940	10,569
Intangible assets, net	1,795	1,266
Other assets	3,920	577
Total assets	$626,761	$231,111

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of September 30, 2019	As of December 31, 2018
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,895	$5,461
Accrued expenses and other current liabilities	47,302	36,353
Deferred revenue	156,352	148,545
Current portion of financing obligations	1,295	1,222
Total current liabilities	209,844	191,581

Convertible senior notes, net	278,422	—
Deferred revenue, non-current	31,467	25,171
Other long-term liabilities	1,387	6,891
Operating lease liabilities, non-current	19,273	—
Financing obligations, non-current	16,234	17,208
Total liabilities	556,627	240,851

Stockholders’ equity (deficit)
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 37,780,966 and 34,498,391 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	38	34
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 8,640,596 and 9,545,596 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	9	10
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	408,656	297,145
Accumulated deficit	(338,863)	(307,027)
Accumulated other comprehensive income	294	98
Total stockholders’ equity (deficit)	70,134	(9,740)
Total liabilities and stockholders’ equity (deficit)	$626,761	$231,111

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Subscription and support	$63,022	$51,306	$179,617	$146,613
Professional services	11,157	9,567	38,009	33,296
Total revenue	74,179	60,873	217,626	179,909
Cost of revenue
Subscription and support	10,924	8,139	30,935	25,578
Professional services	10,827	7,520	31,029	22,888
Total cost of revenue	21,751	15,659	61,964	48,466
Gross profit	52,428	45,214	155,662	131,443
Operating expenses
Research and development	22,899	19,984	66,705	60,829
Sales and marketing	32,990	24,068	86,568	67,326
General and administrative	12,017	11,864	33,626	45,286
Total operating expenses	67,906	55,916	186,899	173,441
Loss from operations	(15,478)	(10,702)	(31,237)	(41,998)
Interest income	1,460	341	2,593	843
Interest expense	(1,959)	(448)	(2,832)	(1,347)
Other income (expense), net	24	(138)	(259)	195
Loss before provision for income taxes	(15,953)	(10,947)	(31,735)	(42,307)
Provision for income taxes	98	17	101	43
Net loss	$(16,051)	$(10,964)	(31,836)	(42,350)
Net loss per common share:
Basic and diluted	$(0.34)	$(0.25)	$(0.69)	$(0.98)
Weighted-average common shares outstanding - basic and diluted	46,731,663	43,973,428	46,048,037	43,359,939

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(16,051)	$(10,964)	$(31,836)	$(42,350)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of income tax expense of $11 and $5 for the three months ended September 30, 2019 and 2018, respectively, and net of income tax expense of $16 and $5 for the nine months ended September 30, 2019 and 2018, respectively	19	(10)	34	21
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (expense) of $(10) and $1 for the three months ended September 30, 2019 and 2018, respectively, and net of income tax benefit (expense) of $(51) and $1 for the nine months ended September 30, 2019 and 2018, respectively	43	22	162	(6)
Other comprehensive income, net of tax	62	12	196	15
Comprehensive loss	$(15,989)	$(10,952)	$(31,640)	$(42,335)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands) (unaudited)
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Stock-based compensation expense	—	—	8,193	—	—	8,193
Issuance of common stock upon exercise of stock options	961	1	11,054	—	—	11,055
Issuance of common stock under employee stock purchase plan	101	—	2,149	—	—	2,149
Issuance of restricted stock units	25	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Net loss	—	—	—	—	(7,463)	(7,463)
Other comprehensive income	—	—	—	52	—	52
Balances at March 31, 2019	45,121	$45	$318,151	$150	$(314,490)	$3,856
Stock-based compensation expense	—	—	8,513	—	—	8,513
Issuance of common stock upon exercise of stock options	455	1	5,497	—	—	5,498
Issuance of restricted stock units	323	—	—	—	—	—
Net loss	—	—	—	—	(8,322)	(8,322)
Other comprehensive income	—	—	—	82	—	82
Balances at June 30, 2019	45,899	$46	$332,161	$232	$(322,812)	$9,627
Stock-based compensation expense	—	—	9,223	—	—	9,223
Issuance of common stock upon exercise of stock options	401	1	5,939	—	—	5,940
Issuance of common stock under employee stock purchase plan	87	—	2,773	—	—	2,773
Issuance of restricted stock units	35	—	—	—	—	—
Equity component of convertible senior notes, net	—	—	58,560	—	—	58,560
Net loss	—	—	—	—	(16,051)	(16,051)
Other comprehensive income	—	—	—	62	—	62
Balances at September 30, 2019	46,422	$47	$408,656	$294	$(338,863)	$70,134

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(continued)
(in thousands) (unaudited)
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2017	42,369	$42	$248,289	$72	$(265,337)	$(16,934)
Cumulative-effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	—	8,381	8,381
Stock-based compensation expense	—	—	5,905	—	—	5,905
Issuance of common stock upon exercise of stock options	296	1	3,075	—	—	3,076
Issuance of common stock under employee stock purchase plan	80	—	1,370	—	—	1,370
Issuance of restricted stock units	9	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(61)	—	(1,342)	—	—	(1,342)
Net loss	—	—	—	—	(9,618)	(9,618)
Other comprehensive loss	—	—	—	(56)	—	(56)
Balances at March 31, 2018	42,693	$43	$257,297	$16	$(266,574)	$(9,218)
Stock-based compensation expense	—	—	10,465	—	—	10,465
Issuance of common stock upon exercise of stock options	328	—	3,317	—	—	3,317
Issuance of restricted stock units	64	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(23)	—	(519)	—	—	(519)
Net loss	—	—	—	—	(21,768)	(21,768)
Other comprehensive income	—	—	—	59	—	59
Balances at June 30, 2018	43,062	$43	$270,560	$75	$(288,342)	$(17,664)
Stock-based compensation expense	—	—	6,949	—	—	6,949
Issuance of common stock upon exercise of stock options	635	1	7,533	—	—	7,534
Issuance of common stock under employee stock purchase plan	99	—	1,846	—	—	1,846
Issuance of restricted stock units	4	—	—	—	—	—
Net loss	—	—	—	—	(10,964)	(10,964)
Other comprehensive income	—	—	—	12	—	12
Balances at September 30, 2018	43,800	$44	$286,888	$87	$(299,306)	$(12,287)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(16,051)	$(10,964)	$(31,836)	$(42,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,058	1,133	2,932	2,881
Stock-based compensation expense	9,223	6,949	25,929	23,319
(Recovery of) provision for doubtful accounts	(104)	128	(58)	311
Amortization (accretion) of premiums and discounts on marketable securities, net	15	(66)	(89)	(63)
Amortization of debt discount and issuance costs	1,083	—	1,083	—
Deferred income tax	(21)	(4)	(67)	(4)
Changes in assets and liabilities:
Accounts receivable	3,579	(1,691)	21,530	4,615
Deferred commissions	(2,106)	(1,939)	(7,968)	(5,608)
Operating lease right-of-use asset	581	—	1,805	—
Other receivables	(417)	(591)	(470)	(416)
Prepaid expenses and other	(191)	2,501	(3,737)	712
Other assets	(943)	(389)	(2,349)	(557)
Accounts payable	516	616	160	1,999
Deferred revenue	3,830	8,630	14,112	15,032
Operating lease liability	(758)	—	(2,226)	—
Accrued expenses and other liabilities	5,403	3,269	9,828	6,948
Net cash provided by operating activities	4,697	7,582	28,579	6,819

Cash flows from investing activities
Purchase of property and equipment	(663)	(523)	(2,860)	(742)
Purchase of marketable securities	(54,749)	(6,441)	(95,466)	(17,724)
Sale of marketable securities	498	—	498	—
Maturities of marketable securities	1,500	4,600	20,390	9,000
Purchase of intangible assets	(51)	(46)	(712)	(174)
Other investments	(1,000)	—	(1,000)	—
Net cash used in investing activities	(54,465)	(2,410)	(79,150)	(9,640)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Cash flows from financing activities
Proceeds from option exercises	5,940	7,534	22,493	13,927
Taxes paid related to net share settlements of stock-based compensation awards	—	—	(390)	(1,861)
Proceeds from shares issued in connection with employee stock purchase plan	2,773	1,846	4,922	3,216
Proceeds from the issuance of convertible senior notes, net of issuance costs	335,899	—	335,899	—
Principal payments on capital lease and financing obligations	(306)	(287)	(901)	(879)
Proceeds from government grants	—	—	—	22
Net cash provided by financing activities	344,306	9,093	362,023	14,425
Effect of foreign exchange rates on cash	(127)	83	88	(94)

Net increase in cash and cash equivalents	294,411	14,348	311,540	11,510
Cash and cash equivalents at beginning of period	94,713	57,495	77,584	60,333
Cash and cash equivalents at end of period	$389,124	$71,843	$389,124	$71,843

Supplemental cash flow disclosure
Cash paid for interest	$408	$436	$1,294	$1,304
Cash paid for income taxes, net of refunds	$80	$—	$341	$56

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$1,153	$—	$1,280
Purchases of property and equipment, accrued but not paid	$—	$105	$—	$105
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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the allowance for doubtful accounts, the determination of the relative selling prices of our services, the measurement of material rights, health insurance claims incurred but not yet reported, valuation of available-for-sale marketable securities, useful lives of deferred contract costs, intangible assets and property and equipment, income taxes, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability and equity components of the convertible senior notes, and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our condensed consolidated balance sheets. We currently have no finance leases.
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

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements (with the exception of short-term leases).
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
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Accrued vacation	$8,095	$6,906
Accrued commissions	4,574	7,265
Accrued bonuses	11,348	5,643
Estimated health insurance claims	1,150	1,100
ESPP employee contributions	2,026	2,156
Customer deposits	10,814	7,395
Operating lease liabilities	2,827	—
Accrued other liabilities	6,468	5,888
	$47,302	$36,353

3. Cash Equivalents and Marketable Securities
At September 30, 2019, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$368,634	$—	$—	$368,634
U.S. treasury debt securities	10,284	2	(1)	10,285
U.S. corporate debt securities	85,216	148	(5)	85,359
	$464,134	$150	$(6)	$464,278
Included in cash and cash equivalents	$368,634	$—	$—	$368,634
Included in marketable securities	$95,500	$150	$(6)	$95,644

At December 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$52,068	$—	$—	$52,068
Commercial paper	7,448	—	—	7,448
U.S. treasury debt securities	2,494	—	(1)	2,493
U.S. corporate debt securities	10,890	—	(67)	10,823
	$72,900	$—	$(68)	$72,832
Included in cash and cash equivalents	$52,068	$—	$—	$52,068
Included in marketable securities	$20,832	$—	$(68)	$20,764
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2019
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$6,339	$(1)	$—	$—
U.S. corporate debt securities	7,691	(3)	3,000	(2)
Total	$14,030	$(4)	$3,000	$(2)
We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of September 30, 2019 to hold these investments until the cost basis is recovered.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2019, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2019			Fair Value Measurements as of December 31, 2018
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$368,634	$368,634	$—	$52,068	$52,068	$—
Commercial paper	—	—	—	7,448	—	7,448
U.S. treasury debt securities	10,285	—	10,285	2,493	—	2,493
U.S. corporate debt securities	85,359	—	85,359	10,823	—	10,823
	$464,278	$368,634	$95,644	$72,832	$52,068	$20,764

Included in cash and cash equivalents	$368,634			$52,068
Included in marketable securities	$95,644			$20,764

Convertible Senior Notes
As of September 30, 2019, the fair value of our convertible senior notes was $314.2 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 6 to the condensed consolidated financial statements for more information.

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
The components of lease expense were as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$837	$2,600
Short-term lease cost	347	885
Variable lease cost	259	691
	$1,443	$4,176
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,031	$3,111
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2,033

Other supplemental information related to leases was as follows:

As of September 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	7.9
Weighted Average Discount Rate
Operating leases	5.7%

As of September 30, 2019, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
Remainder of 2019	$910
2020	4,153
2021	4,237
2022	3,872
2023	3,540
Thereafter	11,255
Total minimum lease payments	27,967
Less: Amount representing interest	(5,867)
Total	$22,100
As of September 30, 2019, we did not have additional operating or financing leases that had not yet commenced.
6. Debt
Other Long-Term Debt
In August 2014, we entered into a credit facility with Silicon Valley Bank, which provided us with a revolving line of credit. Under the agreement, we could borrow up to $15.0 million with interest accrued at the bank's prime lending rate. In August 2019,we terminated our credit facility with Silicon Valley Bank. No amounts were outstanding at the time of termination.
Convertible Senior Notes
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including the exercise in full by the initial purchasers of their option to purchase an additional $45.0 million principal amount (the “Notes”). The Notes were issued pursuant to an indenture and are senior, unsecured obligations of the Company. The Notes bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
The initial conversion rate is 12.4756 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $80.16 per share, subject to adjustment upon the occurrence of specified events. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding May 15, 2026 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of our Class A common stock, par value $0.001 per share (which we refer to in this offering memorandum as our “Class A common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five consecutive business day period immediately following any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on each such trading day;
•if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events as set forth in the indenture.
On or after May 15, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.
Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture. It is our current intent to settle conversions through a combination settlement of cash and shares of our Class A common stock with a specified dollar amount per $1,000 principal amount of Notes of $1,000.
If we undergo a fundamental change (as defined in the indenture), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be. During the three months ended September 30, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended September 30, 2019 and are classified as long-term debt on our condensed consolidated balance sheets.
We may not redeem the Notes prior to August 21, 2023. We may redeem for cash all or any portion of the Notes, at our option, on or after August 21, 2023 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability components from the par value of the Notes. The difference represents the debt discount that is amortized to interest expense at an effective interest rate of 4.3% over the term of the Notes. The carrying amount of the equity component was $60.1 million and is recorded in additional paid-in-capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the issuance costs related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $7.5 million. The issuance costs allocated to the liability component are amortized to interest expense under the effective interest rate method over the contractual term of the Notes. Issuance costs attributable to the equity component of the Notes were $1.6 million and are netted against the equity components representing the conversion option in additional paid-in capital.
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

September 30, 2019
Liability component:
Principal	$345,000
Unamortized discount	(59,184)
Unamortized issuance costs	(7,394)
Net carrying amount	$278,422

Equity component, net of purchase discounts and issuance costs	$58,560
Interest expense related to the Notes is as follows (in thousands):

Three and Nine Months Ended September 30, 2019
Contractual interest expense	$468
Amortization of debt discount	963
Amortization of issuance costs	120
Total interest expense	$1,551

7. Commitments and Contingencies
Other Purchase Commitments
During 2019, we entered into certain non-cancelable agreements with third-party providers for our use of cloud services in the ordinary course of business. Under these agreements, we are committed to purchase $18,000 in fiscal year 2019, $1.2 million in fiscal year 2020, $2.3 million in fiscal year 2021, and $1.2 million in fiscal year 2022.
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
As of September 30, 2019, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
As of September 30, 2019, 2,295,587 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of September 30, 2019, 4,632,233 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of revenue
Subscription and support	$386	$161	$1,142	$560
Professional services	456	153	1,296	449
Operating expenses
Research and development	2,265	1,624	6,016	4,140
Sales and marketing	2,203	1,397	6,199	3,950
General and administrative	3,913	3,614	11,276	14,220
Total	$9,223	$6,949	$25,929	$23,319

Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2018	6,400,175	$13.65	6.1	$142,340
Granted	—	—
Forfeited	(40,203)	16.79
Exercised	(1,817,243)	12.38
Outstanding at September 30, 2019	4,542,729	$14.13	5.7	$134,913

Exercisable at September 30, 2019	3,786,843	$13.57	5.4	$114,571
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $69.6 million and $22.1 million, respectively.
No options were granted during the nine months ended September 30, 2019 and 2018. The total fair value of options vested during the nine months ended September 30, 2019 and 2018 was approximately $5.0 million and $10.3 million, respectively. Total unrecognized compensation expense of $4.5 million related to options will be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the nine months ended September 30, 2019 and 2018 was approximately $7.3 million and $7.2 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2018	2,359,261	$23.95
Granted	906,173	43.40
Forfeited	(62,767)	28.56
Vested(1)	(358,511)	20.35
Unvested at September 30, 2019	2,844,156	$30.50
(1) During the nine months ended September 30, 2019, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 250,750 shares had elected to defer settlement of the vested restricted stock units and 274,079 shares were released from deferral. This resulted in total deferred units of 531,292 as of September 30, 2019.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At September 30, 2019, there was approximately $58.3 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.
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
The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Nine months ended September 30,
	2019	2018
Expected term (in years)	0.5	0.5
Risk-free interest rate	1.9% - 2.6%	1.8% - 2.4%
Expected volatility	35.2% - 48.6%	22.2% - 36.4%
During the nine months ended September 30, 2019, 188,390 shares of common stock were purchased under the ESPP at a weighted-average price of $26.13 per share, resulting in cash proceeds of $4.9 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At September 30, 2019, there was approximately $681,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

9. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands). Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on total revenue.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Information technology	$9,734	$7,698	$28,897	$22,843
Consumer discretionary	8,324	7,248	24,632	20,918
Industrials	8,190	6,890	24,194	20,706
Diversified financials	8,570	6,847	24,271	20,198
Banks	7,476	6,044	21,099	17,628
Healthcare	6,949	5,347	20,463	15,786
Energy	5,515	4,805	16,605	14,303
Other	19,421	15,994	57,465	47,527
Total revenues	$74,179	$60,873	$217,626	$179,909
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Subscription and support	$63,022	$51,306	$179,617	$146,613
XBRL professional services	7,767	6,312	28,699	23,080
Other services	3,390	3,255	9,310	10,216
Total revenues	$74,179	$60,873	$217,626	$179,909
Deferred Revenue
We recognized $59.0 million and $47.2 million of revenue during the three months ended September 30, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $114.4 million and $93.9 million of revenue during the nine months ended September 30, 2019 and 2018, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2019, we expect revenue of approximately $212.9 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $162.6 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

10. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including convertible senior notes, outstanding stock options, stock related to unvested restricted stock units, and common stock issuable pursuant to the ESPP to the extent dilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2019		September 30, 2018
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(12,978)	$(3,073)	$(8,532)	$(2,432)

Denominator
Weighted-average common shares outstanding - basic and diluted	37,785,850	8,945,813	34,221,118	9,752,310
Basic and diluted net loss per share	$(0.34)	$(0.34)	$(0.25)	$(0.25)

	Nine months ended
	September 30, 2019		September 30, 2018
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(25,422)	$(6,414)	$(32,616)	$(9,734)

Denominator
Weighted-average common shares outstanding - basic and diluted	36,771,232	9,276,805	33,393,426	9,966,513
Basic and diluted net loss per share	$(0.69)	$(0.69)	$(0.98)	$(0.98)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2019	September 30, 2018
Shares subject to outstanding common stock options	4,542,729	6,693,724
Shares subject to unvested restricted stock units	3,375,448	2,215,129
Shares issuable pursuant to the ESPP	77,788	108,929

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
Overview
Workiva is a leading provider of cloud-based solutions for connected reporting and compliance. Our platform, Wdesk, is used by thousands of public and private companies, government agencies and higher-education institutions. Wdesk offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Wdesk users are able to combine narrative with their data, which greatly improves insight in their financial, regulatory and management reporting processes. As of September 30, 2019, 3,454 organizations, including more than 75% of Fortune 500® companies, subscribed to our Wdesk platform.(1)
(1) Claim not confirmed by FORTUNE or Fortune Media IP Limited. FORTUNE® and FORTUNE 500® are registered trademarks of Fortune Media IP Limited and are used under license. FORTUNE and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Workiva Inc.
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
We market our solutions under six broad categories: SEC Reporting, Management Reporting, Integrated Risk, Capital Markets, Global Statutory Reporting, and Regulated Reporting. Within those categories, Workiva offers the following solutions: SEC Reporting, SEDAR Reporting, Financial Reporting, Connected Financials, Management Reporting, Audit Management, Controls Management, Enterprise Risk Management, Policies and Procedures, Capital Markets, Prospectus Fund, Shareholder Reports, Insurance Statutory Reporting, Insurance Prospectus, CAFR/AFR, Stress Testing, Living Will, Tax Reporting, CASS Compliance, Global Statutory Reporting, and IFRS 17.
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
Our integrated platform, subscription-based model and exceptional customer support have contributed to a low rate of customer turnover while achieving strong revenue growth. Our subscription and support revenue retention rate was 94.5% (excluding add-on seats) for the twelve months ended September 30, 2019.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,512 at September 30, 2019 from 1,293 at September 30, 2018, an increase of 16.9%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $74.2 million and $217.6 million during the three and nine months ended September 30, 2019, respectively, from $60.9 million and $179.9 million during the three and nine months ended September 30, 2018, respectively. We incurred net losses of $16.1 million and $31.8 million during the three and nine months ended September 30, 2019, respectively, compared to $11.0 million and $42.4 million during the three and nine months ended September 30, 2018, respectively.
Converting existing customer orders to a solution-based licensing model has contributed to the acceleration of growth in our subscription revenue year-to-date, and we expect it to continue to do so through the remainder of 2019. This conversion has also contributed to the improvement in our subscription and support revenue retention rate including add-ons for the same periods. We expect the benefit of this contribution to wane beginning in the last quarter of 2019. Accordingly, we will need to find new sources of revenue to sustain our growth rate beyond 2019. To maintain our revenue growth for the longer term, we have been accelerating our investments in talent, processes and technology, particularly for expansion in EMEA, integrated risk, statutory reporting and Wdata. If these investments do not meet our expectations, we may be unable to sustain our revenue growth rate. We expect these investments to increase operating losses in absolute terms and as a percentage of revenue at least through the fourth quarter of 2019, ahead of any incremental revenue contribution they may generate after 2019.
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

Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Financial metrics
Total revenue	$74,179	$60,873	$217,626	$179,909
Percentage increase in total revenue	21.9%	16.9%	21.0%	17.3%
Subscription and support revenue	$63,022	$51,306	$179,617	$146,613
Percentage increase in subscription and support revenue	22.8%	18.7%	22.5%	18.5%
Subscription and support as a percent of total revenue	85.0%	84.3%	82.5%	81.5%

	As of September 30,
	2019	2018
Operating metrics
Number of customers	3,454	3,289
Subscription and support revenue retention rate	94.5%	95.9%
Subscription and support revenue retention rate including add-ons	112.8%	104.7%
Number of customers with annual contract value $100k+	611	398
Number of customers with annual contract value $150k+	261	173
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
Our subscription and support revenue retention rate was 94.5% as of September 30, 2019, down slightly compared to the rate as of September 30, 2018. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service.
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

Our subscription and support revenue retention rate including add-ons was 112.8% as of the quarter ended September 30, 2019, up from 104.7% as of September 30, 2018.
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
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2019 and 2018, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(in thousands)
Revenue
Subscription and support	$63,022	$51,306	$179,617	$146,613
Professional services	11,157	9,567	38,009	33,296
Total revenue	74,179	60,873	217,626	179,909
Cost of revenue
Subscription and support(1)	10,924	8,139	30,935	25,578
Professional services(1)	10,827	7,520	31,029	22,888
Total cost of revenue	21,751	15,659	61,964	48,466
Gross profit	52,428	45,214	155,662	131,443
Operating expenses
Research and development(1)	22,899	19,984	66,705	60,829
Sales and marketing(1)	32,990	24,068	86,568	67,326
General and administrative(1)	12,017	11,864	33,626	45,286
Total operating expenses	67,906	55,916	186,899	173,441
Loss from operations	(15,478)	(10,702)	(31,237)	(41,998)
Interest income	1,460	341	2,593	843
Interest expense	(1,959)	(448)	(2,832)	(1,347)
Other income and (expense), net	24	(138)	(259)	195
Loss before provision for income taxes	(15,953)	(10,947)	(31,735)	(42,307)
Provision for income taxes	98	17	101	43
Net loss	$(16,051)	$(10,964)	$(31,836)	$(42,350)
(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(in thousands)
Cost of revenue
Subscription and support	$386	$161	$1,142	$560
Professional services	456	153	1,296	449
Operating expenses
Research and development	2,265	1,624	6,016	4,140
Sales and marketing	2,203	1,397	6,199	3,950
General and administrative	3,913	3,614	11,276	14,220
Total stock-based compensation expense	$9,223	$6,949	$25,929	$23,319

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Subscription and support	85.0%	84.3%	82.5%	81.5%
Professional services	15.0	15.7	17.5	18.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.7	13.4	14.2	14.2
Professional services	14.6	12.4	14.3	12.7
Total cost of revenue	29.3	25.8	28.5	26.9
Gross profit	70.7	74.2	71.5	73.1
Operating expenses
Research and development	30.9	32.8	30.7	33.8
Sales and marketing	44.5	39.5	39.8	37.4
General and administrative	16.2	19.5	15.5	25.2
Total operating expenses	91.6	91.8	86.0	96.4
Loss from operations	(20.9)	(17.6)	(14.5)	(23.3)
Interest income	2.0	0.6	1.2	0.5
Interest expense	(2.6)	(0.7)	(1.3)	(0.7)
Other expense, net	—	(0.2)	(0.1)	0.1
Loss before provision for income taxes	(21.5)	(17.9)	(14.7)	(23.4)
Provision for income taxes	0.1	—	—	—
Net loss	(21.6)%	(17.9)%	(14.7)%	(23.4)%
Comparison of Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Revenue
Subscription and support	$63,022	$51,306	22.8%	$179,617	$146,613	22.5%
Professional services	$11,157	$9,567	16.6%	$38,009	$33,296	14.2%
Total revenue	$74,179	$60,873	21.9%	$217,626	$179,909	21.0%
Total revenue increased $13.3 million for the three months ended September 30, 2019 compared to the same quarter a year ago due primarily to a $11.7 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was attributable to strong demand for a broad range of solutions and the continued conversion of existing customer accounts to a solution-based licensing model. Additionally, professional services revenue increased $1.6 million due in part to $0.9 million in certain XBRL professional services that we do not expect to continue in the next quarter. The total number of our customers expanded 5.0% from September 30, 2018 to September 30, 2019.

Total revenue increased $37.7 million for the nine months ended September 30, 2019 compared to the same period a year ago due primarily to a $33.0 million increase in subscription and support revenue. Growth in professional services revenue was attributable primarily to an increase in XBRL tagging services. Professional services revenue increased at a slower rate than subscription and support revenue for the nine months ended September 30, 2019 compared to the same period a year ago. As our customers become familiar with our platform, they typically become more self sufficient and require fewer professional services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$10,924	$8,139	34.2%	$30,935	$25,578	20.9%
Professional services	10,827	7,520	44.0%	31,029	22,888	35.6%
Total cost of revenue	$21,751	$15,659	38.9%	$61,964	$48,466	27.9%
Cost of revenue increased $6.1 million during the three months ended September 30, 2019 compared to the same quarter a year ago due primarily to $4.0 million in higher cash-based compensation, benefits and travel costs due mostly to increased headcount, $0.5 million of additional stock-based compensation, a $0.7 million increase in consulting fees and $0.6 million rise in the cost of cloud-based software and infrastructure services. Continued investment in and support of our new platform and solutions drove increases in headcount, consulting fees and cloud computing costs.
Cost of revenue increased $13.5 million during the nine months ended September 30, 2019 compared to the same period a year ago, due primarily to an increase in cash-based compensation, benefits and travel costs of $8.6 million due mostly to higher headcount, $1.4 million of additional stock-based compensation, a $1.7 million increase in consulting fees and a $1.5 million rise in the cost of cloud-based software and infrastructure services to support our expanding customer base. The increases in headcount and consulting fees were the result of our continued investment in and support of our new platform and solutions.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Operating expenses
Research and development	$22,899	$19,984	14.6%	$66,705	$60,829	9.7%
Sales and marketing	32,990	24,068	37.1%	86,568	67,326	28.6%
General and administrative	12,017	11,864	1.3%	33,626	45,286	(25.7)%
Total operating expenses	$67,906	$55,916	21.4%	$186,899	$173,441	7.8%

Research and Development
Research and development expenses increased $2.9 million in the three months ended September 30, 2019 compared to the same quarter a year ago due primarily to $1.4 million in higher cash-based compensation and benefits, $0.6 million in additional stock-based compensation and a $0.7 million increase in the cost of cloud infrastructure services. We continue to dedicate resources to developing the next generation of Wdesk, which has resulted in an increased investment in research and development.
Research and development expenses increased $5.9 million in the nine months ended September 30, 2019 compared to the same period a year ago due primarily to higher cash-based compensation, benefits, and travel costs of $2.3 million, additional stock-based compensation of $1.9 million and a $1.7 million increase in the cost of cloud-based software and infrastructure services.
Sales and Marketing
Sales and marketing expenses increased $8.9 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due primarily to $6.3 million in higher cash-based compensation, benefits, travel costs, $0.8 million in additional stock-based compensation, a $0.9 million increase in the cost of marketing programs and a $0.7 million increase related to consulting and recruiting. Headcount in sales and marketing increased 25.5% in the quarter ended September 30, 2019 compared to the same quarter a year ago. We expect to continue to invest in sales and marketing employees for future revenue growth. The increase in the cost of marketing programs is due to increased partnership and international expansion activity as well as costs related to our annual user conference.
Sales and marketing expenses increased $19.2 million during the nine months ended September 30, 2019 compared to the same period a year ago due primarily to higher cash-based compensation, benefits, and travel costs of $13.9 million, additional stock-based compensation of $2.2 million, an increase in professional service fees of $1.2 million related to consulting and recruiting, and an increase in the cost of marketing programs of $1.4 million. The increase in marketing programs was due to increased partnership and international marketing activities as well as an increase in costs related to our annual user conference.
General and Administrative
General and administrative expenses remained relatively flat in the three months ended September 30, 2019 compared to the same quarter a year ago. General and administrative expense as a percentage of revenue improved to 16.2% in the latest quarter from 19.5% the same quarter last year due primarily to a reduction of expenses for executive compensation. We expect a higher level of executive compensation expense beginning in the fourth quarter as a result of hiring a chief operating officer and associated staff.
General and administrative expenses decreased $11.7 million during the nine months ended September 30, 2019 compared to the same period a year ago. This decrease was due primarily to $8.5 million in lower cash-based compensation, benefits and travel as well as a $3.2 million decrease in stock-based compensation.

Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Interest income	$1,460	$341	328.2%	$2,593	$843	207.6%
Interest expense	(1,959)	(448)	337.3%	(2,832)	(1,347)	110.2%
Other income and (expense), net	24	(138)	(117.4)%	(259)	195	(232.8)%
Interest Income, Interest Expense and Other Income and (Expense), Net
During the three months ended September 30, 2019, interest income increased $1.1 million compared to the same quarter a year ago due to increases in our investment accounts. Interest expense increased $1.5 million during the same time period because of the issuance of our senior convertible notes.
During the nine months ended September 30, 2019, interest income increased $1.8 million compared to the same quarter a year ago due to increases in our investment accounts. Interest expense increased $1.5 million during the same time period due to the issuance of our senior convertible notes.
Liquidity and Capital Resources

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(in thousands)
Cash flow provided by operating activities	$4,697	$7,582	$28,579	$6,819
Cash flow used in investing activities	(54,465)	(2,410)	(79,150)	(9,640)
Cash flow provided by financing activities	344,306	9,093	362,023	14,425
Net increase in cash and cash equivalents, net of impact of exchange rates	$294,411	$14,348	$311,540	$11,510
As of September 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $484.8 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses in the future, we believe that current cash and cash equivalents and cash flow from operating activities will be sufficient to fund our operations for at least the next twelve months. We also may choose to seek additional equity or debt financing.
In August 2014, we entered into a credit facility with Silicon Valley Bank, which provided us with a revolving line of credit. Under the agreement, we could borrow up to $15.0 million with interest accrued at the bank's prime lending rate. In August 2019, we terminated the credit facility with Silicon Valley Bank. No amounts were outstanding at the time of termination.
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
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026, including the exercise in full by the initial purchasers of their option to purchase an additional $45.0 million principal amount (the "Notes"). The Notes are senior, unsecured obligations and bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
Operating Activities
For the three months ended September 30, 2019, cash provided by operating activities was $4.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $16.1 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $9.2 million of stock-based compensation expense, $1.1 million for the amortization of our debt discount and issuance costs and a $9.5 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.6 million decrease in accounts receivable, a $3.8 million increase in deferred revenue, and a $5.4 million increase in accrued expenses and other liabilities partially offset by a $2.1 million increase in deferred commissions and a $0.9 million increase in other assets. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The decrease in accounts receivable and the increase in other assets were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in accrued expenses and other liabilities were attributable primarily to the timing of our payment of annual bonuses.
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

For the nine months ended September 30, 2019, cash provided by operating activities was $28.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $31.8 million, adjusted for non-cash charges of $2.9 million for depreciation and amortization of our property and equipment and intangible assets, $25.9 million of stock-based compensation expense, $1.1 million for amortization of our debt discount and issuance costs and a $30.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $14.1 million increase in deferred revenue, a $9.8 million increase in accrued expenses and other liabilities, a $21.5 million decrease in accounts receivable and a $1.8 million decrease in our operating right-of-use asset partially offset by a $8.0 million increase in deferred commissions, a $3.7 million increase in prepaid expenses and other, a $2.3 million increase in other assets and a $2.2 million decrease in our operating lease liability. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in deferred commissions was primarily due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increase in accrued expenses and other liabilities and decrease in accounts receivable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increases in other assets and prepaid expenses was attributable primarily to timing of payments relating to cloud infrastructure services and our annual user conference.
For the nine months ended September 30, 2018, cash used in operating activities was $6.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $42.4 million, adjusted for non-cash charges of $2.9 million for depreciation and amortization of our property and equipment and intangible assets, $23.3 million of stock-based compensation expense and a $22.7 million net change in operating assets and liabilities. Included in our net loss during the nine months ended September 30, 2018 was a $6.6 million cash payment made to our former CEO pursuant to a separation agreement. The primary drivers of the changes in operating assets and liabilities were a $15.0 million increase in deferred revenue, a $6.9 million increase in accrued expenses and other liabilities, a $2.0 million increase in accounts payable, a $4.6 million decrease in accounts receivable and a $0.7 million decrease in prepaid expenses partially offset by a $5.6 million increase in deferred commissions. Customer growth accounted for most of the increase in deferred revenue. The increase in deferred commissions was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increases in accounts payable and decrease in accounts receivable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increase in accrued expenses and other liabilities was attributable primarily to the timing of our payment of annual bonuses. The decrease in prepaid expenses was attributable primarily to timing of payments for our annual user conference.
Investing Activities
Cash used in investing activities of $54.5 million for the three months ended September 30, 2019 was due primarily to $54.7 million in purchases of marketable securities partially offset by $1.5 million from maturities of marketable securities.
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

Cash used in investing activities of $79.2 million for the nine months ended September 30, 2019 was due primarily to $95.5 million in purchases of marketable securities, $2.9 million in capital expenditures and $0.7 million in purchases of intangible assets partially offset by proceeds of $20.4 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer and technology purchases in support of expanding our workforce.
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
Financing Activities
Cash provided by financing activities of $344.3 million for the three months ended September 30, 2019 was due primarily to $335.9 million in proceeds from the issuance of our senior convertible notes, $5.9 million in proceeds from option exercises and $2.8 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash provided by financing activities of $9.1 million for the three months ended September 30, 2018 was due primarily to $7.5 million in proceeds from option exercises and $1.8 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash provided by financing activities of $362.0 million for the nine months ended September 30, 2019 was due primarily to $335.9 million in proceeds from the issuance of our senior convertible notes, $22.5 million in proceeds from option exercises and $4.9 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $0.9 million in payments on financing obligations.
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
Contractual Obligations and Commitments
During 2019, we entered into certain non-cancelable agreements with third-party providers for our use of cloud services in the ordinary course of business.
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2026 (the "2026 Notes"). The 2026 Notes will mature on August 15, 2026, unless earlier redeemed, repurchased or converted.
During 2019, we entered into certain non-cancelable agreements with third-party providers for our use of cloud services in the ordinary course of business. Under these agreements, we are committed to purchase $18,000 in fiscal year 2019, $1.2 million in fiscal year 2020, $2.3 million in fiscal year 2021, and $1.2 million in fiscal year 2022.
Other than the convertible senior notes and cloud services purchase commitments, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019.

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
During the nine months ended September 30, 2019, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 20, 2019.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the items described below, our exposures to market risk have not changed materially since December 31, 2018.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $484.8 million as of September 30, 2019. The cash, cash equivalents and marketable securities are held for working capital purposes, including the acquisition of, or investment in, complementary products, technologies, assets, solutions, or businesses. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100 basis points in interest rates would have resulted in an $853,000 market value reduction in our investment portfolio as of September 30, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026. As these Notes have a fixed annual interest rate, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an ownership change within the meaning of Section 382 of the Code and the underlying regulations is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize the NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that either under prior regulations or other unforeseen reasons, our prior year NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
We have broad discretion to use the net proceeds from the offering of our convertible senior notes, which we may not use effectively.
We intend to use the net proceeds from our convertible note offering for working capital and other general corporate purposes, as well as the acquisition of, or investment in, complementary products, technologies, solutions, or businesses, although we currently have no commitments or agreements to enter into any such transactions. The net proceeds from that offering may be invested with a view towards long-term benefits for our stockholders and this may not increase our results of operations or market value. The failure by our management to apply those funds effectively may adversely affect our operations or business prospects.
The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our convertible senior notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of our convertible senior notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.
The conversion of some or all of our convertible senior notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the notes into shares of our Class A common stock could depress the price of our Class A common stock.
Certain provisions in the indenture governing the notes offered in our convertible note offering may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing our convertible senior notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes will require us to repurchase the notes for cash upon the occurrence of a fundamental change (as defined in the indenture governing the notes) of us and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, holders of the notes will have the right to require us to repurchase their notes for cash upon the occurrence of certain fundamental changes. Upon conversion of the notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The accounting method for convertible debt securities that may be settled in cash, such as our convertible senior notes, could have a material effect on our reported financial results.
Under FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options, (ASC 470-20), an entity must separately account for the liability and equity components of convertible debt instruments (such as our convertible senior notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the notes, which reduces their initial carrying value. The carrying value of the notes, net of the discount and issuance costs, will be accreted up to the principal amount of the notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and issuance costs and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount, and the effect of the conversion on diluted earnings per share is not antidilutive. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above or in our Annual Report on Form 10-K.
We and our subsidiaries may incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt, or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.
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

4.1
Indenture, dated August 16, 2019, between Workiva Inc. and U.S. Bank National Association (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16,2019).

4.2	Form of 1.125% Convertible Senior Note due 2026 (incorporated by reference from Exhibit A to the Indenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16, 2019).

10.1	Employment agreement, dated September 6, 2019, between the Company and Julie Iskow.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2019.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1