Form 10-K
period 2019-12-31
WORKIVA INC
filed 2020-02-20
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
2900 University Blvd Ames, IA 50010
(Address of principal executive offices and zip code)
(888) 275-3125
(Registrant’s telephone number, including area code)
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2019, based on the closing price of $58.09 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $2.1 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2020, there were approximately 38,298,548 shares of the registrant’s Class A common stock and 8,595,596 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2020. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I.
Item 1. Business
Overview
Workiva provides the world’s leading connected reporting and compliance platform, which is used by thousands of public and private companies, government agencies and higher-education institutions. The Workiva platform offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Our users can connect narrative with their data, which greatly improves insight into their financial, regulatory, management and compliance reports. As of December 31, 2019, 3,510 organizations, including nearly 75% of Fortune 500® companies, subscribed to our platform.
Wdata, the component of our platform that includes data integration and preparation, enables our customers to connect data from Enterprise Resource Planning (ERP), Governance Risk and Compliance (GRC) and Customer Relationship Management (CRM) platforms as well as other third-party cloud and on-premise systems. Once the data is connected in the Workiva platform, users can automate data and workflow updates, track every change and seamlessly collaborate with colleagues to create trusted reports and regulatory filings.
After users integrate their enterprise systems of record with our platform, many manual steps are removed, thereby improving data integrity throughout the entire reporting process. Wdata also enables a broader set of business users to explore complex data at scale and better manage data transformations in the office of the CFO.
Many organizations throughout the world are required to report business data to a variety of managers, regulators, boards and other stakeholders. However, these organizations often struggle to produce accurate and consistent information and reports because their ever-expanding volume of business data is typically stored in incompatible formats and spread across hundreds of different sources and locations. The stakes for enterprises are high: reporting incorrect, incomplete or untimely information increases the risks of poor decision-making, legal liability, reputational damage and a weakened competitive position.
By addressing these challenges, Workiva is changing the way people manage and report business data. Our platform enables our users to collect, aggregate and prepare their unstructured and structured data in an integrated, secure, cloud-based environment. Numbers, narrative, charts and graphics can be linked inside our platform, which becomes an organization’s central repository for critical data, providing a single source of truth. With linked data and a full audit trail, users can trust that their spreadsheets, text documents, charts and graphs, presentations, dashboards and reports in the Workiva platform are up-to-date and consistent, reducing the risk of reporting incorrect data or taking action based on erroneous information.
When our platform serves as a consolidated record of business data, our customers are able to eliminate many repetitive, manual and time-consuming tasks imposed by legacy software, giving them more time to perform value-added work. Technology features familiar to people as consumers – speed, access, accountability and real-time collaboration – are available at work with our platform, thereby enabling our users to become more efficient and flexible, which we believe leads to greater job satisfaction, employee retention and career opportunities.

Coworkers use our platform to create, review and publish data-linked documents and reports with greater control, consistency, accuracy and productivity than ever before. Users are able to collaborate in the same document simultaneously, which improves efficiency and version control. Our platform is flexible and scalable, so users can easily adapt it to define, automate and change their business processes in real time, which helps our users streamline and modernize legacy processes and methods.
With our platform’s data-linking capabilities, every change is automatically updated in all linked instances—including narrative and numbers—throughout customers’ spreadsheets, word-processing documents, charts and graphs, presentation decks and dashboards in our platform. Linking enables data consistency and ensures that collaborators are working with the most current data, which reduces operational costs related to tedious ticking and tying and gives our customers peace of mind that their data and reports are accurate and up-to-date.
Workiva provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. A complete record of data provenance and all changes helps our customers mitigate risk, gain insights and make better, data-driven decisions.
With permission controls in our platform, administrators can manage access at all levels for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, outside counsel and other consultants, which streamlines the review process and reduces expenses.
Workiva Technology
Our technology is enterprise-grade and developed to perform at scale, allowing users to work anytime from anywhere with an internet connection. Workiva utilizes Amazon Web Services and Google Cloud Platform, which enable us to scale our compute and storage capacity on demand. We can deploy incremental changes to our customers on a daily basis by employing a continuous delivery process supported by Agile software development methodologies. In addition, in order to keep our customers’ data secure, we have developed advanced data security protocols that augment the standard security of the Amazon and Google cloud services. Our architecture has scalability for global enterprises, as well as advantages in reliability and cloud delivery.
Platform Milestones
In March 2010, we released our first software solution, which focused on streamlining reporting to the U.S. Securities and Exchange Commission (SEC).
In March 2013, we launched a broader-based platform to respond to the growing demand from our customers to use Workiva for work beyond SEC reporting.
In September 2016, we released enhancements to our platform that included: new capabilities to our spreadsheet application, making it one of the largest and fastest spreadsheet applications in the cloud; more powerful, dynamic dashboards; advanced testing and workflow capabilities; and expanded data relationships for the Sarbanes-Oxley Act (SOX) and internal control teams.
In July 2017, we began offering our customers the ability to connect our platform with more than 100 cloud and on-premise applications. Integrating enterprise business systems with our platform enables customers to directly connect the datasets they need into a central hub of trusted data, with powerful linking, auditability and control features.
In June 2018, we expanded our platform with Wdata, which combines new data preparation capabilities with existing connectors and Application Programming Interfaces (APIs) to enable customers to more easily capture, enrich and connect large datasets to the Workiva platform.

In the summer of 2019, we began rolling out the next generation of our platform, which is faster and more scalable with dozens of new capabilities, including improved real-time collaboration, new data importers and exporters, multi-monitor support, drag and drop capabilities, better charts, Workspaces for teams, additional languages and currencies, an improved filing wizard and more ways to link data through Workiva Connected Sheets.
In September 2019, we announced additional Wdata functionality that enables customers to fully connect data from ERPs, GRC, and CRM platforms as well as other third-party, on-premise systems and cloud applications. Once the data is connected in the Workiva platform, users are able to create and manage sequences of tasks—known as chains—to automate workflows across on-premise or cloud data sources. Chains can be configured to automatically refresh data from multiple sources, and then push that data to spreadsheets, documents and presentations for connected reports. Wdata enables a broader set of business users to explore complex data at scale and better manage data transformations in the office of the CFO.
Markets and Use Cases
Although Workiva solutions are used for dozens of different use cases, we currently focus our sales and marketing resources in four areas: Regulatory Reporting, Non-Regulatory Reporting, Financial Services and Integrated Risk.
We distribute our software and services through field sales, inside sales and partnership channels. We focus on a “land-and-expand” strategy to acquire new customers and expand our existing customer relationships.
Our customer success, professional services and solution architect teams help our account managers build our existing customer relationships by providing advice on best practices that enable users to harness the full power of our platform.
Many of the largest and most demanding enterprises in the world are included in our broadly diversified customer base. Our largest customer represented less than 1% of our revenue in 2019. We believe that we have exceptional customer satisfaction, as evidenced by our subscription and support revenue retention rate of 94.7% (excluding add-on seats) as of December 2019. Our subscription and support revenue retention rate including add-ons was 113.0% as of December 2019.
We have experienced strong revenue growth since we released our first solution in March 2010. Our revenue increased from $207.9 million in 2017 to $297.9 million in 2019, representing a 20% compound annual growth rate. We incurred a net loss of $44.4 million in 2017, $50.1 million in 2018 and $48.1 million in 2019. Approximately 83% of our revenue in 2019 was derived from subscription and support fees, with the remainder from professional services.
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

Regulatory Requirements are Continually Changing. Legislation, such as SOX and the Dodd-Frank Act in the United States, and requirements in Europe for reporting with a Single Electronic Format (ESEF) taxonomy continue to drive complex reporting mandates. For example, SOX requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their internal controls over financial reporting. Increased scrutiny from the Public Company Accounting Oversight Board (PCAOB) on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance.
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
The U.S. federal government is beginning to mandate the use of open data standards for a variety of regulatory reports. Inline XBRL is a standard that embeds XBRL in financial statements, thus eliminating the need to file separate HTML and XBRL documents. The SEC has the following phased-in deadlines for Inline XBRL reporting (beginning with fiscal periods ending on or after): June 15, 2019 for large accelerated filers, June 15, 2020 for accelerated filers, and June 15, 2021 for all other smaller companies that are required to file reports with the SEC.
The demand for multi-document Inline XBRL filings increased in the Spring of 2019 when the SEC adopted rules to implement the FAST Act Modernization and Simplification of Regulation S-K, which requires Inline XBRL on the cover page of several SEC forms. Since the information on the cover and the financials in the filing itself may exist in different documents, creating multiple Inline XBRL documents within a single submission is necessary to comply with new SEC requirements.
In September 2019, the Financial Transparency Act (HR 4476) (FTA) was introduced to Congress. If enacted, the FTA would require the eight major U.S. financial regulatory agencies to adopt uniform, machine-readable data standards for the information they collect from regulated entities.

In December 2019, the Grant Reporting Efficiency and Agreements Transparency Act of 2019 (GREAT Act) was signed into law to modernize federal grant reporting by developing government-wide data standards for information reported by grant recipients. The Act applies to recipients of the more than $700 billion in annual financial assistance from the U.S. federal government.
Outside of the United States, there are 147 mandates for XBRL in 52 countries, and we expect its application to continue to grow. The SEC now requires Foreign Private Issuers (FPI) that prepare their financial statements in accordance with International Financial Reporting Standards (IFRS) to include XBRL tagging in their SEC filings. In addition, the European Securities and Markets Authority (ESMA) now mandates Inline XBRL for its ESEF taxonomy. More than 5,000 European Union (E.U.) issuers will be required to use this taxonomy for their annual financial reports, for periods ending on or after January 1, 2020.
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
Consumerization of Workplace Technology. Technical advancements in laptop computers, smart phones, tablets and wireless networks have enabled mobility across the enterprise. The rapid advancement of consumer applications, particularly social media, has raised expectations for enterprise technology as employees expect their workplace technology to achieve the same level of functionality, performance, cloud access, data integration and ease of use as the consumer technologies that permeate their daily lives.
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
Workiva Platform Benefits
Public and private companies across a wide range of industries, as well as government agencies and higher-education institutions, use the Workiva platform to help coworkers simultaneously create, review and publish data-linked documents and reports with greater speed, control and accuracy. Our platform component, Wdata, enables our customers to connect data from ERP, GRC and CRM platforms, as well as other third-party, on-premise systems and cloud applications. Once the data is connected in the Workiva platform, users are able to automate updates, track every change through a detailed audit trail and seamlessly collaborate with colleagues to create trusted reports and regulatory filings. A complete record of data provenance and all changes helps our customers save time, mitigate risk, gain insights and make better, data-driven decisions.
Benefits to Decision-Makers
Reduces Risk. Numbers, narrative, charts and graphics can be linked inside the Workiva platform, which becomes an organization’s central repository for business data or single source of truth. Managers can trust that Workiva spreadsheets, word documents, presentations, dashboards and reports are up-to-date and consistent, reducing the risk of reporting incorrect data or taking action based on erroneous information. In addition, our platform ensures that presentations and reports are published using the most recent business rules, formats and XBRL and Inline XBRL protocols where applicable.
Improves Data Transparency. Workiva provides accountability and transparency through a detailed audit trail that tracks every change made by every user over time. Decision-makers benefit from the ability to drill down into each discrete data point, which increases data transparency, accountability and trust that critical business data across an organization is verified and accurate.
Saves Time. With linked data in a single version – along with embedded tasks, comments and supporting documentation—Workiva helps our customers reduce or completely eliminate repetitive, manual tasks, giving teams more time for analysis and other value-added work.
Streamlines Reviews. With Workiva permission controls, administrators can grant access to their external auditors, outside counsel, and other consultants, which streamlines the review process and reduces expenses.
Better-Informed Decision-Making. People who use our platform know that they are working on the most current and accurate version, which helps our customers make quicker and better-informed decisions.

Benefits to Users
Ubiquitous Access. Users can access the Workiva platform through a secure, web-based interface any time and anywhere an internet connection is available. By providing flexible access to our platform, users can be productive from wherever and whenever they choose to work.
Faster Time to Value. The Workiva interface is familiar and intuitive so it can be easily deployed in days or weeks, enabling new users to make quick improvements to business data processes.
Better Collaboration. Our platform enables collaborators to draft and edit original work, assign and respond to tasks, make and resolve comments, track progress and certify sign-offs within the same document, spreadsheet, presentation or report at the same time from any location with internet access.
Higher Job Satisfaction. Workiva helps users reduce or completely eliminate repetitive, manual and time-consuming functions, thereby becoming more efficient and flexible, which we believe leads to greater job satisfaction, employee retention, cross-role training and career opportunities.
Transferable Job Skills. The ability to work in Workiva platform is increasingly being recognized as a transferable skill set desired by accounting, finance, compliance and operations teams. Workiva proficiency often appears in our users’ resumes and becomes an attractive consideration in promotions within an organization or by recruiters looking for professionals with advanced skills.
Growth Strategy
We continue to add new customers as well as add seats at existing customers for a wide range of use cases at public and private companies, as well as government agencies and higher-education institutions. In addition, customer demand for our platform continues to expand as we improve platform features and capabilities, including data integrations, and expand our ecosystem of customers and partners.
Core elements of our growth strategy
Generate Growth From Existing Customers. The Workiva platform can exhibit a powerful network effect within an organization that attracts additional users and more data. As more employees in an enterprise use our platform, additional opportunities for collaboration and automation drive demand among their colleagues. Expansion within current customers includes adding users for both existing solutions and new use cases. Our solution-based licensing model, which offers subscriptions by solution rather than by our previous seat-based model, makes it easier for customers to add colleagues to our platform and delivers more value to our customers.
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filings. In 2013, we began expanding into additional markets that were faced with managing large, complex processes with many contributors and disparate sets of business data. We currently sell to new customers in the areas of Regulatory Reporting, Non-Regulatory Reporting, Financial Services and Integrated Risk. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers in the U.S., Canada, Europe and Asia.

Expand our Partnership Ecosystem. Our ecosystem of partners extends our geographic reach, accelerates the usage and adoption of our platform, promotes thought leadership and enables more efficient delivery of professional services. We intend to expand and deepen our relationships with global and regional partners, including global consulting firms, systems integrators, large and mid-sized Independent Software Vendors (ISV) and implementation partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens our platform’s capabilities and promotes Workiva as part of the financial transformation projects they drive for their customers. Our technology partners enable powerful data and process integrations to help customers connect critical transactional systems directly to our platform, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Offer Solutions for Large Financial Transformations. We help companies support large financial transformations, which drives wider adoption of our platform. Our user management functionality and Workiva Workspaces give our customers a trusted environment for teams and enable our solution-based licensing model. These platform capabilities enable even larger teams to benefit from our core strengths: collaboration, control, accountability and data assurance.
Offer More Solutions. We intend to introduce new solutions to continue to meet growing demand for our platform. Our close and trusted relationships with our customers are often sources for new use cases, features and solutions. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability; a strong value proposition and a high return on investment for both Workiva and our customers. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. This vetting process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.
Close the Reporting Gap. Many organizations struggle to produce accurate and consistent data and reports because their business data is typically spread across hundreds of different sources and stored in ERP systems or other incompatible formats. When enterprises need to report their data, they often resort to exporting that data to legacy, disconnected spreadsheets that lack the control, auditability and transparency that is required for accurate reporting to board, regulators and other stakeholders. Workiva closes this data gap in the reporting process.
Continue to Innovate. We believe we are the first technology company to build an integrated, cloud-based platform that provides a secure ecosystem to manage structured and unstructured business data that spans data integrations, data collection and linking, controlled collaboration, process management, granular permissions, streamlined reporting and data-driven decision-making. Our research and development efforts are focused on improving our platform for broad use across all of our solutions and use cases.
Growth Vectors
In 2019, we began focusing our investments in key growth opportunities: EMEA expansion, global statutory reporting, integrated risk, Wdata and the U.S. federal government.
Expand Internationally. For the year ended December 31, 2019, we generated approximately 96% of our revenue in North America. However, the growth drivers for our solution are similar in other parts of the world, including the need to manage complex datasets, reduce errors and risk, improve efficiency and respond to regulatory requirements. In addition to the U.S., we market our platform and solutions to organizations in Canada, EMEA and parts of Asia. In 2020, we plan to continue to increase our sales and marketing presence in EMEA to target the following use cases:

•XBRL Tagging for Foreign Private Issuers. The SEC requires Foreign Private Issuers (FPI) that prepare their financial statements in accordance with International Financial Reporting Standards (IFRS) to include XBRL tagging in their SEC filings for fiscal periods ending on or after December 15, 2017.
•Inline XBRL for ESEF Taxonomy. The European Securities and Markets Authority (ESMA) now mandates Inline XBRL for its European Single Electronic Format (ESEF) taxonomy. More than 5,000 E.U. issuers will be required to use this taxonomy for their annual financial reports, ending on or after January 1, 2020.
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
•CASS Reporting. The Financial Conduct Authority, which regulates financial services firms and financial markets in the United Kingdom (U.K.), requires reporting under the Client Asset Sourcebook (CASS) rules for registered firms who hold or control client money or custody assets.
Expand Global Statutory Reporting. We also plan to accelerate our investments in global statutory reporting, which is a complex and painful process for our multinational customers that are required to report tax information throughout different countries and local jurisdictions where they do business. Our early go-to-market efforts have validated three important factors: demand for our solutions in this marketplace, our product fit, and the lack of significant competition — all of which are contributing to early sales activity.
Increase Adoption for Integrated Risk Solutions. We also plan to continue to invest in expanding our solution set in the integrated risk market. Part of this expansion is based on requests from our customers and prospects to go beyond SOX and audit to provide a broader integrated risk platform that supports general frameworks for internal controls, a wide variety of audit types, ERM, and policies and procedures.
Integrate More Systems of Record. Wdata, which includes data preparation tools along with data connectors and APIs, allows our customers to create direct connections to their data and bring much larger amounts of data into the Workiva platform. Direct integration removes manual steps in the reporting and analysis process after the data leaves our customers’ ERP and other data systems, and it enables data assurance throughout the entire reporting process with an immutable audit trail.
Most of our customers are worried about risk when reporting vast amounts of data from their systems of record, such as ERP, HCM, GRC and CRM systems, as well as specialized applications for financial consolidation, reconciliation and planning. To solve this universal problem, we continue to invest in Wdata to build more APIs and connectors to improve data integrations and automate downstream reports and analyses. With Wdata, our customers are able to seamlessly connect data between many of their systems and applications, resulting in accurate and transparent data for reporting and compliance.
Wdata enables our customers to integrate their systems and applications with our platform. With new capabilities – including automatic data updates and workflows, improved connectivity and risk and controls integration – we believe that Wdata is changing the way people work.

Expand Across U.S. Federal Government Agencies. In October of 2019, Workiva was authorized as a Moderate Impact Cloud Service Provider under the Federal Risk and Authorization Management Program (FedRAMP). Workiva achieved the Moderate authorization one year after receiving FedRAMP’s Low Impact status, signifying Workiva’s ongoing commitment to FedRAMP’s stringent cybersecurity requirements, which benefits all of our customers. Our higher level of authorization enables us to help federal agencies connect, control and report up to 80 percent of their information types, which are classified up to the moderate-impact level. In addition, many commercial enterprises, particularly those in regulated industries, consider FedRAMP the highest standard of security assessment, authorization and continuous monitoring for cloud software.
Workiva Platform Use Cases
Our platform enables customers to collect, link, manage, report and analyze business data for a wide range of use cases across public and private companies, government agencies and higher-education institutions. In addition, customer demand for a broader-based Workiva platform continues to expand as we improve features and capabilities and grow our ecosystem of partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of our platform, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to our platform, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
Although Workiva solutions are used for dozens of different use cases, we currently focus our sales and marketing resources in four areas: Regulatory Reporting, Non-Regulatory Reporting, Financial Services and Integrated Risk.
Regulatory Reporting
Changing regulations and mandates create complexity in regulatory and compliance reporting, which is often carried out by teams scattered across different departments and geographies within organizations. While we cannot predict future changes that could affect federal regulations, we expect demand for our platform to remain strong for its ability to improve transparency, accountability and insight into business and government data.
SEC and SEDAR Reporting. We developed our platform to give customers control over the entire SEC reporting process, from data collection to drafting to embedding supporting documentation to the actual filing with XBRL or Inline XBRL. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as Form S-1 and other registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system and the ability to perform XBRL tagging as well as to submit SEC reports with Inline XBRL. Foreign Private Issuers in Europe can use our platform to include XBRL tagging in their 20-F and 40-F filings with the SEC. Workiva also enables customers to create earnings press releases, earnings call scripts, presentations and other investor relations materials with data linked to the corresponding filing. Canadian issuers can use our platform to draft and file reports on the System for Electronic Analysis and Retrieval (SEDAR).
ESEF Reporting. We market our platform in Europe to help companies comply with the ESMA mandate to use Inline XBRL for its ESEF taxonomy. More than 5,000 E.U. issuers are required to use this taxonomy for their annual financial reports, ending on or after January 1, 2020.

Global Statutory Reporting. We see growing demand for our platform in the U.S. and in Europe for statutory reporting, which is a complex and painful process for our multinational customers that are required to report tax information throughout different countries and local jurisdictions where they do business. Currently, most of these enterprises rely on hundreds of legacy word-processing documents and spreadsheets, circulating in emails with no digital audit trail. This disconnected, antiquated process is prone to errors and creates inconsistent reports to different entities within the same local jurisdiction. Without a standardized process, companies face enormous risk and high expenses related to outsourcing to a bevy of local consultants and accounting firms, which weakens control and extends review time.
Government Regulatory Reporting. State and local governments use our platform to streamline and modernize Comprehensive Annual Financial Reports (CAFR) and budgeting. We are also expanding adoption of our platform across U.S. federal government agencies. With our 2019 Moderate-level FedRAMP authorization, we are now able to help federal agencies connect, control and report up to 80 percent of their information types, which are classified up to the moderate-impact level.
Non-Regulatory Reporting
Public and private companies, government agencies and higher-education institutions must create a vast array of complex financial and managerial reports. Organizations of all sizes typically have to collect, track, manage and report on a wide range of operating metrics to drive better business outcomes. Our customers continuously find new use cases across their organizations, including Financial Planning and Analysis (FP&A), board committee and quarterly reporting, C-Suite reporting, strategic business plans, financial statements, variance reports, monthly management reports, managing and tracking key performance indicators, data collection for domestic sales, performance reporting and employee benefit financial statements.
Integrated Risk
We sell our platform to teams that work in SOX compliance, internal audit management, enterprise risk management and policy and procedure management.
SOX Compliance. Our customers use our platform to increase efficiency in documenting, implementing and assessing internal controls over financial reporting (ICFR) as required by SOX. SOX also requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their ICFR. Increased scrutiny from the PCAOB on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance. Our customers can collect data from multiple departments, centralize that information in a linked platform, create and track process narratives and flows with co-workers, embed evidence and directly test controls. We began selling our SOX solution in the second quarter of 2014.

Internal Audit Management. We sell to the broad-based audit market because users in that market often collaborate with colleagues working in SOX, risk and controls across an organization. Internal audit management extends throughout an organization, drawing in Workiva users from a wide range of departments. Internal audit management includes audit risk assessments, the audit planning process, workpaper management, testing, issues management and audit reports that encompass the audit committee report and the internal audit group. Workiva allows simultaneous collaboration with control and accountability and enables robust documentation, accurate audit conclusions and complete audit trails, which are essential to auditors, executives and boards. With permission controls, administrators can restrict access at all levels for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, which further streamlines the review process and reduces expenses.
Enterprise Risk Management (ERM). With our platform, risk management practices can be integrated throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent compliance. Therefore, we also sell a solution for ERM to help enterprises identify systemic risks, determine risk probabilities, assess risk magnitude, plan strategic responses, report to boards and other stakeholders, and ultimately make real-time ERM decisions.
Policy and Procedure Management. Our customers can use our platform to establish a connected, enterprise-wide policy and procedure management process. Teams can access and manage all content for policies, standards, procedures and guidelines for the entire enterprise in our platform, and they can efficiently manage ongoing policy review cycles throughout the year. Customers can map policies directly to risks, controls, processes and regulations and create a consistent template-driven format or taxonomy for all policies. Customers can also distribute and track employee attestation of policies and procedures with automated certification reminders and progress dashboards.
Financial Services.
We market our platform to address regulatory compliance risk and enterprise risk at banks, insurance companies and other financial services companies. Examples of regulations facing our customers include the Dodd-Frank Act, Basel III, Capital Requirements Regulation (CRR), Capital Requirements Directive (CRD), Resolution and Recovery Plans (RRP), Comprehensive Capital Analysis and Review (CCAR), and Dodd-Frank Stress Testing (DFAST). We also help investment management companies streamline industry-specific compliance and capital markets transactions.
Regulations outside of the U.S. include the European Banking Authority’s Supervisory Review and Evaluation Process (SREP), which requires institutions to report on their Internal Capital Adequacy Assessment Process (ICAAP) and the Internal Liquidity Adequacy Assessment Process (ILAAP). The Financial Conduct Authority, which regulates financial services firms and financial markets in the UK, requires reporting under the Client Asset Sourcebook (CASS) rules for registered firms who hold or control client money or custody assets.
Workiva Platform Technology
Workiva is the cloud-based, multi-tenant technology platform upon which all Workiva software solutions run. Our platform is built on Amazon Web Services and Google Cloud Platform and is composed of proprietary and open-source technologies. Users can access all Workiva solutions with any standard web browser and iPad and Android applications. We believe that the following characteristics comprise our platform’s key competitive advantages:

Easy to Deploy and Configure. The Workiva platform can be deployed within days or weeks for new customers and can be easily configured by the customer for individual employees or entire teams. Because our solutions are browser-based, customers avoid costly, time-intensive deployments typically associated with on-premise enterprise software.
High Performance. The architecture, design, deployment and management of our solutions are focused on enterprise-grade scalability, availability and security. The performance of the Workiva platform has been tested and proven by some of the largest, most demanding enterprises in the world.
Always Improving. Additionally, constant customer collaboration and development iteration allows us to offer our customers continuous improvements by releasing a new version of our platform several times each week.
Scales Rapidly. The Workiva platform is designed to support millions of end users as a result of its scalability and our relationship with Google Cloud Platform and Amazon Web Services. A number of our customers have reported millions of links to single sources of data, among multiple documents, spreadsheets and presentations, without any noticeable negative effects on performance.
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. We employ stringent data security, reliability, integrity and privacy practices. In addition to our regular customer security assessments, we employ best practice web technologies, including continuous and ongoing penetration and vulnerability testing (manual and automatic, internal and third-party). The quality of our data security efforts is validated by our annual completion of an independent audit process.
Research and Development
Our research and development team is distributed among nine office locations in North America and Europe, including our headquarters in Ames, Iowa. Our research and development efforts are focused on improving the Workiva platform for broad use across all of our solutions. Our innovation is driven by listening to our customers and creating solutions to meet their needs. We employ Agile software development methods that place customers at the heart of the design process. This includes constant collaboration and iteration that delivers new software functionality at a very fast pace.
Customers
Thousands of organizations, including global enterprises with hundreds of thousands of employees trust Workiva. As of December 31, 2019, we had more than 3,500 customers, including nearly 75% of Fortune 500 companies. Our Workiva platform modernizes the way our customers work. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 94.7% (excluding add-on seats) as of the December 2019 measurement date. Our subscription and support revenue retention rate including add-on seats was 113.0% as of the December 2019 measurement date.
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
The principal competitive factors in our market include: product features, reliability, performance and effectiveness; product line breadth, diversity and applicability; product extensibility and ability to integrate with other technology infrastructures; price and total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; and brand awareness and reputation. We believe that our cloud-based platform has the combination of features and value to our customers that will continue to allow us to compete favorably.
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and growing our existing customer relationships. We believe that we have penetrated only a small fraction of our market opportunity, and we intend to continue investing in sales and marketing to drive growth in the U.S., Canada, Europe and parts of Asia.
Sales
Our sales organization employs a combination of field sales, inside sales and partnership channels.
Our sales organization comprises sales development representatives, pre-sales engineers and account managers. Our sales development representatives qualify sales-accepted opportunities for our account managers. Our pre-sales engineers focus on solutions and custom product demonstrations and consultative sales. Our account managers work to attract new customers as well as expand our platform into new use cases and departments across our current customers’ organizations.
Our customer success and professional services teams also help our account managers grow our existing customer relationships by providing advice and best practices that enable users to harness the full power of our platform.
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
In 2019, we continued to expand our ecosystem of partners, including global consulting firms, systems integrators, large and mid-sized Independent Software Vendors (ISV) and implementation partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens our platform’s capabilities and promotes Workiva as part of the financial transformation projects they drive for their customers. Our technology partners enable powerful data and process integrations to help customers connect critical transactional systems directly to our platform.

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
Professional Services and Customer Success
We believe our professional services and customer success teams are essential contributors to our long-term success and differentiate our services from our competitors.
Professional Services. Professional Services include initial setup of documents; XBRL mapping, tagging and review; best practices implementation; and business process consulting. Our XBRL team is primarily composed of people with accounting or financial reporting experience who work with our customers to perform XBRL mapping, tagging and review services. We also employ a team of Solution Architects who offer consulting services to customers to improve and streamline their Workiva-related business data processes.
Customer Success. Our Customer Success Managers (CSMs) partner with our users to understand their business goals and objectives and offer in-depth knowledge and best practices. In addition to our CSMs, our Customer Success Experts (CSEs) provide 24/7 live customer support via phone, digital messaging and web-based conferencing. We provide intensive training to both our CSMs and CSEs and segment them for each solution and market focus. In addition, we pay for employees to maintain professional certifications and licenses that are important to our customers, and we host regular company-wide employee education sessions on business, industry, technology and workplace topics.
Intellectual Property
Our intellectual property and proprietary rights are important to our business. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions.
As of December 31, 2019, we had 44 issued patents and 19 patent applications pending in the United States relating to our platform. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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
We have registered a number of trademarks and logos, including “Workiva,” “Wdesk” and "Wdata" with the United States Patent and Trademark Office and in several jurisdictions outside the United States. We have also registered other trademarks in the United States and in other jurisdictions outside the United States. In addition, we intend to expand our international operations, and we cannot assure you that these names will be available for use in all such jurisdictions.
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
Employees
As of December 31, 2019, we had 1,580 full-time employees. Our headcount as of December 31, 2019 increased 19.8% from 1,319 full-time employees as of December 31, 2018. None of our U.S. employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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
Risks Related to Our Business and Industry
We have a relatively limited operating history, which makes it difficult to predict our future operating results.
We were founded in 2008 and have a relatively limited operating history. We began offering our first solution in 2010 and launched our platform in 2013. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $48.1 million in fiscal 2019, $50.1 million in fiscal 2018 and $44.4 million in fiscal 2017. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
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
We experienced revenue growth rates of 22%, 18% and 16% in fiscal 2019, 2018 and 2017, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
Failure to manage our growth may adversely affect our business or operations.
Since 2010, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to grow our business over the next several years. This growth places a significant strain on our management team and employees and on our operating and financial systems. To manage our future growth we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 109 employees as of December 31, 2010 to more than 1,500 employees as of December 31, 2019. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
•scale our operations and increase productivity;
•address the needs of our customers;
•further develop and enhance our existing solutions and offerings;
•develop new technology; and
•expand our markets and opportunity under management, including into new solutions and geographic areas.
We cannot assure you that our controls, systems and procedures will be adequate to support our future operations or that we will be able to manage our growth effectively. We also cannot assure you that we will be able to continue to expand our market presence in the United States, Europe, and other current markets or successfully establish our presence in other markets. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
We derive a majority of our revenue from customers using our platform for SEC filings. Our efforts to continue to increase use of our platform in other applications may not succeed and may reduce our revenue growth rate.
We derive a majority of our revenue from customers using our platform for SEC filings. We began our sales and marketing of our platform for regulatory risk, SOX, enterprise risk management and audit management relatively recently. While non-SEC use cases generated just over half of our total bookings in 2019, it is uncertain whether these non-SEC use cases will achieve the level of market acceptance we have achieved in the SEC filing market. Further, the introduction of new solutions beyond these markets may not be successful. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.

Our solutions face intense competition in the marketplace. If we are unable to compete effectively, our operating results could be adversely affected.
The market for our solutions is increasingly competitive, rapidly evolving and fragmented, and is subject to changing technology and shifting customer needs. Although we believe that our platform and the solutions that it offers are unique, many vendors develop and market products and services that compete to varying extents with our offerings, and we expect competition in our market to continue to intensify. Moreover, industry consolidation may increase competition. In addition, many companies have chosen to invest in their own internal reporting solutions and therefore may be reluctant to switch to solutions such as ours.
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
Prior to 2017, we relied almost exclusively on the direct-sales model to market our platform. In order to continue to build our business, we plan to continue to develop partnerships to support our sales efforts through referrals and co-selling arrangements. Our efforts to develop relationships with partners are still at an early stage, we have generated limited revenue through these relationships to date, and we cannot assure you that we will be able to develop and maintain successful partnerships or that these partners will be successful in marketing and selling our platform or solutions based upon our platform. Identifying partners, negotiating and supporting relationships with them and maintaining relationships requires a significant commitment of time and resources that may not yield a significant return on our investment. We expect that our partners will have only limited commitments to dedicate resources to marketing and promoting our solutions. In addition, our competitors may be more effective in providing incentives to our partners or prospective partners to favor their products or services over our solutions. If we are unsuccessful in establishing or maintaining our relationships with partners, or if these partners are unsuccessful in marketing or selling our solutions or are unable or unwilling to devote sufficient resources to these activities, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain third parties de-emphasizing their dealings with us or becoming potential competitors in the future.
Failure to establish and maintain partnerships that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces, or APIs. While we have established relationships with certain providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining partnerships with these providers or in establishing additional partnerships of this type. Third-party providers of complementary applications and APIs may decline to enter into partnerships with us or may later terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms with the Workiva platform, which could negatively impact our offerings and harm our business. Further, if we fail to integrate the Workiva platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, results of operations and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals and customer bases. Any losses or shifts in the referrals from or the market positions of these partners in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers or our need to identify or transition to alternative channels for marketing our solutions.

If we do not keep pace with technological changes, our solutions may become less competitive and our business may suffer.
Our market is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. For example, we are in the process of transitioning customers to the next generation of our platform. In addition, we focus on enhancing the features of our platform to improve its utility for larger customers with complex, dynamic and global operations. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. If we fail to successfully complete the transition to the next generation of our platform or to complete and introduce platform enhancements, or if our customers experience difficulties using our platform as a result of the transition or of the implementation of these enhancements, our revenue retention and revenue growth may be adversely affected. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.
If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our solutions.
We have experienced significant growth in the number of users, projects and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support changes in hardware and software parameters and the evolution of our solutions, all of which require significant lead time. Our platform interacts with technology provided by Google, Amazon and other third-party providers, and our technological infrastructure depends on this technology. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.

As a provider of cloud-based software, we rely on the services of third-party data center hosting facilities. Interruptions or delays in those services could impair the delivery of our service and harm our business.
Our platform has been developed with, and is based on, cloud computing technology. It is hosted pursuant to service agreements on servers by third-party service providers, including those with Google and Amazon. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to offer our solutions, or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation. In addition, as we grow, we may move or transfer our data and our customers’ data to other cloud hosting providers. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, the cloud servers that we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business would be harmed if our customers and potential customers believe our service is unreliable.
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
Once our solutions are deployed, our customers depend on our customer success organization to resolve technical issues relating to our solutions. In addition, in order to maintain our high levels of customer satisfaction and retention, we may need to provide additional support to customers as they transition to the next generation of our platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services without incurring additional expenses or at all. We also may be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our solutions and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results and financial position.

Because our platform is offered on a subscription basis, we are required to recognize revenue for it over the term of the subscription. As a result, downturns or upturns in sales may not be immediately reflected in our operating results.
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
Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period. While we have historically maintained a subscription and support revenue retention rate of greater than 94%, we may be unable to maintain this historical rate and we may be unable to accurately predict our subscription and support revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or fewer users. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and services, more subscriptions or enhanced editions of our services to our current customers, which may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. If our efforts to sell additional solutions and services to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.
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
Our success depends largely upon the continued services of our key executive officers. We also rely on our leadership team and other mission-critical individuals in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there are changes in our management team resulting from the hiring or departure of executives or other key employees, which could disrupt our business. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business.
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
Labor is our primary operating expense. As of December 31, 2019, we employed 1,580 full-time employees. For the fiscal year ended December 31, 2019, employee compensation and benefits accounted for approximately 76% of our total operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in employee benefit costs. If labor-related expenses increase, our operating expense could increase, which would adversely affect our business, financial condition and results of operations.

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
We provide certain professional services on a fixed-fee basis. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. We provide professional services on both SEC and non-SEC solutions, including our regulated risk and SOX compliance solutions. Professional services on non-SEC solutions usually involve a different mix of subscription, support and services than professional services on our SEC solution. Growth in professional services on non-SEC solutions may impact our gross margins in ways that we cannot predict. If we are required to spend more hours than planned to perform these services, our cost of services revenue could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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
We have historically experienced seasonal variations in our revenue from professional services as many of our customers employ our professional services just before they file their Form 10-K in the first calendar quarter. As of December 31, 2019, approximately 77% of our SEC customers report their financials on a calendar year basis. While we expect our professional services revenue to become less seasonal as our non-SEC offerings grow, a significant portion of our revenue may continue to reflect seasonality, which makes it difficult to predict our future operating results. As a result, our operating and financial results could differ materially from our expectations and our business could suffer.
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
We manage private and confidential information and documentation related to our customers’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. In addition, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign legislatures and governmental agencies. Data privacy and protection is highly regulated and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information that may be placed in our platform by our customers or collected from visitors while visiting our websites. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with federal, state or international laws, including laws and regulations regulating privacy, payment card information, personal health information, data or consumer protection, could result in proceedings or actions against us by governmental entities or others.
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
In addition, as we expand our operations internationally, compliance with regulations that differ from jurisdiction to jurisdiction may also impose substantial burdens on our business. In particular, the European Union, or E.U., has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual E.U. member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from jurisdiction to jurisdiction. Complying with any additional or new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy. Further, because our customers often use a Workiva account across multiple jurisdictions, E.U. regulators could determine that we transfer data from the E.U. to the U.S., which could subject us to E.U. laws with respect to data privacy. Those laws and regulations are uncertain and subject to change. For example, the E.U and U.S. recently agreed to an alternative transfer framework for data transferred from the E.U. to the U.S., called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases on which we rely to legitimize the transfer of data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory or judicial scrutiny. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, or if we are unable to transfer personal data between and among countries and regions in which we operates, it could affect the manner in which we provide our services or adversely affect our financial results.

New or proposed legislation and regulations could also significantly affect our business. The European Commission has implemented a data protection regulation, known as the General Data Protection Regulation (GDPR), which came into force in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and that include significant penalties for non-compliance. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.
These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. For example, California recently enacted legislation, the California Consumer Privacy Act (CCPA) that requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to privacy standards and in our marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. If we fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant loss of revenue based on the premature release of confidential information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, employee error, malfeasance or otherwise. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2019, we had 44 issued patents and 19 patent applications pending in the United States, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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
Some of our solutions include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
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

The adoption of new tax legislation could adversely affect our business and financial condition
On December 22, 2017, the U.S. federal government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA made widespread changes to the Internal Revenue Code, and, among other changes, reduced the federal corporate tax rate to 21%, imposed significant additional limitations on the deductibility of interest, allowed for the expensing of capital expenditures, imposed a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated, and modified or repealed many business deductions and credits. Our financial statements for the current year reflect the effects of the TCJA based on current guidance, including the remeasurement of our deferred tax assets and liabilities, as well as the effects of the reduced rate of the U.S. corporate income tax and certain other provisions of the TCJA on our effective tax rate and operating results. Uncertainties related to the interpretation of the TCJA could materially impact our tax obligations and effective tax rate, as well as our business strategy and tax planning. In addition, the TCJA could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us and our business. We continue to evaluate the effects of the TCJA on us as federal and state tax authorities issue additional regulations and guidance. Such additional regulations and guidance, and any amendments or technical corrections enacted with respect to the TCJA, could cause our consolidated financial results to differ from previous estimates and could materially affect our financial condition, as well as the value of an investment in our Class A common stock. Investors should consult with their own tax advisors with respect to the TCJA and the potential tax consequences of investing in common shares.
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. A growing portion of our revenue is from customers headquartered outside the United States. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our solutions outside of the United States or in effectively selling subscriptions to our solutions in all of the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
•inadequate local infrastructure and difficulties in staffing and managing foreign operations;
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
•restrictions on the transfer of funds;
•an uncertain trade environment;
•adverse tax consequences;
•unstable regional and economic political conditions;
•changes in the public perception of governments in the regions where we operate or plan to operate;
•liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;
•delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;
•issues resulting from operations in locations with a higher incidence of corruption and fraudulent business practices; and
•natural disasters, acts of war, terrorism, pandemics or security breaches.
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
Some of our third-party business partners have international operations and are also subject to these risks and if our third-party business partners are unable to appropriately manage these risks, our business may be harmed. If sales to any of our customers outside of the United States are reduced, delayed or canceled because of any of the above factors, our revenue may decline.

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.
Effective January 31, 2020, the U.K. commenced an exit from the E.U. (referred to as Brexit). During the transition period (set to expire on December 31, 2020), the British government will continue to negotiate the terms of the U.K.’s future relationship with the EU. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the rest of the E.U., or other countries. Changes impacting our ability to conduct business in the U.K. or other E.U. countries, or changes to the regulatory regime applicable to our operations in those countries may cause disruptions to, and create uncertainty surrounding, our business in the U.K. and E.U., including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the E.U., and elsewhere. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during the transition period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. In particular, it is unclear how the U.K.’s vote to leave the European Union will affect the U.K.’s enactment of the European General Data Protection Regulation, and how data transfers to and from the U.K. will be regulated. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We periodically seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
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

In February 2016, the FASB issued guidance codified in Accounting Standards Codification (ASC) 842, Leases (ASU 2016-02), which amends the guidance in former ASC 840, Leases. We adopted this new standard on the effective date of January 1, 2019. The application of this guidance resulted in the addition of right-of-use assets and lease liabilities on our consolidated balance sheet. We have implemented changes to our accounting processes, internal controls and disclosures to support the new standard. See Note 1 to our accompanying consolidated financial statements for information about ASU 2016-02.
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
We completed an offering of convertible notes in August 2019. In the event the conditional conversion feature of our convertible senior notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
Under FASB ASC 470-20, Debt with Conversion and Other Options, (ASC 470-20), an entity must separately account for the liability and equity components of convertible debt instruments (such as our convertible senior notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the notes, which reduces their initial carrying value. The carrying value of the notes, net of the discount and issuance costs, will be accreted up to the principal amount of the notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and issuance costs and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share to the extent that the conversion value of the notes exceeds their principal amount, and the effect of the conversion on diluted earnings per share is not antidilutive. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of share of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt, or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.
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
Certain officers and other significant stockholders completed a secondary offering of our Class A common stock in August 2019. The price of our Class A common stock could decline if there are substantial additional sales of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our Class A common stock available for sale. All of the shares of Class A common stock sold in our prior registered offering are freely tradeable without restrictions or further registration under the Securities Act of 1933, as amended (Securities Act), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act. In addition, the shares of Class A common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans are eligible for sale to the public, subject to certain legal and contractual limitations. The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

The dual class structure of our common stock has the effect of concentrating voting control with our executives and their affiliates.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2019, the holders of shares of our Class B common stock collectively beneficially owned shares representing approximately 69% of the voting power of our outstanding capital stock. Our executive officers collectively beneficially owned shares representing a majority of the voting power of our outstanding capital stock as of that date. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.
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
We incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of SOX and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the New York Stock Exchange (NYSE), including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time consuming and costly. Many of these costs recur annually. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.

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
In order to meet our reporting obligations as a public company, we must maintain effective financial and management systems and internal controls. Moreover, SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. If we have a material weakness or deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to maintain effective financial and management systems and internal controls could result in errors in our financial reporting, us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements, any of which in turn could cause the market value of our Class A common stock to decline and adversely affect our ability to raise capital.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts maintain coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock could be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in ten U.S. cities located in Arizona, Colorado, the District of Columbia, Georgia, Illinois, Montana, New York, Pennsylvania, and South Carolina. Internationally, we lease offices in Ontario and Saskatchewan, Canada, the Netherlands, the United Kingdom, Germany, France, Hong Kong, Australia and Singapore. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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
Stockholders
As of December 31, 2019, there were approximately 108 stockholders of record of our Class A common stock as well as 13 stockholders of record of our Class B common stock.
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
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2014, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return of Workiva Inc.
350
300
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
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

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated financial data for the years ended December 31, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future. Additional information on the comparability of results is included in "Section 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Consolidated Statement of Operations Data

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share information)
Revenue
Subscription and support	$245,765	$200,392	$169,283	$143,120	$116,288
Professional services	52,126	43,952	38,586	35,526	28,984
Total revenue	297,891	244,344	207,869	178,646	145,272
Cost of revenue
Subscription and support(1)	42,881	34,215	32,646	27,895	22,559
Professional services(1)	42,131	31,645	27,599	23,730	17,645
Total cost of revenue	85,012	65,860	60,245	51,625	40,204
Gross profit	212,879	178,484	147,624	127,021	105,068
Operating expenses
Research and development(1)	89,921	81,602	68,172	57,438	50,466
Sales and marketing(1)	120,300	90,337	84,161	80,466	69,569
General and administrative(1)(2)	48,380	56,333	39,594	32,695	28,716
Total operating expenses	258,601	228,272	191,927	170,599	148,751
Loss from operations	(45,722)	(49,788)	(44,303)	(43,578)	(43,683)
Interest income	4,657	1,278	586	286	151
Interest expense	(6,366)	(1,827)	(1,845)	(1,875)	(2,025)
Other income and (expense), net(3)	(564)	513	1,197	1,214	2,151
Loss before provision for income taxes	(47,995)	(49,824)	(44,365)	(43,953)	(43,406)
Provision (benefit) for income taxes	139	247	61	24	(7)
Net loss	$(48,134)	$(50,071)	$(44,426)	$(43,977)	$(43,399)
Net loss per common share:
Basic and diluted	(1.04)	(1.15)	(1.07)	(1.08)	(1.09)
Weighted-average common shares outstanding - basic and diluted	46,302,656	43,640,408	41,618,838	40,671,133	39,852,624

(1) Stock-based compensation expense included in these line items is as follows:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue
Subscription and support	$1,554	$700	$738	$493	$363
Professional services	1,725	619	465	411	349
Operating expenses
Research and development	8,006	5,842	2,224	2,365	1,924
Sales and marketing	8,792	5,416	2,983	2,075	1,727
General and administrative	15,707	18,264	13,066	8,903	6,637
Total stock-based compensation expense	$35,784	$30,841	$19,476	$14,247	$11,000
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
Consolidated Balance Sheet Data

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$381,742	$77,584	$60,333	$51,281	$58,750
Working capital, excluding deferred revenue	512,917	134,195	90,635	74,171	69,535
Total assets	646,396	231,111	157,715	143,143	143,895
Deferred revenue, current and long term	206,186	173,716	127,393	97,501	63,338
Total current liabilities	231,932	191,581	129,341	99,887	84,084
Convertible senior notes, net	280,601	—	—	—	—
Total non-current liabilities	349,121	49,270	45,308	46,381	34,092
Total stockholders’ (deficit) equity	65,343	(9,740)	(16,934)	(3,125)	25,719

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
Overview
Workiva provides the world’s leading connected reporting and compliance platform, which is used by thousands of public and private companies, government agencies and higher-education institutions. The Workiva platform offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Our users can connect narrative with their data, which greatly improves insight into their financial, regulatory, management and compliance reports. As of December 31, 2019, 3,510 organizations, including nearly 75% of Fortune 500® companies, subscribed to our platform.
Wdata, the component of our platform that includes data integration and preparation, enables our customers to connect data from Enterprise Resource Planning (ERP), Governance Risk and Compliance (GRC) and Customer Relationship Management (CRM) platforms as well as other third-party cloud and on-premise systems. Once the data is connected in the Workiva platform, users can automate data and workflow updates, track every change and seamlessly collaborate with colleagues to create trusted reports and regulatory filings.
After users integrate their enterprise systems of record with our platform, many manual steps are removed, thereby improving data integrity throughout the entire reporting process and providing an immutable audit trail. Wdata also enables a broader set of business users to explore complex data at scale and better manage data transformations in the office of the CFO.
Although Workiva solutions are used for dozens of different use cases, we currently focus our sales and marketing resources in four areas: Regulatory Reporting, Non-Regulatory Reporting, Financial Services and Integrated Risk.
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this new model, operating metrics related to a customer’s expected use of each solution determine the price. At December 31, 2019, a majority of our revenue was priced on a solution-based licensing model. We charge customers additional fees primarily for document setup and XBRL tagging services.

(1) Claim not confirmed by FORTUNE or Fortune Media IP Limited. FORTUNE® and FORTUNE 500® are registered trademarks of Fortune Media IP Limited and are used under license. FORTUNE and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Workiva Inc.

We generate sales primarily through our direct sales force and, to a lesser extent, our customer success and professional services teams. In addition, we augment our direct sales channel with partnerships. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of our platform, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to our platform, which becomes a central repository of trusted data, with powerful linking, auditability and control features.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,580 at December 31, 2019 from 1,319 at December 31, 2018, an increase of 19.8%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $297.9 million in 2019 from $244.3 million in 2018, an increase of 21.9%. We incurred net losses of $48.1 million and $50.1 million in 2019 and 2018, respectively.
Converting existing customer orders to a solution-based licensing model contributed to the acceleration of growth in our subscription revenue in 2019. This conversion also contributed to the improvement in our subscription and support revenue retention rate including add-ons for the same period. The benefit of this contribution began to wane in the fourth quarter of 2019. Accordingly, we will need to find new sources of revenue to sustain our growth rate beyond 2019. To maintain our revenue growth for the longer term, we have been accelerating our investments in talent, processes and technology, particularly for expansion in EMEA, integrated risk, statutory reporting and Wdata. If these investments do not meet our expectations, we may be unable to sustain our revenue growth rate. We expect these investments to increase operating losses in absolute terms and as a percentage of revenue, ahead of any incremental revenue contribution they may generate.
Key Factors Affecting Our Performance
Generate Growth From Existing Customers. The Workiva platform can exhibit a powerful network effect within an enterprise, meaning that the usefulness of our platform attracts additional users. Since solution-based licensing offers our customers an unlimited number of seats for each solution purchased, we expect customers to add more seats over time. As more employees in an enterprise use our platform, additional opportunities for collaboration and automation drive demand among their colleagues for additional solutions. Furthermore, converting customer contracts to solution-based licensing typically generates a one-time increase in contract value for each solution.
Pursue New Customers. Our first software solution enabled customers to streamline and automate their SEC regulatory filings. In 2013, we began expanding into additional markets that were faced with managing large, complex processes with many contributors and disparate sets of business data. We now sell to new customers in the areas of: finance and accounting, regulatory reporting, management and performance reporting, integrated risk management, and global statutory reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
Offer More Solutions. We intend to introduce new solutions to continue to meet growing demand for our platform. Our close and trusted relationships with our customers are a source for new use cases, features and solutions. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability; a strong value proposition; and a high return on investment for both Workiva and our customers. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. This vetting process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.

Expand Across Enterprises. Our success in delivering multiple solutions has created demand from customers for a broader-based, enterprise-wide Workiva platform. In response, we have been improving our technology and realigning sales and marketing to capitalize on our growing enterprise-wide opportunities. We believe this expansion will add seats and revenue and continue to support our high revenue retention rates. However, we expect that enterprise-wide deals will be larger and more complex, which tend to lengthen the sales cycle.
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
Investment in growth. We plan to continue to invest in the development of our platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in EMEA, as well as use cases for integrated risk, global statutory reporting, Wdata and the U.S. federal government.
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2019, approximately 77% of our SEC customers report their financials on a calendar-year basis. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Financial metrics
Total revenue	$297,891	$244,344	$207,869
Year-over-year percentage increase in total revenue	21.9%	17.5%	16.4%
Subscription and support revenue	$245,765	$200,392	$169,283
Year-over-year percentage increase in subscription and support revenue	22.6%	18.4%	18.3%
Subscription and support as a percent of total revenue	82.5%	82.0%	81.4%

	As of December 31,
	2019	2018	2017
Operating metrics
Number of customers	3,510	3,340	3,063
Subscription and support revenue retention rate	94.7%	96.1%	96.0%
Subscription and support revenue retention rate including add-ons	113.0%	107.1%	107.6%
Number of customers with annual contract value $100k+	652	443	324
Number of customers with annual contract value $150k+	285	190	146
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
Our subscription and support revenue retention rate was 94.7% as of December 31, 2019, down modestly from 96.1% as of December 31, 2018. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or otherwise ceasing to file SEC reports have been the largest contributing factor to our revenue attrition.
Subscription and support revenue retention rate including add-ons. Add-on revenue includes the change in both solutions and pricing for existing customers. We calculate our subscription and support revenue retention rate including add-ons by annualizing the subscription and support revenue recorded in the current quarter for our base customers that were active at the end of the current quarter. We divide the result by the annualized subscription and support revenue in the same quarter of the prior year for all base customers.

Our subscription and support revenue retention rate including add-ons was 113.0% as of the quarter ended December 31, 2019, up from 107.1% as of December 31, 2018.
In 2019, we began calculating revenue retention rates using quarterly ASC 606 revenue instead of our prior method using monthly ASC 605 revenue. We expect quarterly measurements will be less variable than the single month measurements we previously reported.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2019, 2018 and 2017, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
We generate sales directly through our sales force and partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from twelve to 36 months. We typically invoice our customers for subscription fees annually in advance. For contracts with a two or three year term, customers sometimes elect to pay the entire multi-year subscription term in advance. Our arrangements do not contain general rights of return.
Subscription and Support Revenue. We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Amounts that are invoiced are initially recorded as deferred revenue.
Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services have consisted of document set up, XBRL tagging, and consulting to help our customers with business processes and best practices for using our platform. Our professional services are not required for customers to utilize our solution. We recognize revenue for document set ups when the service is complete and control has transferred to the customer. Revenues from XBRL tagging and consulting services are recognized as the services are performed.
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services, customer success teams and training personnel, including salaries, benefits, bonuses, and stock-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs. Costs of server usage are comprised primarily of fees paid to Amazon Web Services and Google Cloud Platform.

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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Revenue
Subscription and support	$245,765	$200,392	$169,283
Professional services	52,126	43,952	38,586
Total revenue	297,891	244,344	207,869
Cost of revenue
Subscription and support(1)	42,881	34,215	32,646
Professional services(1)	42,131	31,645	27,599
Total cost of revenue	85,012	65,860	60,245
Gross profit	212,879	178,484	147,624
Operating expenses
Research and development(1)	89,921	81,602	68,172
Sales and marketing(1)	120,300	90,337	84,161
General and administrative(1)	48,380	56,333	39,594
Total operating expenses	258,601	228,272	191,927
Loss from operations	(45,722)	(49,788)	(44,303)
Interest income	4,657	1,278	586
Interest expense	(6,366)	(1,827)	(1,845)
Other (expense) and income, net	(564)	513	1,197
Loss before provision for income taxes	(47,995)	(49,824)	(44,365)
Provision for income taxes	139	247	61
Net loss	$(48,134)	$(50,071)	$(44,426)
(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue
Subscription and support	$1,554	$700	$738
Professional services	1,725	619	465
Operating expenses
Research and development	8,006	5,842	2,224
Sales and marketing	8,792	5,416	2,983
General and administrative	15,707	18,264	13,066
Total stock-based compensation expense	$35,784	$30,841	$19,476

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2019	2018	2017
Revenue
Subscription and support	82.5%	82.0%	81.4%
Professional services	17.5	18.0	18.6
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.4	14.0	15.7
Professional services	14.1	13.0	13.3
Total cost of revenue	28.5	27.0	29.0
Gross profit	71.5	73.0	71.0
Operating expenses
Research and development	30.2	33.4	32.8
Sales and marketing	40.4	37.0	40.5
General and administrative	16.2	23.1	19.0
Total operating expenses	86.8	93.5	92.3
Loss from operations	(15.3)	(20.5)	(21.3)
Interest income	1.6	0.5	0.3
Interest expense	(2.1)	(0.7)	(0.9)
Other income and (expense), net	(0.2)	0.2	0.6
Loss before provision for income taxes	(16.0)	(20.5)	(21.3)
Provision (benefit) for income taxes	—	0.1	—
Net loss	(16.0)%	(20.6)%	(21.3)%
Revenue
Comparison of Years Ended December 31, 2019 and 2018

	Year ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$245,765	$200,392	$45,373	22.6%
Professional services	52,126	43,952	8,174	18.6%
Total revenue	$297,891	$244,344	$53,547	21.9%

Total revenue increased $53.5 million in 2019 compared to 2018 due primarily to the increase in subscription and support revenue of $45.4 million. Growth in subscription and support revenue in 2019 was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC reporting, risk and controls, financial and managerial reporting, and capital markets. The total number of our customers increased 5.1% from December 31, 2018 to December 31, 2019. The growth in professional services revenue was attributable primarily to increased XBRL services. Professional services revenue increased at a slower rate than subscription and support revenue in 2019 compared to 2018. As our customers become familiar with our platform, they typically become more self sufficient and require fewer professional services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue
Comparison of Years Ended December 31, 2019 and 2018

	Year ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$42,881	$34,215	$8,666	25.3%
Professional services	42,131	31,645	10,486	33.1%
Total cost of revenue	$85,012	$65,860	$19,152	29.1%
Cost of revenue increased $19.2 million in 2019 compared to 2018, due primarily to an increase in cash-based compensation, benefits and travel costs of $12.1 million due mostly to higher headcount, $2.0 million of additional stock-based compensation, a $2.3 million increase in consulting fees and a $2.1 million rise in the cost of cloud-based software and infrastructure services to support our expanding customer base. The increases in headcount and consulting fees were the result of our continued investment in and support of our new platform and solutions.
Operating Expenses
Comparison of Years Ended December 31, 2019 and 2018

	Year ended December 31,		Period-to-period change
	2019	2018	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$89,921	$81,602	$8,319	10.2%
Sales and marketing	120,300	90,337	29,963	33.2%
General and administrative	48,380	56,333	(7,953)	(14.1)%
Total operating expenses	$258,601	$228,272	$30,329	13.3%

Research and Development
Research and development expenses increased $8.3 million in 2019 compared to 2018 due primarily to higher cash-based compensation, benefits, and travel costs of $3.6 million, additional stock-based compensation of $2.2 million and a $2.5 million increase in the cost of cloud-based software and infrastructure services. We continue to dedicate resources to developing the next generation of our platform.
Sales and Marketing
Sales and marketing expenses increased $30.0 million in 2019 compared to 2018 due primarily to higher cash-based compensation, benefits, and travel costs of $22.4 million, additional stock-based compensation of $3.4 million, an increase in professional service fees of $1.8 million related to consulting and recruiting, and an increase in the cost of marketing programs of $1.4 million. The increase in marketing programs was attributable to increased partnership and international marketing activities, as well as an increase in costs related to our annual user conference. We expect to accelerate our investments in sales and marketing to help drive revenue growth.
General and Administrative
General and administrative expenses declined $8.0 million in 2019 compared to 2018. This decrease was due primarily to $5.7 million in lower cash-based compensation and benefits as well as a $2.8 million decrease in stock-based compensation. In the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, pursuant to a separation agreement with our former CEO. We expect a higher level of executive compensation and related expense in fiscal 2020 as a result of hiring a chief operating officer and associated staff.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2019 and 2018

	Year ended December 31,		Period-to-period change
	2019	2018	Amount
	(dollars in thousands)
Interest income	$4,657	$1,278	$3,379
Interest expense	(6,366)	(1,827)	(4,539)
Other (expense) and income, net	(564)	513	(1,077)
Interest Income, Interest Expense and Other (Expense) and Income, Net
Interest income rose $3.4 million in 2019 compared to 2018 due to higher balances in our investment accounts. Interest expense increased $4.5 million in 2019 compared to 2018 due to the issuance of our senior convertible notes.
Other (expense) and income, net decreased $1.1 million in 2019 compared to 2018 due primarily to losses on foreign currency transactions.

Results of Operations for Fiscal 2018 Compared to 2017
For a comparison of our results of operations for the fiscal years ended December 31, 2018 and 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.
Quarterly Results of Operations
See “Unaudited Quarterly Results of Operations” included in Note 16 of this Annual Report on Form 10-K for the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018.
Liquidity and Capital Resources

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flow provided by operating activities	$30,566	$6,400	$5,520
Cash flow used in investing activities	(90,065)	(5,632)	(6,473)
Cash flow provided by financing activities	363,370	16,876	9,822
Net increase in cash and cash equivalents, net of impact of exchange rates	$304,158	$17,251	$9,052
As of December 31, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $488.0 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months from the date of the issuance of the audited consolidated financial statements.
In August 2014, we entered into a credit facility with Silicon Valley Bank, which provided us with a revolving line of credit. Under the agreement, we could borrow up to $15.0 million with interest accrued at the bank’s prime lending rate. In August 2019, we terminated the credit facility with Silicon Valley Bank. No amounts were outstanding at the time of termination.
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

Operating Activities
For the year ended December 31, 2019, cash provided by operating activities was $30.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $48.1 million, adjusted for non-cash charges of $4.2 million for depreciation and amortization of our property and equipment and intangible assets, $35.8 million of stock-based compensation, $3.3 million for the amortization of our debt discount and issuance costs and a $35.6 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $10.3 million increase in deferred commissions, a $1.3 million increase in other receivables, a $2.1 million increase in prepaid expenses and a $1.9 million increase in other assets, offset by a $5.2 million decrease in accounts receivable, a $2.2 million increase in accounts payable, a $32.0 million increase in deferred revenue, and a $12.2 million increase in accrued expenses and other liabilities. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. The increase in other receivables was due to higher interest receivable as a result of an overall increase in our marketable securities. The increases in accounts payable and accrued expenses and other liabilities and decrease in accounts receivable were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in other assets and prepaid expenses was attributable primarily to timing of payments relating to cloud infrastructure services. The increase in deferred commissions was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract.
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
Investing Activities
Cash used in investing activities of $90.1 million for the year ended December 31, 2019 was due primarily to $112.6 million for the purchase of marketable securities and $3.1 million of capital expenditures, partially offset by $26.8 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.

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
Financing Activities
Cash provided by financing activities of $363.4 million for the year ended December 31, 2019 was due primarily to $335.9 million in proceeds from the issuance of our senior convertible notes, $24.2 million in proceeds from option exercises and $4.9 million in proceeds from shares issued in connection with our employee stock purchase plan, partially offset by an aggregate $1.2 million in payments on financing obligations.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2019, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$372,159	$3,870	$7,763	$7,763	$352,763
Operating leases including imputed interest	27,192	4,198	8,199	6,291	8,504
Financing obligations, including interest for building	34,631	2,840	5,451	2,942	23,398
Other contractual commitments	30,856	13,094	17,762	—	—
Total contractual obligations	$464,838	$24,002	$39,175	$16,996	$384,665
Total future payments related to our Convertible Senior Notes due 2026 shown in the table above includes $345.0 million principal amount and future interest payments of $27.2 million. For more information on our convertible senior notes, refer to Note 8 of our accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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
We enter into certain non-cancelable agreements with third-party providers in the ordinary course of business. Under these agreements, we are committed to purchase $21.0 million for cloud infrastructure and $9.9 million for cloud services. These amounts are included in the table above under “other contractual commitments”.
Off-Balance Sheet Arrangements
During the years ended December 31, 2019, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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
Revenue Recognition
We generate revenue through the sale of our cloud-based software and the delivery of professional services. Revenues are recognized when control of these services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Recognition of revenue when, or as, we satisfy a performance obligation
Subscription and Support Revenue
We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally twelve to 36 months in duration, are billed either annually or in advance and are non-cancelable. We consider the access to our platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer.
Professional Services Revenue and Customer Options
Professional services revenues primarily consist of fees for document set up, XBRL tagging, and consulting with our customers on business processes and best practices for using our platform. We have determined that an agreement to purchase these professional services constitutes an option to purchase services in accordance with ASC 606 rather than an agreement that creates enforceable rights and obligations because of the customer’s contractual right to cancel services that have not yet been used. In the limited case of agreements where we determined that the option provides the customer with a material right, we allocate a portion of the transaction price to the material right based upon the relative standalone selling price. Professional service agreements that do not contain a material right are accounted for when the customer exercises its option to purchase additional services.
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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, and British Pound Sterling. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, British pound, Singapore dollar, Australian dollar, and Hong Kong dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $(609,000), $289,000 and $(372,000) in the years ended December 31, 2019, 2018 and 2017, respectively.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $488.0 million as of December 31, 2019. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

An immediate increase of 100-basis points in interest rates would have resulted in an $0.8 million market value reduction in our investment portfolio as of December 31, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Senior Notes
Description of the Matter
During 2019, the Company issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, for net total proceeds of $335.9 million, as disclosed in Note 8 to the consolidated financial statements.

Auditing the Company's accounting for the Notes was complex due to the bifurcation of the conversion option associated with the Notes from the respective host debt instrument and the valuation of the liability and equity components of the Notes. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the conversion option, referred to as the equity component, was determined by deducting the fair value of the liability components from the par value of the Notes. The determination of the fair values was especially challenging primarily due to the judgmental nature of the significant inputs to the valuation models, including the effective yield and expected volatility.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the Notes. For example, we tested controls over the recognition and measurement of the liability and equity components, including the valuation methodologies and underlying significant inputs used.

To test the fair value of the liability and equity components, we performed audit procedures that included, among others, assessing the terms of the Notes, including the conversion option conditions. We involved our valuation specialists to assist in the evaluating of the Company’s valuation methodologies and testing significant inputs used in the valuation models. For example, we evaluated the reasonableness of management’s effective yield input by creating a comparative calculation using market data. We evaluated the reasonableness of management’s expected volatility by creating independent calculations of historical and implied volatilities. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

Revenue Recognition
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of cloud-based software and professional services in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company assessed the terms and conditions associated with customer contracts to identify whether the services constitute an agreement that creates enforceable rights and obligations or an option to purchase. In addition, the Company identified the performance obligations and whether they were distinct. The transaction price was allocated to the separate performance obligations on a relative standalone selling price basis. The assessment of terms and conditions for the identification of performance obligations may involve judgment.

Auditing the Company’s accounting for revenue recognition was challenging given the significant audit effort to evaluate the terms and conditions in the customer contracts including the identification and determination of distinct performance obligations in customer contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s revenue recognition process, including management’s review of terms and conditions and the identification of distinct performance obligations in customer contracts.

To test the Company’s accounting for revenue recognition, we performed audit procedures that included, among others, reperforming management’s assessment of the distinct performance obligations within the arrangement based on its terms and conditions for a sample of customer contracts. We tested the application of the revenue recognition accounting requirements for each of the significant service offerings to determine whether the performance obligations identified by the Company were distinct. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 20, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on Internal Control over Financial Reporting
We have audited Workiva Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workiva Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 20, 2020

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2019	2018

ASSETS

Current assets
Cash and cash equivalents	$381,742	$77,584
Marketable securities	106,214	20,764
Accounts receivable, net of allowance for doubtful accounts of $866 and $956 at December 31, 2019 and December 31, 2018, respectively	60,228	65,107
Deferred commissions	14,108	8,178
Other receivables	2,432	1,181
Prepaid expenses and other	6,508	4,417
Total current assets	571,232	177,231

Property and equipment, net	39,745	41,468
Operating lease right-of-use assets	15,352	—
Deferred commissions, non-current	14,977	10,569
Intangible assets, net	1,651	1,266
Other assets	3,439	577
Total assets	$646,396	$231,111

WORKIVA INC. CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)
	As of December 31,
	2019	2018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$7,057	$5,461
Accrued expenses and other current liabilities	49,930	36,353
Deferred revenue	173,617	148,545
Current portion of financing obligations	1,328	1,222
Total current liabilities	231,932	191,581

Convertible senior notes, net	280,601	—
Deferred revenue, non-current	32,569	25,171
Other long-term liabilities	1,498	6,891
Operating lease liabilities, non-current	18,564	—
Financing obligations, non-current	15,889	17,208
Total liabilities	581,053	240,851

Stockholders’ equity (deficit)
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 38,043,444 and 34,498,391 shares issued and outstanding at December 31, 2019 and 2018, respectively	38	34
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 8,595,596 and 9,545,596 shares issued and outstanding at December 31, 2019 and 2018, respectively	9	10
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	420,170	297,145
Accumulated deficit	(355,161)	(307,027)
Accumulated other comprehensive income	287	98
Total stockholders’ equity (deficit)	65,343	(9,740)
Total liabilities and stockholders’ equity (deficit)	$646,396	$231,111

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
	Year ended December 31,
	2019	2018	2017
Revenue
Subscription and support	$245,765	$200,392	$169,283
Professional services	52,126	43,952	38,586
Total revenue	297,891	244,344	207,869
Cost of revenue
Subscription and support	42,881	34,215	32,646
Professional services	42,131	31,645	27,599
Total cost of revenue	85,012	65,860	60,245
Gross profit	212,879	178,484	147,624
Operating expenses
Research and development	89,921	81,602	68,172
Sales and marketing	120,300	90,337	84,161
General and administrative	48,380	56,333	39,594
Total operating expenses	258,601	228,272	191,927
Loss from operations	(45,722)	(49,788)	(44,303)
Interest income	4,657	1,278	586
Interest expense	(6,366)	(1,827)	(1,845)
Other (expense) and income, net	(564)	513	1,197
Loss before provision for income taxes	(47,995)	(49,824)	(44,365)
Provision for income taxes	139	247	61
Net loss	$(48,134)	$(50,071)	$(44,426)
Net loss per common share:
Basic and diluted	$(1.04)	$(1.15)	$(1.07)
Weighted-average common shares outstanding - basic and diluted	46,302,656	43,640,408	41,618,838
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
	Year ended December 31,
	2019	2018	2017
Net loss	$(48,134)	$(50,071)	$(44,426)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of income tax (expense) of ($5), ($9), and ($2) for the years ended December 31, 2019, 2018 and 2017, respectively	13	26	(159)
Unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($60), $0, and $2 for the years ended December 31, 2019, 2018 and 2017, respectively	176	—	(60)
Other comprehensive income (loss), net of tax	189	26	(219)
Comprehensive loss	$(47,945)	$(50,045)	$(44,645)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2016	41,261	$41	$217,454	$291	$(220,911)	$(3,125)
Stock-based compensation expense	—	—	19,476	—	—	19,476
Issuance of common stock upon exercise of stock options	1,159	1	12,484	—	—	12,485
Issuance of restricted stock units	30	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(81)	—	(1,125)	—	—	(1,125)
Net loss	—	—	—	—	(44,426)	(44,426)
Other comprehensive loss	—	—	—	(219)	—	(219)
Balances at December 31, 2017	42,369	$42	$248,289	$72	$(265,337)	$(16,934)
Cumulative-effect adjustment in connection with the adoption of ASU 2014-09	—	—	—	—	8,381	8,381
Stock-based compensation expense	—	—	30,841	—	—	30,841
Issuance of common stock upon exercise of stock options	1,481	2	16,660	—	—	16,662
Issuance of common stock under employee stock purchase plan	179	—	3,216	—	—	3,216
Issuance of restricted stock units	99	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(84)	—	(1,861)	—	—	(1,861)
Net loss	—	—	—	—	(50,071)	(50,071)
Other comprehensive income	—	—	—	26	—	26
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Stock-based compensation expense	—	—	35,784	—	—	35,784
Issuance of common stock upon exercise of stock options	1,997	3	24,149	—	—	24,152
Issuance of common stock under employee stock purchase plan	188	—	4,922	—	—	4,922
Issuance of restricted stock units	420	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Equity component of convertible senior notes, net	—	—	58,560	—	—	58,560
Net loss	—	—	—	—	(48,134)	(48,134)
Other comprehensive income	—	—	—	189	—	189
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(355,161)	$65,343

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(48,134)	$(50,071)	$(44,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,160	3,781	3,546
Stock-based compensation expense	35,784	30,841	19,476
(Recovery of) provision for doubtful accounts	(92)	550	(517)
Amortization of premiums and discounts on marketable securities, net	13	(141)	101
Amortization of debt discount and issuance costs	3,262	—	—
Recognition of deferred government grant obligation	—	—	(1,578)
Deferred income tax	(65)	(9)	—
Changes in assets and liabilities:
Accounts receivable	5,166	(20,216)	(5,546)
Deferred commissions	(10,268)	(11,155)	(498)
Operating lease right-of-use asset	2,552	—	—
Other receivables	(1,250)	(205)	577
Prepaid expenses and other	(2,084)	2,020	2,952
Other assets	(1,860)	276	618
Accounts payable	2,153	1,699	2,206
Deferred revenue	32,039	40,144	29,367
Operating lease liability	(3,035)	—	—
Accrued expenses and other liabilities	12,225	8,886	(758)
Net cash provided by operating activities	30,566	6,400	5,520

Cash flows from investing activities
Purchase of property and equipment	(3,104)	(1,122)	(1,188)
Purchase of marketable securities	(112,565)	(24,659)	(14,369)
Maturities of marketable securities	26,840	20,400	9,281
Sale of marketable securities	498	—	—
Purchase of intangible assets	(734)	(251)	(197)
Other investments	(1,000)	—	—
Net cash used in investing activities	(90,065)	(5,632)	(6,473)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2019	2018	2017

Cash flows from financing activities
Proceeds from option exercises	24,152	16,662	12,485
Taxes paid related to net share settlements of stock-based compensation awards	(390)	(1,861)	(1,125)
Proceeds from shares issued in connection with employee stock purchase plan	4,922	3,216	—
Proceeds from the issuance of convertible senior notes, net of issuance costs	335,899	—	—
Repayment of other long-term debt	—	—	(73)
Principal payments on capital lease and financing obligations	(1,213)	(1,163)	(1,435)
Proceeds from government grants	—	22	51
Deferred financing costs	—	—	(81)
Net cash provided by financing activities	363,370	16,876	9,822
Effect of foreign exchange rates on cash	287	(393)	183

Net increase in cash and cash equivalents	304,158	17,251	9,052
Cash and cash equivalents at beginning of year	77,584	60,333	51,281
Cash and cash equivalents at end of year	$381,742	$77,584	$60,333

Supplemental cash flow disclosure
Cash paid for interest	$1,692	$1,734	$1,627
Cash paid for income taxes, net of refunds	$371	$67	$42

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$270	$2,192	$—
Purchases of property and equipment, accrued but not paid	$588	$1,287	$—
See accompanying notes.

Tables of Contents
WORKIVA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) provides the world’s leading connected reporting and compliance platform, which is used by thousands of public and private companies, government agencies and higher-education institutions. The Workiva platform offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, the Asia-Pacific region and Canada.
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
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within “Other income, net” on the consolidated statements of operations.

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
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2019 or 2018.
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
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under financing arrangements over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense totaled $3.7 million, $3.4 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Subscription and Support Revenue
We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally twelve to 36 months in duration, are billed either annually or in advance and are non-cancelable. We consider the access to our platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer.
Professional Services Revenue and Customer Options
Professional services revenues primarily consist of fees for document set up, XBRL tagging, and consulting with our customers on business processes and best practices. We have determined that an agreement to purchase these professional services constitutes an option to purchase services in accordance with ASC 606 rather than an agreement that creates enforceable rights and obligations because of the customer's contractual right to cancel services that have not yet been used. In the limited case of agreements where we determined that the option provides the customer with a material right, we allocate a portion of the transaction price to the material right based upon the relative standalone selling price. Professional service agreements that do not contain a material right are accounted for when the customer exercises its option to purchase additional services. Revenue is recognized for document set ups when the service is complete and control has transferred to the customer. Revenues from XBRL tagging and consulting services are recognized as the services are performed.
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
Deferred Revenue
We typically invoice our customers for subscription and support fees annually in advance on one- to three-year contract terms. For contracts with a two or three year term, customers sometimes elect to pay the entire multi-year subscription term in advance. Unpaid invoice amounts for non-cancelable services starting in future periods are included in accounts receivable and deferred revenue. The portion of deferred revenue that we anticipate will be recognized after the succeeding twelve-month period is recorded as non-current deferred revenue, and the remaining portion is recorded as current deferred revenue.
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
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $3.4 million, $2.9 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. We currently have no finance leases.
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

Intangible Assets
We account for intangible assets under Accounting Standards Codification (ASC) 350, Goodwill and Other. Intangible assets consist primarily of legal fees incurred for patents and are recorded at cost and amortized over the useful lives of the assets of ten years, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized.
Accumulated amortization of patents as of December 31, 2019 and 2018 was approximately $592,000 and $320,000, respectively. Future amortization expense for legally approved patents is estimated at $353,000 per year through 2021, $209,000 in 2022, $124,000 in 2023, $110,000 in 2024 and approximately $222,000 thereafter.
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

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition - Revenue from Contracts with Customers (ASU 2014-09), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, we adopted ASU 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized an $8.4 million cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our December 31, 2018 accumulated deficit. The primary impact of adopting the new revenue standard included the deferral of incremental commission cost of obtaining subscription contracts, recording deferred revenue for payments due in advance of our subscription-based contract performance and reclassification of amounts collected in advance related to the purchase of professional services from deferred revenue to accrued expenses and other current liabilities as these agreements constitute a customer option. The comparative information for fiscal year ended December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods.
In February 2016, the FASB issued guidance codified in ASC 842, Leases, which supersedes the guidance in former ASC 840, Leases, to increase transparency and comparability among organizations by requiring recognition of right-of-use assets and lease liabilities on the balance sheet for disclosure of key information about leasing arrangements (with the exception of short-term leases).
In July 2018, the FASB issued an update (ASU 2018-11) to the existing transition guidance that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings for the period of adoption. Effective January 1, 2019, we adopted ASC 842 using this new transition guidance. The comparative information has not been restated and continues to be reported under the accounting standard in effect for those periods.
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
Adoption of the new standard had an impact on our consolidated balance sheets. The most significant impacts related to the recognition of right-of-use assets and lease liabilities for operating leases. The adoption of ASC 842 had no impact on our consolidated statements of operations or total cash flows from operations.

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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The update will become effective for interim and annual periods beginning after December 15, 2019 and may be adopted either retrospectively or prospectively. Early adoption is permitted. We adopted this standard prospectively effective April 1, 2019. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. The standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We plan to adopt this standard on the effective date and do not expect a material impact on our consolidated financials.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard will become effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating whether we will early adopt. The guidance is not expected to have a material impact on our consolidated financial statements.

2. Cash Equivalents and Marketable Securities
At December 31, 2019, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$360,471	$—	$—	$360,471
U.S. treasury debt securities	10,342	8	(1)	10,349
U.S. corporate debt securities	95,706	164	(5)	95,865
	$466,519	$172	$(6)	$466,685
Included in cash and cash equivalents	$360,471	$—	$—	$360,471
Included in marketable securities	$106,048	$172	$(6)	$106,214
At December 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$52,068	$—	$—	$52,068
Commercial paper	7,448	—	—	7,448
U.S. treasury debt securities	2,494	—	(1)	2,493
U.S. corporate debt securities	10,890	—	(67)	10,823
	$72,900	$—	$(68)	$72,832
Included in cash and cash equivalents	$52,068	$—	$—	$52,068
Included in marketable securities	$20,832	$—	$(68)	$20,764
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2019
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$2,020	$(1)	$—	$—
U.S. corporate debt securities	7,065	(4)	2,000	(1)
Total	$9,085	$(5)	$2,000	$(1)
We do not believe any of the unrealized losses represented an other-than-temporary impairment based on our evaluation of available evidence, which includes our intent as of December 31, 2019 to hold these investments until the cost basis is recovered.

3. Supplemental Consolidated Balance Sheet and Statement of Operations Information
Property and Equipment, net
Property and equipment, net as of December 31, 2019 and 2018 consisted of (in thousands):

	As of December 31,
	2019	2018
Buildings	$36,608	$36,608
Computers, equipment and software	8,029	6,602
Furniture and fixtures	8,494	8,839
Vehicles	97	97
Leasehold improvements	7,500	7,678
Construction in process	34	15
	60,762	59,839
Less: accumulated depreciation and amortization	(21,017)	(18,371)
	$39,745	$41,468
The following assets included in property and equipment, net were acquired under financing leases (see Note 6) (in thousands):

	As of December 31,
	2019	2018
Buildings	$36,608	$36,608
	36,608	36,608
Less: accumulated amortization	(7,481)	(6,237)
	$29,127	$30,371
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2019 and 2018 consisted of (in thousands):

	As of December 31,
	2019	2018
Accrued vacation	$8,353	$6,906
Accrued commissions	5,561	7,265
Accrued bonuses	7,121	5,643
Estimated health insurance claims	1,040	1,100
ESPP employee contributions	3,734	2,156
Customer deposits	12,151	7,395
Operating lease liabilities	3,064	—
Accrued other liabilities	8,906	5,888
	$49,930	$36,353

Other Income, net
Other income, net for the years ended December 31, 2019, 2018 and 2017 consisted of (in thousands):

	Year ended December 31,
	2019	2018	2017
Income from training reimbursement program	$—	—	1,578
Gains (losses) on foreign currency transactions	(609)	289	(372)
Other	45	224	(9)
	$(564)	$513	$1,197

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of December 31, 2019 and 2018, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.

Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2019			Fair Value Measurements as of December 31, 2018
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$360,471	$360,471	$—	$52,068	$52,068	$—
Commercial paper	—	—	—	7,448	—	7,448
U.S. treasury debt securities	10,349	—	10,349	2,493	—	2,493
U.S. corporate debt securities	95,865	—	95,865	10,823	—	10,823
	$466,685	$360,471	$106,214	$72,832	$52,068	$20,764

Included in cash and cash equivalents	$360,471			$52,068
Included in marketable securities	$106,214			$20,764
Convertible Senior Notes
As of December 31, 2019, the fair value of our convertible senior notes was $309.2 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 8 to the consolidated financial statements for more information.
5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $29.1 million and $18.7 million for the years ended December 31, 2019 and 2018, respectively. Amortization expense for the deferred costs was $15.2 million and $10.1 million for the years ended December 31, 2019 and 2018, respectively. There were no significant impairment losses in relation to the costs capitalized for the periods presented.
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

Total cash payments due under the arrangement were allocated on a relative fair value basis between rent related to the land lease and debt service payments related to the financing obligation. The portion of the lease payments allocated to the land is treated as an operating lease (see Note 7). The lease contains purchase options to acquire the landlord’s interest in the land lease and building at any time beginning three years from the commencement date of the lease. In addition, the lease requires us upon certain events, such as a change in control, to purchase the building from the landlord.
As of December 31, 2019, future estimated minimum payments under financing arrangements were as follows (in thousands):

Financing Obligations
2020	$2,840
2021	2,840
2022	2,611
2023	1,471
2024	1,471
Thereafter	23,398
Total minimum lease payments	34,631
Less: Amount representing interest	(17,414)
Present value of financing obligations	$17,217
Other Purchase Commitments
We enter into certain non-cancelable agreements with third-party providers for our use of cloud services and cloud infrastructure services in the ordinary course of business. Under these agreements, we are committed to purchase $13.1 million in fiscal year 2020, $10.3 million in fiscal year 2021, and $7.5 million in fiscal year 2022.
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
The components of lease expense recognized under ASC 842 were as follows (in thousands):

Year ended December 31, 2019
Operating lease cost	$3,544
Short-term lease cost	1,324
Variable lease cost	923
$5,791
Under ASC 840, rent expense for the years ended December 31, 2018 and 2017 was $5.6 million and $4.7 million, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,018
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,207
Other supplemental information related to leases was as follows:

As of December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	7.6
Weighted Average Discount Rate
Operating leases	5.7%

As of December 31, 2019, future estimated minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Operating Leases
2020	$4,198
2021	4,327
2022	3,872
2023	3,540
2024	2,751
Thereafter	8,504
Total minimum lease payments	27,192
Less: Amount representing interest	(5,564)
Total	$21,628
In June 2019, we signed an operating lease agreement to lease office space in Amsterdam starting on January 13, 2020 for three years, which was conditional upon termination of our current lease. We will pay the landlord a base rent of approximately $73,000 per month for three floors of a larger building. Subsequently, on November 1, 2019, we entered into an agreement with our current landlord to terminate our lease, effective January 12, 2020.
8. Debt
Other Long-Term Debt
In August 2014, we entered into a credit facility with Silicon Valley Bank, which provided us with a revolving line of credit. Under the agreement, we could borrow up to $15.0 million with interest accrued at the bank’s prime lending rate. In August 2019, we terminated our credit facility with Silicon Valley Bank. No amounts were outstanding at the time of termination.
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
If we undergo a fundamental change (as defined in the indenture), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be. During the three months ended December 31, 2019, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible as of December 31, 2019 and are classified as long-term debt on our condensed consolidated balance sheets.
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
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

December 31, 2019
Liability component:
Principal	$345,000
Unamortized discount	(57,247)
Unamortized issuance costs	(7,152)
Net carrying amount	$280,601

Equity component, net of purchase discounts and issuance costs	$58,560
Interest expense related to the Notes is as follows (in thousands):

Year ended December 31, 2019
Contractual interest expense	$1,444
Amortization of debt discount	2,900
Amortization of issuance costs	362
Total interest expense	$4,706

9. Stockholders’ Equity (Deficit)
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

10. Stock-Based Compensation
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
As of December 31, 2019, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options and restricted stock units. There were no other grants of any other award types under the Plans.
In June 2016 and June 2018, stockholders approved amendments to the 2014 Plan that increased the number of shares available for grant by 3,900,000 and 3,000,000, respectively. As of December 31, 2019, 2,066,342 shares of Class A common stock were available for grant under the 2014 Plan.
Our Employee Stock Purchase Plan (“ESPP”) became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2019, 4,632,233 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2019	2018	2017
Cost of revenue
Subscription and support	$1,554	$700	$738
Professional services	1,725	619	465
Operating expenses
Research and development	8,006	5,842	2,224
Sales and marketing	8,792	5,416	2,983
General and administrative	15,707	18,264	13,066
Total	$35,784	$30,841	$19,476

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
The fair value of our stock options and ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2019	2018	2017
Stock Options
Expected term (in years)	—	—	0.2 - 6.1
Risk-free interest rate	—	—	1.5% - 2.2%
Expected volatility	—	—	23.7% - 43.8%

ESPP
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.9% - 2.6%	1.8% - 2.4%	1.2%
Expected volatility	35.0% - 49.0%	22.2% - 36.4%	28.5%
Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2018	6,400,175	$13.65	6.1	$142,340
Granted	—	—
Forfeited	(50,437)	17.32
Exercised	(1,996,571)	12.10
Outstanding at December 31, 2019	4,353,167	$14.32	5.6	$120,714

Exercisable at December 31, 2019	3,723,394	$13.89	5.3	$104,868

Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $75.6 million, $27.5 million and $9.8 million, respectively.
The weighted-average grant-date fair value of options granted during the year ended 2017 was$6.79. No options were granted during the years ended December 31, 2019 and 2018. The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was approximately $5.8 million, $12.4 million and $10.2 million, respectively. Total unrecognized compensation expense of $3.4 million related to options will be recognized over a weighted-average period of 1.4 years.
Restricted Stock Awards
We have granted restricted stock awards to our executive officers that vest in three equal annual installments from the date of grant. The recipient of an award of restricted stock under the Plan may vote and receive dividends on the shares of restricted stock covered by the award. The fair value for restricted stock awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock awards vested during the years ended December 31, 2018 and 2017 was approximately $2.2 million and $2.7 million respectively. There was no restricted stock award activity under the Plan for the year ended December 31, 2019.
Compensation expense associated with unvested restricted stock awards is recognized on a straight-line basis over the vesting period. At December 31, 2019, there was no unrecognized compensation expense related to restricted stock awards.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018, and 2017 was approximately $8.8 million, $7.7 million, and $3.6 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2018	2,359,261	$23.95
Granted	1,157,679	43.26
Forfeited	(75,349)	32.16
Vested(1)	(402,571)	21.75
Unvested at December 31, 2019	3,039,020	$31.39
(1) During the year ended December 31, 2019, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 256,660 shares had elected to defer settlement of the vested restricted stock units and 274,079 were released from deferral. This resulted in total deferred units of 537,202 as of December 31, 2019.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2019, there was approximately $60.3 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
During the year ended December 31, 2019, 188,390 shares of common stock were purchased under the ESPP at a weighted-average price of $26.13 per share, resulting in cash proceeds of $4.9 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At December 31, 2019, there was approximately $88,478 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.04 years.
11. Accumulated Other Comprehensive Income
The following table summarizes the activity of accumulated other comprehensive income during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income
Balance at December 31, 2016	$298	$(7)	$291
Other comprehensive loss	(159)	(60)	(219)
Balance at December 31, 2017	139	(67)	72
Other comprehensive income	26	—	26
Balance at December 31, 2018	165	(67)	98
Other comprehensive income	13	176	189
Balance at December 31, 2019	$178	$109	$287

12. Geographic Information
Revenues by geographical region consisted of the following (in thousands):

	For the year ended December 31,
	2019	2018	2017
Americas	$286,131	$237,290	$203,655
Other	11,760	7,054	4,214
	$297,891	$244,344	$207,869
Revenues by geography are determined based on the region of our contracting entity, which may be different than the region of the customer. Americas revenue attributed to the United States was approximately 96% during each of the years ended December 31, 2019, 2018, and 2017, respectively. No other country represented more than 10% of total revenue during the years presented.
During the years ended December 31, 2019, 2018 and 2017, substantially all of our long-lived assets were attributable to operations in the United States.
13. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands):

	For the year ended December 31,
	2019	2018
Information technology	$39,417	$31,063
Consumer discretionary	33,658	28,325
Industrials	33,281	28,023
Diversified financials	33,783	27,335
Banks	28,788	23,818
Healthcare	28,100	21,672
Energy	22,551	19,617
Other	78,313	64,491
Total revenues	$297,891	$244,344
The following table presents our revenues disaggregated by type of good or service (in thousands):

	For the year ended December 31,
	2019	2018
Subscription and support	$245,765	$200,392
XBRL professional services	38,734	30,562
Other services	13,392	13,390
Total revenues	$297,891	$244,344

Deferred Revenue
During the year ended December 31, 2019, we recognized $129.4 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2019, revenue of approximately $254.8 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $184.6 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
14. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	For the year ended December 31,
	2019	2018	2017
United States	$(47,235)	$(50,268)	$(44,246)
Foreign	(760)	444	(119)
Total	$(47,995)	$(49,824)	$(44,365)
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2019	2018	2017
Current
State	$59	$48	$42
Foreign	252	203	19
Total Current	$311	$251	$61

Deferred
Federal	$(65)	$(8)	$—
Foreign	(107)	4	—
Total Deferred	$(172)	$(4)	$—

Total	$139	$247	$61
During the years ended December 31, 2019, 2018 and 2017, we recorded a federal income tax benefit of $65,000, $8,000, and $0, respectively. That benefit was primarily related to the allocation of tax expense (benefit) between continuing operations and other comprehensive income (loss) when applying the exception to the ASC 740 intraperiod tax allocation rule. Intraperiod tax allocation rules require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings and then record a related tax benefit in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year.

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Effect of:
Tax benefit at federal statutory rate	$(10,079)	$(10,463)	$(15,528)
State taxes, net of federal benefit	(5,015)	(2,587)	(1,802)
Revaluation of deferred tax items due to tax rate change (federal and state)	—	—	22,880
Revaluation of deferred tax asset for current year net operating loss due to tax rate change	—	—	4,134
Section 162(m) limitations	2,944	1,625	37
Stock-based compensation	(14,728)	(2,327)	(559)
Permanent differences including gain on foreign restructuring, and meals & entertainment	1,103	2,815	5,663
Tax benefit of federal R&D credit	(3,141)	(3,289)	(2,366)
Recognition of excess tax benefits related to share-based payments	—	—	(3,606)
Valuation allowance	29,236	14,044	(8,586)
Other	(181)	429	(206)
Total income tax provision	$139	$247	$61

The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Property and equipment	$6	$18
Accruals and reserves	197	283
Deferred rent	1,599	1,601
Compensation and benefits	16,391	13,925
Deferred revenue	5,973	5,338
Net operating loss and credits	78,983	51,931
Other	1,559	701
Total deferred tax assets	104,708	73,797
Valuation allowance	(86,580)	(72,683)
Total deferred tax assets	18,128	1,114
Deferred tax liabilities:
Property and equipment	(599)	(529)
Convertible Notes	(14,598)	—
Other deferred tax liabilities	(2,822)	(587)
Deferred tax liabilities	(18,019)	(1,116)
Total	$109	$(2)
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net US deferred tax asset at December 31, 2019, because we believe it is more likely than not that these benefits will not be realized.
As of December 31, 2019, we have federal and state net operating loss carryforwards of approximately $250.3 million and $203.8 million, respectively, available to reduce any future taxable income. The federal net operating loss carryforwards will expire in varying amounts beginning in 2034. As a result of the TCJA the federal and some state net operating losses incurred after 2017 will have an indefinite carryforward. The state net operating loss carryforwards will expire in varying amounts beginning in 2021. Additionally, we have total net operating loss carryforwards from international operations of $1.7 million that do not expire. We also have approximately $12.6 million of federal and $2.2 million of state tax credit carryforwards as of December 31, 2019. The federal credits will expire in varying amounts between the years 2034 and 2038. The state credits expire beginning in 2021. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended December 31,
	2019	2018	2017
Unrecognized tax benefits-beginning of period	$182	$191	$168
Additions for tax positions related to prior year	—	—	—
Reductions for tax positions related to prior year	—	—	—
Foreign currency adjustments	(4)	(9)	23
Additions for tax positions related to current year	—	—	—
Unrecognized tax benefits-end of period	$178	$182	$191
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2019, due to the availability of net operating losses.
We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months. Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended December 31, 2019, 2018 and 2017.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, tax years for 2015 through 2018 are subject to examination by the tax authorities. Generally, as of December 31, 2019, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2015. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

15. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our convertible senior notes, outstanding stock options, stock related to unvested restricted stock awards, and common stock issuable pursuant to the ESPP to the extent dilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(38,661)	$(9,473)	$(38,733)	$(11,338)	$(33,016)	$(11,410)

Denominator
Weighted-average common shares outstanding - basic and diluted	37,190,224	9,112,432	33,758,623	9,881,785	30,929,899	10,688,939
Basic and diluted net loss per share	$(1.04)	$(1.04)	$(1.15)	$(1.15)	$(1.07)	$(1.07)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2019	2018	2017
Shares subject to outstanding common stock options	4,353,167	6,400,175	8,145,777
Shares subject to unvested restricted stock awards	—	—	163,332
Shares subject to unvested restricted stock units	3,039,020	2,359,261	574,072
Shares issuable pursuant to the ESPP	76,466	105,583	85,509

Additionally, approximately 4.3 million shares of our Class A common stock underlying the conversion option in the Notes, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. We use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the year ended December 31, 2019, the average market price of our Class A common stock did not exceed the conversion price of the Notes of $80.16 per share.
16. Unaudited Quarterly Results of Operations
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

	Three months ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(in thousands)
Revenue
Subscription and support	$66,148	$63,022	$60,472	$56,123	$53,779	$51,306	$48,837	$46,470
Professional services	14,117	11,157	13,012	13,840	10,656	9,567	10,293	13,436
Total revenue	80,265	74,179	73,484	69,963	64,435	60,873	59,130	59,906
Cost of revenue
Subscription and support	11,946	10,924	10,202	9,809	8,637	8,139	8,637	8,802
Professional services	11,102	10,827	10,475	9,727	8,757	7,520	7,659	7,709
Total cost of revenue	23,048	21,751	20,677	19,536	17,394	15,659	16,296	16,511
Gross profit	57,217	52,428	52,807	50,427	47,041	45,214	42,834	43,395
Operating expenses
Research and development	23,216	22,899	21,795	22,011	20,773	19,984	20,718	20,127
Sales and marketing	33,732	32,990	28,213	25,365	23,011	24,068	22,252	21,006
General and administrative (1)	14,754	12,017	11,226	10,383	11,047	11,864	21,654	11,768
Total operating expenses	71,702	67,906	61,234	57,759	54,831	55,916	64,624	52,901
Loss from operations	(14,485)	(15,478)	(8,427)	(7,332)	(7,790)	(10,702)	(21,790)	(9,506)
Interest income	2,064	1,460	641	492	435	341	279	223
Interest expense	(3,534)	(1,959)	(433)	(440)	(480)	(448)	(449)	(450)
Other income, net	(305)	24	(111)	(172)	318	(138)	213	120
Loss before provision (benefit) for income taxes	(16,260)	(15,953)	(8,330)	(7,452)	(7,517)	(10,947)	(21,747)	(9,613)
Provision (benefit) for income taxes	38	98	(8)	11	204	17	21	5
Net loss	$(16,298)	$(16,051)	$(8,322)	$(7,463)	$(7,721)	$(10,964)	$(21,768)	$(9,618)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.34)	$(0.18)	$(0.17)	$(0.17)	$(0.25)	$(0.50)	$(0.22)
Weighted-average common shares outstanding - basic and diluted	47,058,209	46,731,663	46,166,660	45,229,279	44,472,672	43,973,428	43,234,655	42,858,756
(1) During the second quarter of 2018, we recorded an additional $5.9 million and $3.6 million of cash-based and equity-based compensation, respectively, to general and administrative expense pursuant to a separation agreement with our former CEO.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Short-Term Incentive Plan
On February 13, 2020, the Compensation Committee of our Board of Directors approved the 2020 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2020. The Plan provides executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2020, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a) Directors of the Company.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b) Executive Officers of the Company.
Martin J. Vanderploeg, Ph.D., 63, has served as President and Chief Executive Officer since June 2018, has served as our President and Chief Operating Officer since December 2014 and served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 to December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI’s Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Julie Iskow, 58, has served as Executive Vice President and Chief Operating Officer since October 2019. Prior to Workiva, Ms. Iskow served as Chief Technology Officer of Medidata Solutions, Inc. since April 2015 and was also its Executive Vice President of Product Development since July 2016. Ms. Iskow served as Senior Vice President of Global Product Development at Medidata from April 2015 to July 2016. From December 2013 to March 2015, Ms. Iskow served as Chief Information Officer and Senior Vice President at WageWorks, Inc., and prior to that as its Senior Vice President of Product Development and Vice President of Product Development. Ms. Iskow has also served as Vice President of Engineering at Asyst Technologies and GW Associates, Inc. Prior to joining GW Associates, she was a member of the faculty at the University of Vermont. Ms. Iskow earned a B.S. degree from U.C. Berkeley and an M.S. degree from U.C. Davis. Since May of 2019, Ms. Iskow has been an independent director of Vocera Communications, Inc. and is a member of its Governance and Nominating Committee.
Jeffrey D. Trom, Ph.D., 59, has served as Executive Vice President and Chief Technology Officer since December 2014 and served as a Managing Director and Chief Technology Officer of Workiva LLC from 2008 to December 2014. He has over 20 years of experience working with information technology and development. Prior to founding Workiva, Mr. Trom was a founder of EAI and served as EAI’s Vice President from 1990 and as Chief Technology Officer in charge of software architecture, development and deployment from 1999 until EAI was acquired by Unigraphics Solutions in 2000. Thereafter, Mr. Trom served as a technical consultant for various technology companies, including Electronic Data Systems from 2000 to 2002. He is president of the board of Middle Creek Montessori, a non-profit school in Bozeman, Montana. Mr. Trom earned a B.S. and M.S. in Mechanical Engineering from University of Iowa and a Ph.D. in Mechanical Engineering from Iowa State University.
J. Stuart Miller, 59, has served as our Executive Vice President and Chief Financial Officer since December 2014. He also served as our Treasurer from December 2014 to June 2017 and served as Chief Financial Officer of Workiva LLC from April 2014 to December 2014. He has over 25 years of experience advising on mergers and acquisitions and capital raising for various companies. Prior to joining Workiva in April 2014, Mr. Miller was a Managing Director of Colonnade Advisors, a mergers and acquisitions advisory firm that he founded in 1999. Previously, he was a Managing Director in the Investment Banking Department of J.P. Morgan. Mr. Miller joined J.P. Morgan from Credit Suisse First

Boston, where he had worked in the Investment Banking Department. He earned a B.A. from Washington & Lee University and an M.B.A. from Harvard Business School.
Troy M. Calkins, 53, Mr. Calkins has served as our Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary since November 2017, after previously serving as our Executive Vice President, General Counsel and Secretary since December 2014. He also served as General Counsel of Workiva LLC from February 2014 to December 2014. Prior to joining Workiva, he was a partner at Drinker Biddle & Reath LLP, where he spent 19 years in the firm’s Corporate and Securities Practice Group. His practice focused on counseling both private and public companies on legal strategy, corporate compliance and governance, and private and public securities offerings. He earned a B.A. from Michigan State University and a J.D. from the University of Michigan Law School.
Scott Ryan, 48, Mr. Ryan has served as our Executive Vice President and Chief Revenue Officer since August 2018, served as our Executive Vice President of Global Sales from March 2017 to August 2018, and served as our Vice President of Global Sales from August 2016 to March 2017. Prior to Workiva, Mr. Ryan was employed by IBM in various sales leadership positions from April 2005 to August 2016, most recently as the Vice President of North America Cyber Security Sales. Prior to IBM, he held software sales and leadership positions at various levels at Interwoven and SAS Institute. Mr. Ryan also served as a U.S. Army officer. He earned a B.S. in System Engineering from the U.S. Military Academy at West Point and an M.B.A. from the Darden School of Business at the University of Virginia.
Mitz Banarjee, 41, Mr. Banarjee has served as our Executive Vice President and Chief Customer Officer since August 2018. Previously, Mr. Banarjee served as our Executive Vice President of Global Operations from August 2017 to August 2018, Executive Vice President of Global Client Services from March to August 2017, Vice President of Global Client Services from March 2015 to March 2017 and Director of Customer First Culture from December 2014 to February 2015. He also served Workiva LLC as Director of Customer First Culture from March 2012 to December 2014 and Director of Customer Operations from March 2010 to February 2012. Prior to Workiva, Mr. Banarjee was Director of Client Services at Yodle (acquired by Web.com in 2016). Previously, he managed customer relationship teams at AT&T and AOL. He earned a B.A. in Information Systems from the University of Lincoln in England, UK.
c) Delinquent Section 16(a) Reports.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d)  Code of Ethics.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e) Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
3.Exhibits:

Exhibit Number	Description

3.01	Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

3.02	Bylaws of Workiva Inc., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

4.01	Form of the Company’s Class A common stock certificate, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

4.02
Indenture, dated August 16, 2019, between Workiva Inc. and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16, 2019.

4.03	Form of 1.125% Convertible Senior Note due 2026, incorporated by reference from Exhibit A to the Indenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16, 2019.

4.04	Form of senior indenture, incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on August 3, 2017.

4.05	Form of subordinated indenture, incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on August 3, 2017.

4.06	Description of Capital Stock

10.01*	Amended and Restated Workiva Inc. 2009 Unit Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.02*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

10.03*
Form of Nonqualified Stock Option Grant for Executive Officers under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.04*
Form of Restricted Stock Grant for Executive Officers under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.05*
Form of Restricted Stock Grant for Non-Employee Directors under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

Exhibit Number	Description

10.06*	Form of Employment Agreement, incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

10.07*	Form of Indemnification Agreement, incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

10.08
Sublease Agreement, dated December 19, 2011, as amended October 2, 2013, between the Company and 2900 University, LLC, incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.09
Google Cloud Platform License Agreement, dated July 24, 2014, between the Company and Google Inc., incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.10*
Workiva Inc. Nonqualified Deferred Compensation Plan effective as of January 14, 2016, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2016.

10.11*
Form of Workiva Inc. Restricted Stock Unit Agreement for service-vesting restricted stock units under the Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.12*
Form of Workiva Inc. Restricted Stock Unit Agreement for service-vesting restricted stock units issuable to non-employee directors under the Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2016.

10.13*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2016.

10.14*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2018.

10.15*
Amendment No. 1 to the Workiva Inc. Nonqualified Deferred Compensation Plan., incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.16*
Employment agreement, dated September 6, 2019, between the Company and Julie Iskow, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2019.

21.01	List of Subsidiaries of the Company.

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.01	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.01	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.02	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February, 2020.

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

Signature	Title	Date

/s/ Martin J. Vanderploeg, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020
Martin J. Vanderploeg, Ph.D.

/s/ J. Stuart Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020
J. Stuart Miller

/s/ Jill Klindt	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Jill Klindt

/s/ Eugene S. Katz	Director	February 20, 2020
Eugene S. Katz

/s/ Michael M. Crow, Ph.D.	Director	February 20, 2020
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 20, 2020
Robert H. Herz

/s/ David S. Mulcahy	Director	February 20, 2020
David S. Mulcahy

/s/ Suku Radia	Director	February 20, 2020
Suku Radia

/s/ Brigid A. Bonner	Director	February 20, 2020
Brigid A. Bonner

S-1