Form 10-Q
period 2020-03-31
WORKIVA INC
filed 2020-04-30
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2020, there were approximately 38,583,904 shares of the registrant's Class A common stock and 8,555,596 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.  Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of March 31, 2020	As of December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$393,434	$381,742
Marketable securities	102,589	106,214
Accounts receivable, net of allowance for doubtful accounts of $890 and $866 at March 31, 2020 and December 31, 2019, respectively	45,522	60,228
Deferred commissions	12,554	14,108
Other receivables	2,683	2,432
Prepaid expenses and other	8,452	6,508
Total current assets	565,234	571,232

Property and equipment, net	39,231	39,745
Operating lease right-of-use assets	18,358	15,352
Deferred commissions, non-current	15,751	14,977
Intangible assets, net	1,639	1,651
Other assets	3,503	3,439
Total assets	$643,716	$646,396

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of March 31, 2020	As of December 31, 2019
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,501	$7,057
Accrued expenses and other current liabilities	42,762	49,930
Deferred revenue	172,369	173,617
Current portion of financing obligations	1,361	1,328
Total current liabilities	221,993	231,932

Convertible senior notes, net	282,798	280,601
Deferred revenue, non-current	31,626	32,569
Other long-term liabilities	1,569	1,498
Operating lease liabilities, non-current	20,422	18,564
Financing obligations, non-current	15,536	15,889
Total liabilities	573,944	581,053

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 38,489,807 and 38,043,444 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	38	38
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 8,555,596 and 8,595,596 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	9	9
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	435,181	420,170
Accumulated deficit	(365,734)	(355,161)
Accumulated other comprehensive income	278	287
Total stockholders’ equity	69,772	65,343
Total liabilities and stockholders’ equity	$643,716	$646,396

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended March 31,
	2020	2019
Revenue
Subscription and support	$68,361	$56,123
Professional services	17,440	13,840
Total revenue	85,801	69,963
Cost of revenue
Subscription and support	12,153	9,809
Professional services	10,243	9,727
Total cost of revenue	22,396	19,536
Gross profit	63,405	50,427
Operating expenses
Research and development	22,994	22,011
Sales and marketing	36,117	25,365
General and administrative	13,448	10,383
Total operating expenses	72,559	57,759
Loss from operations	(9,154)	(7,332)
Interest income	1,706	492
Interest expense	(3,554)	(440)
Other income (expense), net	718	(172)
Loss before provision for income taxes	(10,284)	(7,452)
Provision for income taxes	289	11
Net loss	$(10,573)	$(7,463)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.17)
Weighted-average common shares outstanding - basic and diluted	47,545,703	45,229,279

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended March 31,
	2020	2019
Net loss	$(10,573)	$(7,463)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax expense of $0 and $3 for the three months ended March 31, 2020 and 2019, respectively	(51)	9
Unrealized gain on available-for-sale securities, net of income tax benefit (expense) of $0 and $(15) for the three months ended March 31, 2020 and 2019, respectively	42	43
Other comprehensive (loss) income, net of tax	(9)	52
Comprehensive loss	$(10,582)	$(7,411)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

Three months ended March 31, 2020
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(355,161)	$65,343
Stock-based compensation expense	—	—	9,936	—	—	9,936
Issuance of common stock upon exercise of stock options	225		2,794	—	—	2,794
Issuance of common stock under employee stock purchase plan	94	—	3,660	—	—	3,660
Issuance of restricted stock units	117	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(30)	—	(1,379)	—	—	(1,379)
Net loss	—	—	—	—	(10,573)	(10,573)
Other comprehensive loss	—	—	—	(9)	—	(9)
Balances at March 31, 2020	47,045	$47	$435,181	$278	$(365,734)	$69,772

Three months ended March 31, 2019
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Stock-based compensation expense	—	—	8,193	—	—	8,193
Issuance of common stock upon exercise of stock options	961	1	11,054	—	—	11,055
Issuance of common stock under employee stock purchase plan	101	—	2,149	—	—	2,149
Issuance of restricted stock units	25	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Net loss	—	—	—	—	(7,463)	(7,463)
Other comprehensive income	—	—	—	52	—	52
Balances at March 31, 2019	45,121	$45	$318,151	$150	$(314,490)	$3,856

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(10,573)	$(7,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,142	903
Stock-based compensation expense	9,936	8,193
Provision for (recovery of) doubtful accounts	40	(187)
Amortization (accretion) of premiums and discounts on marketable securities, net	101	(81)
Amortization of debt discount and issuance costs	2,197	—
Deferred income tax	—	(18)
Changes in assets and liabilities:
Accounts receivable	14,265	14,818
Deferred commissions	603	(2,029)
Operating lease right-of-use asset	1,098	668
Other receivables	(253)	(214)
Prepaid expenses and other	(1,955)	(3,236)
Other assets	(74)	(1,464)
Accounts payable	(1,382)	(1,562)
Deferred revenue	(1,228)	1,987
Operating lease liability	(1,145)	(655)
Accrued expenses and other liabilities	(8,023)	(4,541)
Net cash provided by operating activities	4,749	5,119

Cash flows from investing activities
Purchase of property and equipment	(688)	(1,743)
Purchase of marketable securities	(20,832)	(22,155)
Sale of marketable securities	11,423	—
Maturities of marketable securities	12,975	7,390
Purchase of intangible assets	(77)	(84)
Net cash provided by (used in) investing activities	2,801	(16,592)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended March 31,
	2020	2019

Cash flows from financing activities
Proceeds from option exercises	2,794	11,055
Taxes paid related to net share settlements of stock-based compensation awards	(1,379)	(390)
Proceeds from shares issued in connection with employee stock purchase plan	3,660	2,149
Principal payments on financing obligations	(320)	(294)
Net cash provided by financing activities	4,755	12,520
Effect of foreign exchange rates on cash	(613)	105

Net increase in cash and cash equivalents	11,692	1,152
Cash and cash equivalents at beginning of period	381,742	77,584
Cash and cash equivalents at end of period	$393,434	$78,736

Supplemental cash flow disclosure
Cash paid for interest	$2,320	$464
Cash paid for income taxes, net of refunds	$159	$233

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$124	$—
See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation (together with its wholly-owned subsidiaries, the “Company” or “we” or “us”), provides the world’s leading connected reporting and compliance platform, which is used by thousands of public and private companies, government agencies and higher-education institutions. The Workiva platform offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, the Asia-Pacific region and Canada.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September, although our transition to a virtual event in 2020 may partially mitigate this trend. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 20, 2020.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current accounting guidance and requires the measurement of all expected losses based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, we are required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. The standard became effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. Effective January 1, 2020, we adopted this standard. The adoption of this new standard did not have a material impact on our consolidated financial statements.
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Accrued vacation	$9,430	$8,353
Accrued commissions	2,791	5,561
Accrued bonuses	4,122	7,121
Estimated health insurance claims	1,089	1,040
ESPP employee contributions	2,114	3,734
Customer deposits	11,818	12,151
Operating lease liabilities	4,341	3,064
Accrued other liabilities	7,057	8,906
	$42,762	$49,930

3. Cash Equivalents and Marketable Securities
At March 31, 2020, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$367,978	$—	$—	$367,978
Commercial paper	2,961	—	—	2,961
U.S. treasury debt securities	20,888	283	—	21,171
U.S. corporate debt securities	78,532	49	(124)	78,457
	$470,359	$332	$(124)	$470,567
Included in cash and cash equivalents	$367,978	$—	$—	$367,978
Included in marketable securities	$102,381	$332	$(124)	$102,589

At December 31, 2019, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$360,471	$—	$—	$360,471
U.S. treasury debt securities	10,342	8	(1)	10,349
U.S. corporate debt securities	95,706	164	(5)	95,865
	$466,519	$172	$(6)	$466,685
Included in cash and cash equivalents	$360,471	$—	$—	$360,471
Included in marketable securities	$106,048	$172	$(6)	$106,214
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2020
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. corporate debt securities	$48,338	$(124)	$—	$—
Total	$48,338	$(124)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2020, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2020, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2020			Fair Value Measurements as of December 31, 2019
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$367,978	$367,978	$—	$360,471	$360,471	$—
Commercial paper	2,961	—	2,961	—	—	—
U.S. treasury debt securities	21,171	—	21,171	10,349	—	10,349
U.S. corporate debt securities	78,457	—	78,457	95,865	—	95,865
	$470,567	$367,978	$102,589	$466,685	$360,471	$106,214

Included in cash and cash equivalents	$367,978			$360,471
Included in marketable securities	$102,589			$106,214

Convertible Senior Notes
As of March 31, 2020, the fair value of our convertible senior notes was $269.4 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
5. Convertible Senior Notes
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
If we undergo a fundamental change (as defined in the indenture), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be. During the three months ended March 31, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible during the three months ended March 31, 2020 and are classified as long-term debt on our condensed consolidated balance sheets.
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
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	March 31, 2020	December 31, 2019
Liability component:
Principal	$345,000	$345,000
Unamortized discount	(55,294)	(57,247)
Unamortized issuance costs	(6,908)	(7,152)
Net carrying amount	$282,798	$280,601

Equity component, net of purchase discounts and issuance costs	$58,560	$58,560
Interest expense related to the Notes is as follows (in thousands):

Three Months Ended March 31, 2020
Contractual interest expense	$970
Amortization of debt discount	1,953
Amortization of issuance costs	244
Total interest expense	$3,167

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
7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, options to purchase Class A common stock and Employee Stock Purchase Plan (“ESPP”) purchase rights.
As of March 31, 2020, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
As of March 31, 2020, 1,534,427 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of March 31, 2020, 4,538,213 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2020	2019
Cost of revenue
Subscription and support	$431	$357
Professional services	425	409
Operating expenses
Research and development	1,583	1,900
Sales and marketing	2,736	1,964
General and administrative	4,761	3,563
Total	$9,936	$8,193

Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2019	4,353,167	$14.32	5.6	$120,714
Granted	—	—
Forfeited	(21,735)	20.50
Exercised	(225,310)	12.40
Outstanding at March 31, 2020	4,106,122	$14.39	5.4	$73,653

Exercisable at March 31, 2020	3,703,584	$14.01	5.2	$67,834
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $6.6 million and $34.3 million, respectively.
No options were granted during the three months ended March 31, 2020 and 2019. The total fair value of options vested during the three months ended March 31, 2020 and 2019 was approximately $1.4 million and $2.7 million, respectively. Total unrecognized compensation expense of $2.5 million related to options will be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the three months ended March 31, 2020 and 2019 was approximately $7.8 million and $4.3 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2019	3,039,020	$31.39
Granted	636,445	45.69
Forfeited	(53,456)	32.91
Vested(1)	(286,338)	27.23
Unvested at March 31, 2020	3,335,671	$34.47
(1) During the three months ended March 31, 2020, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 168,966 shares had elected to defer settlement of the vested restricted stock units and no shares were released from deferral. This resulted in total deferred units of 706,168 as of March 31, 2020.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At March 31, 2020, there was approximately $79.0 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.
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
The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three months ended March 31,
	2020	2019
Expected term (in years)	0.5	0.5
Risk-free interest rate	1.5%	2.6%
Expected volatility	40.6%	48.6%
During the three months ended March 31, 2020, 94,020 shares of common stock were purchased under the ESPP at a weighted-average price of $38.93 per share, resulting in cash proceeds of $3.7 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At March 31, 2020, there was approximately $750,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended March 31,
	2020	2019
Information technology	$11,090	$9,162
Diversified financials	9,867	7,438
Consumer discretionary	9,437	7,979
Industrials	9,224	7,792
Banks	8,501	6,678
Healthcare	8,420	6,584
Energy	6,424	5,644
Other	22,838	18,686
Total revenues	$85,801	$69,963
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended March 31,
	2020	2019
Subscription and support	$68,361	$56,123
XBRL professional services	13,432	11,410
Other services	4,008	2,430
Total revenues	$85,801	$69,963
Deferred Revenue
We recognized $63.6 million and $51.3 million of revenue during the three months ended March 31, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2020, we expect revenue of approximately $269.2 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $187.4 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2020		March 31, 2019
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(8,662)	$(1,911)	$(5,898)	$(1,565)

Denominator
Weighted-average common shares outstanding - basic and diluted	38,952,305	8,593,398	35,746,572	9,482,707
Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.17)	$(0.17)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2020	March 31, 2019
Shares subject to outstanding common stock options	4,106,122	5,430,220
Shares subject to unvested restricted stock units	3,335,671	2,700,493
Shares issuable pursuant to the ESPP	107,331	92,664
Additionally, approximately 4.3 million shares of our Class A common stock underlying the conversion option in the Notes, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. We use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the year ended March 31, 2020, the average market price of our Class A common stock did not exceed the conversion price of the Notes of $80.16 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2020. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva provides the world’s leading connected reporting and compliance platform, which is used by thousands of public and private companies, government agencies and higher-education institutions. The Workiva platform offers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Our users can connect narrative with their data, which greatly improves insight into their financial, regulatory, management and compliance reports. As of March 31, 2020, 3,507 organizations, including nearly 75% of Fortune 500® companies, subscribed to our platform.(1)
(1) Claim not confirmed by FORTUNE or Fortune Media IP Limited. FORTUNE® and FORTUNE 500® are registered trademarks of Fortune Media IP Limited and are used under license. FORTUNE and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Workiva Inc.
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
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. At March 31, 2020, over 75% of our subscription revenue was priced on a solution-based licensing model. We charge customers additional fees primarily for document setup and XBRL tagging services.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,595 at March 31, 2020 from 1,357 at March 31, 2019, an increase of 17.5%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $85.8 million during the three months ended March 31, 2020 from $70.0 million during the three months ended March 31, 2019, an increase of 22.6%. We incurred net losses of $10.6 million and $7.5 million during the three months ended March 31, 2020 and March 31, 2019, respectively.
Converting existing customer orders to a solution-based licensing model contributed to the acceleration of growth in our subscription revenue in 2019. This conversion also contributed to the improvement in our subscription and support revenue retention rate including add-ons for the same period. The benefit of this contribution began to wane in the fourth quarter of 2019. Accordingly, we will need to find new sources of revenue to sustain our growth rate in future periods. To maintain our revenue growth for the longer term, we have been accelerating our investments in talent, processes and technology, particularly for expansion in EMEA, integrated risk, statutory reporting and Wdata. If these investments do not meet our expectations, we may be unable to sustain our revenue growth rate. We expect these investments to increase operating losses in absolute terms and as a percentage of revenue, ahead of any incremental revenue contribution they may generate.
Impact of COVID-19
A pandemic of respiratory disease (abbreviated "COVID-19") began to spread globally, including to the United States, in early 2020. The World Health Organization has declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions and in some cases, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. It is currently unclear if and how the Company will benefit from the CARES Act, but we continue to examine the impacts the CARES Act may have on our business, results of operations, financial condition or liquidity.
We cannot fully predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. We have adopted several measures in response to the COVID-19 outbreak, including instructing employees to work from home, restricting non-critical business travel by our employees, and canceling in-person marketing events (including our annual user conference in September 2020) and replacing them with digital events. Notwithstanding these measures, we have been able to continue to meet the needs of our customers, keeping our platform fully operational and delivering the services contracted by our customers.

As a result of the work and travel restrictions related to the ongoing COVID-19 outbreak, substantially all of our sales activities are being conducted remotely. While we continue to enter into contracts with new and existing customers, we believe that the COVID-19 outbreak has had a negative impact on our sales activities. As of the date of this report, we are not yet able to fully quantify the extent of the negative impact on our ability to attract, retain or upsell customers, but we believe a number of customers and prospects have delayed purchasing decisions as result of the COVID-19 outbreak. Furthermore, in response to the COVID-19 outbreak existing and potential customers may ultimately choose to reduce technology spending or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results and financial condition. Because our platform is offered as a subscription-based service, the effects of the outbreak may not be fully reflected in our operating results until future periods.
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
Pursue New Customers. We sell to organizations that manage large, complex processes with many contributors and disparate sets of business data. We market our platform to professionals in the areas of: finance and accounting, regulatory reporting, management and performance reporting, integrated risk management, and global statutory reporting. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September, although our transition to a virtual event in 2020 may partially mitigate this trend. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
Key Performance Indicators

	Three months ended March 31,
	2020	2019

	(dollars in thousands)
Financial metrics
Total revenue	$85,801	$69,963
Percentage increase in total revenue	22.6%	16.8%
Subscription and support revenue	$68,361	$56,123
Percentage increase in subscription and support revenue	21.8%	20.8%
Subscription and support as a percent of total revenue	79.7%	80.2%

	As of March 31,
	2020	2019
Operating metrics
Number of customers	3,507	3,366
Subscription and support revenue retention rate	94.5%	95.7%
Subscription and support revenue retention rate including add-ons	110.9%	110.7%
Number of customers with annual contract value $100k+	670	493
Number of customers with annual contract value $150k+	308	207
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers.

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
Our subscription and support revenue retention rate was 94.5% as of March 31, 2020, down modestly from the rate as of March 31, 2019. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or otherwise ceasing to file SEC reports accounted for just under half of our revenue attrition in the latest quarter.
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
Our subscription and support revenue retention rate including add-ons was 110.9% as of the quarter ended March 31, 2020, up from 110.7% as of March 31, 2019.
Annual contract value. Our annual contract value for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2020 and 2019, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2020	2019

	(in thousands)
Revenue
Subscription and support	$68,361	$56,123
Professional services	17,440	13,840
Total revenue	85,801	69,963
Cost of revenue
Subscription and support(1)	12,153	9,809
Professional services(1)	10,243	9,727
Total cost of revenue	22,396	19,536
Gross profit	63,405	50,427
Operating expenses
Research and development(1)	22,994	22,011
Sales and marketing(1)	36,117	25,365
General and administrative(1)	13,448	10,383
Total operating expenses	72,559	57,759
Loss from operations	(9,154)	(7,332)
Interest income	1,706	492
Interest expense	(3,554)	(440)
Other income and (expense), net	718	(172)
Loss before provision for income taxes	(10,284)	(7,452)
Provision for income taxes	289	11
Net loss	$(10,573)	$(7,463)
(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2020	2019

	(in thousands)
Cost of revenue
Subscription and support	$431	$357
Professional services	425	409
Operating expenses
Research and development	1,583	1,900
Sales and marketing	2,736	1,964
General and administrative	4,761	3,563
Total stock-based compensation expense	$9,936	$8,193

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2020	2019
Revenue
Subscription and support	79.7%	80.2%
Professional services	20.3	19.8
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	14.2	14.0
Professional services	11.9	13.9
Total cost of revenue	26.1	27.9
Gross profit	73.9	72.1
Operating expenses
Research and development	26.8	31.5
Sales and marketing	42.1	36.3
General and administrative	15.7	14.8
Total operating expenses	84.6	82.6
Loss from operations	(10.7)	(10.5)
Interest income	2.0	0.7
Interest expense	(4.1)	(0.6)
Other income and (expense), net	0.8	(0.2)
Loss before provision for income taxes	(12.0)	(10.6)
Provision for income taxes	0.3	—
Net loss	(12.3)%	(10.6)%
Comparison of Three Months Ended March 31, 2020 and 2019
Revenue

	Three months ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Revenue
Subscription and support	$68,361	$56,123	21.8%
Professional services	17,440	13,840	26.0%
Total revenue	$85,801	$69,963	22.6%
Total revenue increased $15.8 million for the three months ended March 31, 2020 compared to the same quarter a year ago due primarily to a $12.2 million increase in subscription and support revenue. Growth in subscription and support revenue in the first quarter was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC reporting, global statutory reporting, risk and controls, and financial and managerial reporting. Additionally, professional services revenue increased $3.6 million due to migrating customers to inline XBRL, additional setup and consulting revenue, and typical organic growth in XBRL professional services. The total number of our customers expanded 4.2% from March 31, 2019 to March 31, 2020.

Cost of Revenue

	Three months ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$12,153	$9,809	23.9%
Professional services	10,243	9,727	5.3%
Total cost of revenue	$22,396	$19,536	14.6%
Cost of revenue increased $2.9 million in the three months ended March 31, 2020 compared to the same quarter a year ago due primarily to $2.5 million in higher cash-based compensation and benefits due mostly to increased headcount. The increase in headcount was the result of our continued investment in and support of our new platform and solutions.
Operating Expenses

	Three months ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Operating expenses
Research and development	$22,994	$22,011	4.5%
Sales and marketing	36,117	25,365	42.4%
General and administrative	13,448	10,383	29.5%
Total operating expenses	$72,559	$57,759	25.6%
Research and Development
Research and development expenses increased $1.0 million in the three months ended March 31, 2020 compared to the same quarter a year ago due primarily to $1.3 million in higher cash-based compensation and benefits.
Sales and Marketing
Sales and marketing expenses increased $10.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to $8.8 million in higher cash-based compensation and benefits, $0.8 million in additional stock-based compensation, and a $0.5 million increase related to consulting and recruiting. Headcount in sales and marketing increased 34.9% in the quarter ended March 31, 2020 compared to the same quarter a year ago. We expect to continue our investments in sales and marketing to help drive revenue growth.
General and Administrative
General and administrative expenses increased $3.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due primarily to $0.9 million in higher cash-based compensation and benefits and $1.2 million in additional stock-based compensation. Headcount in general and administrative increased 26.1% compared to the same quarter a year ago.

Non-Operating Income (Expenses)

	Three months ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Interest income	$1,706	$492	246.7%
Interest expense	(3,554)	(440)	707.7%
Other income and (expense), net	718	(172)	(517.4)%
Interest Income, Interest Expense and Other Income and (Expense), Net
During the three months ended March 31, 2020, interest income increased $1.2 million compared to the same quarter a year ago due to increase amounts in our investment accounts. Interest expense increased $3.1 million during the same time period due to the issuance of our senior convertible notes.
During the three months ended March 31, 2020, other income and (expense), net increased $0.9 million compared to the same quarter a year ago due primarily to gains on foreign currency transactions.
Liquidity and Capital Resources

	Three months ended March 31,
	2020	2019

	(in thousands)
Cash flow provided by operating activities	$4,749	$5,119
Cash flow provided by (used in) investing activities	2,801	(16,592)
Cash flow provided by financing activities	4,755	12,520
Net increase in cash and cash equivalents, net of impact of exchange rates	$11,692	$1,152
As of March 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $496.0 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026 (the "Notes"). The Notes are senior, unsecured obligations and bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.

Operating Activities
For the three months ended March 31, 2020, cash provided by operating activities was $4.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $10.6 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $9.9 million of stock-based compensation expense, $2.2 million for the amortization of our debt discount and issuance costs and a $1.9 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $14.3 million decrease in accounts receivable and a $0.6 million decrease in deferred commissions partially offset by a $2.0 million increase in prepaid expenses, a $1.4 million decrease in accounts payable, a $1.2 million decrease in deferred revenue, and an $8.0 million decrease in accrued expenses and other liabilities. The decrease in deferred revenue was due primarily to amounts excluded at March 31, 2020 related to contracts posing higher credit risk related to COVID-19. Deferred commissions decreased due to the sales cycle slowing at the end of the quarter from the effects of COVID-19. Decreases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in accrued expenses and other liabilities were attributable primarily to the timing of our payment of annual bonuses. The increase in prepaid expenses was due primarily to timing of payments relating to cloud infrastructure services and subscriptions.
For the three months ended March 31, 2019, cash provided by operating activities was $5.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.5 million, adjusted for non-cash charges of $0.9 million for depreciation and amortization of our property and equipment and intangible assets, $8.2 million of stock-based compensation expense, and a $3.8 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $14.8 million decrease in accounts receivable and a $2.0 million increase in deferred revenue offset partially by a $2.0 million increase in deferred commissions, a $3.2 million increase in prepaid expenses and other, a $1.5 million increase in other assets, a $4.5 million decrease in accrued expenses and other liabilities and a $1.6 million decrease in accounts payable. Customer growth accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. Deferred commissions increased due primarily to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The decreases in accounts receivable, accounts payable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increases in prepaid expenses and other assets were due primarily to timing of payments relating to cloud infrastructure services and our annual user conference.
Investing Activities
Cash provided by investing activities of $2.8 million for the three months ended March 31, 2020 was due primarily to $13.0 million from maturities of marketable securities and $11.4 million from the sale of marketable securities, partially offset by $20.8 million in purchases of marketable securities and $0.7 million of capital expenditures. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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

Financing Activities
Cash provided by financing activities of $4.8 million for the three months ended March 31, 2020 was due primarily to $2.8 million in proceeds from option exercises and $3.7 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $1.4 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $12.5 million for the three months ended March 31, 2019 was due primarily to $11.1 million in proceeds from option exercises and $2.1 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $0.4 million in taxes paid related to net share settlements of stock-based compensation awards.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020.
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
During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposures to market risk have not changed materially since December 31, 2019.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than the items noted below, there have been no material changes during fiscal 2020 to the risk factors that were included in the Form 10-K.
The COVID-19 pandemic has adversely impacted our business, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. While it remains a developing situation, the pandemic and any quarantines, interruptions in travel and business disruptions with respect to us, our customers or partners have had and will continue to have an impact on our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our business is highly uncertain and will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted.
As a result of the work and travel restrictions related to the ongoing COVID-19 outbreak, substantially all of our sales activities are being conducted remotely. While we continue to enter into contracts with new and existing customers, we believe that the COVID-19 outbreak has had a negative impact on our sales activities. As of the date of this report, we are not yet able to quantify the extent of the negative impact on our ability to attract, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results and financial condition. Because our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.
Furthermore, the COVID-19 pandemic and measures taken to reduce its spread may affect other aspects of our business, including:
•an economic downturn generally, and a decrease in short- or long-term demand for our software specifically, as a result of widespread business shutdowns or slowdowns;
•more difficult and more expensive travel for our employees, partners and customers, ultimately affecting the sales of our software and services;
•deterioration of financial markets leading to negative impacts on our investment portfolio;

•increased volatility in our industry due to heightened uncertainty;
•the increase in business failures among businesses that we serve;
•our customers’ ability to pay for our products and services; and
•our ability to attract, retain or upsell customers, including as a result of our employees working remotely and/or closures of offices and facilities.
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
•general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the ongoing COVID-19 pandemic;
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
Our ability to deliver our solutions is dependent on the development and maintenance of the internet and other telecommunications services by third parties. Such services include maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet access and services and reliable telecommunications systems that connect our operations. While our solutions are designed to operate without interruption, we may experience interruptions and delays in services and availability from time to time. For example, the rapid spread of COVID-19 globally in early 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of third party providers’ businesses. We rely on systems as well as third-party vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solutions. We do not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with our customers.
Because our platform is offered on a subscription basis, we are required to recognize revenue for it over the term of the subscription. As a result, downturns or upturns in sales may not be immediately reflected in our operating results.
We generally recognize subscription and support revenue from customers ratably over the terms of their subscription agreements, which are typically on a quarterly or annual cycle and automatically renew for additional periods. As a result, a substantial portion of the revenue we report in each quarter will be derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be immediately reflected in our revenue results for that quarter. Such a decline, however, would negatively affect our revenue in future quarters. Accordingly, the effect of any significant downturns in sales and market acceptance of our solutions and potential changes in our rate of renewals, including changes as a result of the ongoing COVID-19 pandemic, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, we may be unable to adjust our cost structure to reflect the changes in revenue, which could adversely affect our operating results.
We cannot accurately predict subscription renewal or upgrade rates and the impact these rates may have on our future revenue and operating results.
Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Our customers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period. While we have historically maintained a subscription and support revenue retention rate of greater than 94%, we may be unable to maintain this historical rate and we may be unable to accurately predict our subscription and support revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or fewer users. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. Furthermore, the ongoing COVID-19 pandemic may impact our customers’ ability to renew their subscriptions for our service or pay us in accordance with their current subscriptions. If our customers do not renew their subscriptions for our service, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and services, more subscriptions or enhanced editions of our services to our current customers, which may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. If our efforts to sell additional solutions and services to our customers are not successful, our growth and operations may be impeded. In addition, any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.
Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. Global financial developments, downturns and global health crises or pandemics may harm us, including disruptions or restrictions on our employees’ ability to work and travel. In general, weakened global economic conditions, including those from the ongoing COVID-19 pandemic, make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately. These conditions could cause our customers or prospective customers to reevaluate their decision to purchase our solutions. Weak global economic conditions or a reduction in technology spending even if conditions improve, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth.
Our sales cycle is unpredictable. As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, and we may encounter pricing pressure, which could harm our business and operating results.
The cost and length of our sales cycle varies by customer and is unpredictable. As we target more of our sales efforts at selling additional solutions to larger enterprise customers, we may face greater costs, longer sales cycles and less predictability in completing some of our sales. These types of sales often require us to provide greater levels of education regarding the use and benefits of our service. In addition, larger customers may demand more document setup services, training and other professional services. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions. Furthermore, as a result of the ongoing COVID-19 pandemic, many enterprises have limited travel and in person meetings and implemented other restrictions that could make the sales process more lengthy and difficult.
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
•issues resulting from operations in locations with a higher incidence of corruption and fraudulent business practices; and
•natural disasters, acts of war, terrorism, security breaches, pandemics or other health crises, including the ongoing COVID-19 pandemic.
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

Some of our third-party business partners have international operations and are also subject to these risks and if our third-party business partners are unable to appropriately manage these risks, our business may be harmed. If sales to any of our customers outside of the United States are reduced, delayed or canceled because of any of the above factors, our revenue may decline
Item 2. Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended March 31, 2020 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 2020	4,065	$45.15	—	—
February 2020	26,274	$45.49	—	—
March 2020	—	—	—	—
Total	30,339	$45.44	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
Item 5. Other Information
In connection with his previously announced retirement, Troy Calkins, Executive Vice President, Chief Administrative Officer and Corporate Secretary, has agreed to provide consulting services to the Company. On April 26, 2020, the Compensation Committee of our Board of Directors approved a Consulting Agreement by and between the Company and Mr. Calkins (the "Consulting Agreement"). Pursuant to the terms of the Consulting Agreement, Mr. Calkins will perform consulting services to the Company for a period of twelve months following his retirement on May 31, 2020. The services will be provided as requested by the Company's President and Chief Executive Officer or Senior Vice President and General Counsel and are expected to include assisting with the transition of duties performed by Mr. Calkins for the Company prior to his retirement. In consideration of his services under the Consulting Agreement, the Company will pay Mr. Calkins an hourly fee of $400. Service by Mr. Calkins under the Consulting Agreement will constitute "continuous service" as defined in the Company's equity compensation Plans. To induce Mr. Calkins to enter into the Consulting Agreement, on April 26, 2020, the Compensation Committee also approved an amendment to the award of 112,360 restricted stock units granted to Mr. Calkins by the Company on February 1, 2018 (the "2018 RSU Award") to accelerate the vesting of 75,281 units covered by the 2018 RSU Award to May 30, 2020. Mr. Calkins and the Company have also entered into a Restricted Stock Unit Grant Cancellation Agreement pursuant to which the award of 25,997 restricted stock units granted to Mr. Calkins by the Company on February 3, 2020, shall be canceled effective May 31, 2020.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2020.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1