Form 10-Q
period 2020-06-30
WORKIVA INC
filed 2020-08-04
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2020, there were approximately 39,278,455 shares of the registrant's Class A common stock and 8,475,596 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.  Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of June 30, 2020	As of December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$402,121	$381,742
Marketable securities	106,451	106,214
Accounts receivable, net of allowance for doubtful accounts of $1,210 and $866 at June 30, 2020 and December 31, 2019, respectively	41,470	60,228
Deferred commissions	15,650	14,108
Other receivables	2,630	2,432
Prepaid expenses and other	9,349	6,508
Total current assets	577,671	571,232

Property and equipment, net	38,913	39,745
Operating lease right-of-use assets	17,534	15,352
Deferred commissions, non-current	14,867	14,977
Intangible assets, net	1,622	1,651
Other assets	4,120	3,439
Total assets	$654,727	$646,396

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of June 30, 2020	As of December 31, 2019
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,813	$7,057
Accrued expenses and other current liabilities	56,387	49,930
Deferred revenue	171,378	173,617
Current portion of financing obligations	1,395	1,328
Total current liabilities	232,973	231,932

Convertible senior notes, net	285,011	280,601
Deferred revenue, non-current	29,294	32,569
Other long-term liabilities	1,778	1,498
Operating lease liabilities, non-current	19,274	18,564
Financing obligations, non-current	15,174	15,889
Total liabilities	583,504	581,053

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 39,144,056 and 38,043,444 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	39	38
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 8,475,596 and 8,595,596 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8	9
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	456,007	420,170
Accumulated deficit	(385,499)	(355,161)
Accumulated other comprehensive income	668	287
Total stockholders’ equity	71,223	65,343
Total liabilities and stockholders’ equity	$654,727	$646,396

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Subscription and support	$70,696	$60,472	$139,057	$116,595
Professional services	13,164	13,012	30,604	26,852
Total revenue	83,860	73,484	169,661	143,447
Cost of revenue
Subscription and support	12,098	10,202	24,251	20,011
Professional services	10,146	10,475	20,389	20,202
Total cost of revenue	22,244	20,677	44,640	40,213
Gross profit	61,616	52,807	125,021	103,234
Operating expenses
Research and development	23,508	21,795	46,502	43,806
Sales and marketing	35,270	28,213	71,387	53,578
General and administrative	19,632	11,226	33,080	21,609
Total operating expenses	78,410	61,234	150,969	118,993
Loss from operations	(16,794)	(8,427)	(25,948)	(15,759)
Interest income	655	641	2,361	1,133
Interest expense	(3,563)	(433)	(7,117)	(873)
Other (expense) income, net	(68)	(111)	650	(283)
Loss before (benefit) provision for income taxes	(19,770)	(8,330)	(30,054)	(15,782)
(Benefit) provision for income taxes	(5)	(8)	284	3
Net loss	$(19,765)	$(8,322)	$(30,338)	$(15,785)
Net loss per common share:
Basic and diluted	$(0.41)	$(0.18)	$(0.63)	$(0.35)
Weighted-average common shares outstanding - basic and diluted	48,171,552	46,166,660	47,858,628	45,700,559

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(19,765)	$(8,322)	$(30,338)	$(15,785)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of income tax benefit (expense) of $28 and $(2) for the three months ended June 30, 2020 and 2019, respectively, and net of income tax benefit (expense) of $28 and $(5) for the six months ended June 30, 2020 and 2019, respectively	(30)	6	(81)	15
Unrealized gain on available-for-sale securities, net of income tax benefit (expense) of $(159) and $(26) for the three months ended June 30, 2020 and 2019, respectively, and net of income tax benefit (expense) of $(159) and $(41) for the six months ended June 30, 2020 and 2019, respectively	420	76	462	119
Other comprehensive income, net of tax	390	82	381	134
Comprehensive loss	$(19,375)	$(8,240)	$(29,957)	$(15,651)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(355,161)	$65,343
Stock-based compensation expense	—	—	9,936	—	—	9,936
Issuance of common stock upon exercise of stock options	225		2,794	—	—	2,794
Issuance of common stock under employee stock purchase plan	94	—	3,660	—	—	3,660
Issuance of restricted stock units	117	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(30)	—	(1,379)	—	—	(1,379)
Net loss	—	—	—	—	(10,573)	(10,573)
Other comprehensive loss	—	—	—	(9)	—	(9)
Balances at March 31, 2020	47,045	$47	$435,181	$278	$(365,734)	$69,772
Stock-based compensation expense	—	—	14,894	—	—	14,894
Issuance of common stock upon exercise of stock options	443	—	6,664	—	—	6,664
Issuance of restricted stock units	153	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(21)	—	(732)	—	—	(732)
Net loss	—	—	—	—	(19,765)	(19,765)
Other comprehensive income	—	—	—	390	—	390
Balances at June 30, 2020	47,620	$47	$456,007	$668	$(385,499)	$71,223

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(in thousands) (unaudited)

	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Stock-based compensation expense	—	—	8,193	—	—	8,193
Issuance of common stock upon exercise of stock options	961	1	11,054	—	—	11,055
Issuance of common stock under employee stock purchase plan	101	—	2,149	—	—	2,149
Issuance of restricted stock units	25	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Net loss	—	—	—	—	(7,463)	(7,463)
Other comprehensive income	—	—	—	52	—	52
Balances at March 31, 2019	45,121	$45	$318,151	$150	$(314,490)	$3,856
Stock-based compensation expense	—	—	8,513	—	—	8,513
Issuance of common stock upon exercise of stock options	455	1	5,497	—	—	5,498
Issuance of restricted stock units	323	—	—	—	—	—
Net loss	—	—	—	—	(8,322)	(8,322)
Other comprehensive income	—	—	—	82	—	82
Balances at June 30, 2019	45,899	$46	$332,161	$232	$(322,812)	$9,627

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cash flows from operating activities
Net loss	$(19,765)	$(8,322)	$(30,338)	$(15,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,131	971	2,273	1,874
Stock-based compensation expense	14,894	8,513	24,830	16,706
Provision for doubtful accounts	319	233	359	46
Amortization (accretion) of premiums and discounts on marketable securities, net	112	(23)	213	(104)
Amortization of debt discount and issuance costs	2,213	—	4,410	—
Deferred income tax	(131)	(28)	(131)	(46)
Changes in assets and liabilities:
Accounts receivable	3,847	3,133	18,112	17,951
Deferred commissions	(2,166)	(3,833)	(1,563)	(5,862)
Operating lease right-of-use asset	875	556	1,973	1,224
Other receivables	58	161	(195)	(53)
Prepaid expenses and other	(890)	(310)	(2,845)	(3,546)
Other assets	(609)	58	(683)	(1,406)
Accounts payable	(1,692)	1,206	(3,074)	(356)
Deferred revenue	(3,640)	8,295	(4,868)	10,282
Operating lease liability	(1,178)	(813)	(2,323)	(1,468)
Accrued expenses and other liabilities	13,735	8,966	5,712	4,425
Net cash provided by operating activities	7,113	18,763	11,862	23,882

Cash flows from investing activities
Purchase of property and equipment	(696)	(454)	(1,384)	(2,197)
Purchase of marketable securities	(16,457)	(18,562)	(37,289)	(40,717)
Sale of marketable securities	—	—	11,423	—
Maturities of marketable securities	13,062	11,500	26,037	18,890
Purchase of intangible assets	(74)	(577)	(151)	(661)
Net cash used in investing activities	(4,165)	(8,093)	(1,364)	(24,685)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Cash flows from financing activities
Proceeds from option exercises	6,664	5,498	9,458	16,553
Taxes paid related to net share settlements of stock-based compensation awards	(732)	—	(2,111)	(390)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	3,660	2,149
Principal payments on financing obligations	(328)	(301)	(648)	(595)
Net cash provided by financing activities	5,604	5,197	10,359	17,717
Effect of foreign exchange rates on cash	135	110	(478)	215

Net increase in cash and cash equivalents	8,687	15,977	20,379	17,129
Cash and cash equivalents at beginning of period	393,434	78,736	381,742	77,584
Cash and cash equivalents at end of period	$402,121	$94,713	$402,121	$94,713

Supplemental cash flow disclosure
Cash paid for interest	$382	$422	$2,702	$886
Cash paid for income taxes, net of refunds	$227	$28	$385	$261

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$25	$—	$149	$—
Purchases of property and equipment, accrued but not paid	$—	$444	$—	$444

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September, although our transition to a virtual event in 2020 is expected to partially mitigate this trend. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 20, 2020.
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
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Accrued vacation	$10,824	$8,353
Accrued commissions	5,570	5,561
Accrued bonuses	7,999	7,121
Estimated health insurance claims	1,076	1,040
ESPP employee contributions	3,862	3,734
Customer deposits	13,526	12,151
Operating lease liabilities	4,385	3,064
Accrued other liabilities	9,145	8,906
	$56,387	$49,930

3. Cash Equivalents and Marketable Securities
At June 30, 2020, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$378,501	$—	$—	$378,501
Commercial paper	8,959	—	—	8,959
U.S. treasury debt securities	20,860	190	—	21,050
U.S. corporate debt securities	75,844	599	(1)	76,442
	$484,164	$789	$(1)	$484,952
Included in cash and cash equivalents	$378,501	$—	$—	$378,501
Included in marketable securities	$105,663	$789	$(1)	$106,451
At December 31, 2019, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$360,471	$—	$—	$360,471
U.S. treasury debt securities	10,342	8	(1)	10,349
U.S. corporate debt securities	95,706	164	(5)	95,865
	$466,519	$172	$(6)	$466,685
Included in cash and cash equivalents	$360,471	$—	$—	$360,471
Included in marketable securities	$106,048	$172	$(6)	$106,214
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2020
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. corporate debt securities	$3,846	$(1)	$—	$—
Total	$3,846	$(1)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2020, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2020, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2020			Fair Value Measurements as of December 31, 2019
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$378,501	$378,501	$—	$360,471	$360,471	$—
Commercial paper	8,959	—	8,959	—	—	—
U.S. treasury debt securities	21,050	—	21,050	10,349	—	10,349
U.S. corporate debt securities	76,442	—	76,442	95,865	—	95,865
	$484,952	$378,501	$106,451	$466,685	$360,471	$106,214

Included in cash and cash equivalents	$378,501			$360,471
Included in marketable securities	$106,451			$106,214

Convertible Senior Notes
As of June 30, 2020, the fair value of our convertible senior notes was $314.1 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

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
Interest expense representing the amortization of the debt discount and issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 4.3% over the term of the Notes.
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	June 30, 2020	December 31, 2019
Liability component:
Principal	$345,000	$345,000
Unamortized discount	(53,327)	(57,247)
Unamortized issuance costs	(6,662)	(7,152)
Net carrying amount	$285,011	$280,601

Equity component, net of purchase discounts and issuance costs	$58,560	$58,560

Interest expense related to the Notes is as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Contractual interest expense	$970	$1,940
Amortization of debt discount	1,967	3,920
Amortization of issuance costs	246	490
Total interest expense	$3,183	$6,350

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
As of June 30, 2020, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
As of June 30, 2020, 1,523,110 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of June 30, 2020, 4,538,213 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of revenue
Subscription and support	$436	$399	$867	$756
Professional services	365	431	790	840
Operating expenses
Research and development	2,040	1,851	3,623	3,751
Sales and marketing	2,944	2,032	5,680	3,996
General and administrative	9,109	3,800	13,870	7,363
Total	$14,894	$8,513	$24,830	$16,706

Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2019	4,353,167	$14.32	5.6	$120,714
Granted	—	—
Forfeited	(45,719)	21.47
Exercised	(668,220)	14.15
Outstanding at June 30, 2020	3,639,228	$14.26	5.1	$142,764

Exercisable at June 30, 2020	3,376,057	$13.97	4.9	$133,426
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $18.9 million and $53.3 million, respectively.
No options were granted during the six months ended June 30, 2020 and 2019. The total fair value of options vested during the six months ended June 30, 2020 and 2019 was approximately $2.5 million and $3.9 million, respectively. Total unrecognized compensation expense of $1.6 million related to options will be recognized over a weighted-average period of one year.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the six months ended June 30, 2020 and 2019 was approximately $21.5 million and $6.3 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2019	3,039,020	$31.39
Granted	882,672	43.00
Forfeited	(243,540)	37.02
Vested(1)	(671,435)	31.90
Unvested at June 30, 2020	3,006,717	$35.09
(1) During the six months ended June 30, 2020, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 409,302 shares had elected to defer settlement of the vested restricted stock units and 7,420 shares were released from deferral. This resulted in total deferred units of 939,084 as of June 30, 2020.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At June 30, 2020, there was approximately $69.9 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.
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
During the six months ended June 30, 2020, 94,020 shares of common stock were purchased under the ESPP at a weighted-average price of $38.93 per share, resulting in cash proceeds of $3.7 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At June 30, 2020, there was approximately $96,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.04 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Information technology	$11,191	$10,001	$22,281	$19,163
Diversified financials	10,700	8,263	20,567	15,701
Consumer discretionary	9,312	8,329	18,749	16,308
Industrials	9,179	8,212	18,403	16,004
Banks	8,454	6,945	16,955	13,623
Healthcare	8,325	6,930	16,745	13,514
Energy	5,557	5,446	11,981	11,090
Other	21,142	19,358	43,980	38,044
Total revenues	$83,860	$73,484	$169,661	$143,447
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Subscription and support	$70,696	$60,472	$139,057	$116,595
XBRL professional services	8,313	9,522	21,745	20,932
Other services	4,851	3,490	8,859	5,920
Total revenues	$83,860	$73,484	$169,661	$143,447
Deferred Revenue
We recognized $64.1 million and $51.6 million of revenue during the three months ended June 30, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $113.0 million and $88.1 million of revenue during the six months ended June 30, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2020, we expect revenue of approximately $296.2 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $194.8 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2020		June 30, 2019
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(16,257)	$(3,508)	$(6,626)	$(1,696)

Denominator
Weighted-average common shares outstanding - basic and diluted	39,622,989	8,548,563	36,758,866	9,407,794
Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.18)	$(0.18)

	Six months ended
	June 30, 2020		June 30, 2019
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(24,905)	$(5,433)	$(12,523)	$(3,262)

Denominator
Weighted-average common shares outstanding - basic and diluted	39,287,647	8,570,981	36,255,515	9,445,044
Basic and diluted net loss per share	$(0.63)	$(0.63)	$(0.35)	$(0.35)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2020	June 30, 2019
Shares subject to outstanding common stock options	3,639,228	4,957,839
Shares subject to unvested restricted stock units	3,006,717	2,780,345
Shares issuable pursuant to the ESPP	103,231	89,311
Additionally, approximately 4.3 million shares of our Class A common stock underlying the conversion option in the Notes, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. We use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the six months ended June 30, 2020, the average market price of our Class A common stock did not exceed the conversion price of the Notes of $80.16 per share.

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
Overview
Workiva provides the world’s leading connected reporting and compliance platform, which is used by thousands of public and private companies, government agencies and higher-education institutions. Through our intelligent, cloud-based platform, we offer controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Our users can connect narrative with their data, which greatly improves insight into their financial, regulatory, management and compliance reports. As of June 30, 2020, 3,512 organizations, including over 75% of Fortune 500® companies, subscribed to our platform.(1)
(1) Claim not confirmed by FORTUNE or Fortune Media IP Limited. FORTUNE® and FORTUNE 500® are registered trademarks of Fortune Media IP Limited and are used under license. FORTUNE and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Workiva Inc.
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
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. At June 30, 2020, over 80% of our subscription revenue was priced on a solution-based licensing model. We charge customers additional fees primarily for document setup and XBRL tagging services.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,646 at June 30, 2020 from 1,421 at June 30, 2019, an increase of 15.8%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $83.9 million and $169.7 million during the three and six months ended June 30, 2020, respectively, from $73.5 million and $143.4 million during the three and six months ended June 30, 2019, respectively. We incurred net losses of $19.8 million and $30.3 million during the three and six months ended June 30, 2020, respectively, compared to $8.3 million and $15.8 million during the three and six months ended June 30, 2019, respectively.
Converting existing customer orders to a solution-based licensing model contributed to the acceleration of growth in our subscription revenue in 2019. This conversion also contributed to the improvement in our subscription and support revenue retention rate including add-ons for the same period. The benefit of this contribution began to wane in the fourth quarter of 2019 and was largely complete as of June 30, 2020. Accordingly, we will need to find new sources of revenue to sustain our growth rate in future periods. To maintain our revenue growth for the longer term, we have been accelerating our investments in talent, processes and technology, particularly for expansion in EMEA, integrated risk, statutory reporting and Wdata. If these investments do not meet our expectations, we may be unable to sustain our revenue growth rate. We expect these investments to increase operating losses in absolute terms and as a percentage of revenue, ahead of any incremental revenue contribution they may generate.
Impact of COVID-19
A pandemic of respiratory disease (abbreviated “COVID-19”) began to spread globally, including to the United States, in early 2020. The World Health Organization declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 outbreak is inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While we are continuing to monitor the impacts of the CARES Act, and other legislative and regulatory responses to the COVID-19 outbreak, we do not believe it will have a material impact on our business, results of operations, financial condition or liquidity.
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
As a result of the work and travel restrictions relating to the ongoing COVID-19 outbreak, substantially all of our sales activities are being conducted remotely. While we continue to enter into contracts with new and existing customers, we believe that the COVID-19 outbreak has had a negative impact on our sales activities. We believe a number of customers and prospects have delayed purchasing decisions as result of the COVID-19 outbreak. Furthermore, in response to the COVID-19 outbreak existing and potential customers may ultimately choose to reduce technology spending or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results and financial condition. Because our platform is offered as a subscription-based service, the effects of the outbreak may not be fully reflected in our operating results until future periods.
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
Investment in growth. We plan to continue to invest in the development of our platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in EMEA, as well as use cases for integrated risk, global statutory reporting, Wdata and the U.S. federal government. As a result of the COVID-19 pandemic, regulatory authorities may delay the adoption of new regulations and policy mandates, which could adversely impact our business. For example, the Financial Conduct Authority in the United Kingdom (FCA) has set out proposed rule changes to postpone by one year the mandatory European Single Electronic Format (ESEF) requirements for annual financial reporting.
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September, although our transition to a virtual event in 2020 is expected to partially mitigate this trend. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Financial metrics
Total revenue	$83,860	$73,484	$169,661	$143,447
Percentage increase in total revenue	14.1%	24.3%	18.3%	20.5%
Subscription and support revenue	$70,696	$60,472	$139,057	$116,595
Percentage increase in subscription and support revenue	16.9%	23.8%	19.3%	22.3%
Subscription and support as a percent of total revenue	84.3%	82.3%	82.0%	81.3%

	As of June 30,
	2020	2019
Operating metrics
Number of customers	3,512	3,421
Subscription and support revenue retention rate	94.5%	95.4%
Subscription and support revenue retention rate including add-ons	107.9%	114.5%
Number of customers with annual contract value $100k+	716	558
Number of customers with annual contract value $150k+	342	238

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
Our subscription and support revenue retention rate was 94.5% as of June 30, 2020, down modestly from the rate as of June 30, 2019. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or otherwise ceasing to file SEC reports accounted for just under half of our revenue attrition in the latest quarter.
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
Our subscription and support revenue retention rate including add-ons was 107.9% as of the quarter ended June 30, 2020, down from 114.5% as of June 30, 2019. The decline reflects winding down conversion of customer contracts to solution-based licensing, as well as COVID-related impact on both price increases and solution churn.
Annual contract value. Our annual contract value for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2020 and 2019, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 6% of our revenue in the aggregate.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs, and facility costs. We pay sales commissions for initial contracts and expansions of existing customer contracts. When the relevant amortization period is one year or less, we expense sales commissions as incurred. All other sales commissions are considered incremental costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over a period of benefit that we have determined to be three years.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Revenue
Subscription and support	$70,696	$60,472	$139,057	$116,595
Professional services	13,164	13,012	30,604	26,852
Total revenue	83,860	73,484	169,661	143,447
Cost of revenue
Subscription and support(1)	12,098	10,202	24,251	20,011
Professional services(1)	10,146	10,475	20,389	20,202
Total cost of revenue	22,244	20,677	44,640	40,213
Gross profit	61,616	52,807	125,021	103,234
Operating expenses
Research and development(1)	23,508	21,795	46,502	43,806
Sales and marketing(1)	35,270	28,213	71,387	53,578
General and administrative(1)	19,632	11,226	33,080	21,609
Total operating expenses	78,410	61,234	150,969	118,993
Loss from operations	(16,794)	(8,427)	(25,948)	(15,759)
Interest income	655	641	2,361	1,133
Interest expense	(3,563)	(433)	(7,117)	(873)
Other (expense) and income, net	(68)	(111)	650	(283)
Loss before provision for income taxes	(19,770)	(8,330)	(30,054)	(15,782)
(Benefit) provision for income taxes	(5)	(8)	284	3
Net loss	$(19,765)	$(8,322)	$(30,338)	$(15,785)
(1)  Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue
Subscription and support	$436	$399	$867	$756
Professional services	365	431	790	840
Operating expenses
Research and development	2,040	1,851	3,623	3,751
Sales and marketing	2,944	2,032	5,680	3,996
General and administrative	9,109	3,800	13,870	7,363
Total stock-based compensation expense	$14,894	$8,513	$24,830	$16,706

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Subscription and support	84.3%	82.3%	82.0%	81.3%
Professional services	15.7	17.7	18.0	18.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.4	13.9	14.3	14.0
Professional services	12.1	14.3	12.0	14.1
Total cost of revenue	26.5	28.2	26.3	28.1
Gross profit	73.5	71.8	73.7	71.9
Operating expenses
Research and development	28.0	29.7	27.4	30.5
Sales and marketing	42.1	38.4	42.1	37.4
General and administrative	23.4	15.3	19.5	15.1
Total operating expenses	93.5	83.4	89.0	83.0
Loss from operations	(20.0)	(11.6)	(15.3)	(11.1)
Interest income	0.8	0.9	1.4	0.8
Interest expense	(4.2)	(0.6)	(4.2)	(0.6)
Other expense, net	(0.1)	(0.2)	0.4	(0.2)
Loss before provision for income taxes	(23.5)	(11.5)	(17.7)	(11.1)
Provision for income taxes	—	—	0.2	—
Net loss	(23.5)%	(11.5)%	(17.9)%	(11.1)%
Comparison of Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Revenue
Subscription and support	$70,696	$60,472	16.9%	$139,057	$116,595	19.3%
Professional services	13,164	13,012	1.2%	30,604	26,852	14.0%
Total revenue	$83,860	$73,484	14.1%	$169,661	$143,447	18.3%
Total revenue increased $10.4 million for the three months ended June 30, 2020 compared to the same quarter a year ago due primarily to a $10.2 million increase in subscription and support revenue. Growth in subscription and support revenue in the second quarter was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC reporting, global statutory reporting, risk and controls, and financial and managerial reporting. Revenue from professional services was relatively flat for the three months ended June 30, 2020 compared to the same quarter a year ago, owing to a regulatory change by the SEC that required large accelerated filers to use inline XBRL for fiscal periods ending on or after June 15, 2019, which generated additional demand for professional services for the second quarter of 2019. The total number of our customers expanded 2.7% from June 30, 2019 to June 30, 2020.
Total revenue increased $26.2 million for the six months ended June 30, 2020 compared to the same period a year ago due primarily to a $22.5 million increase in subscription and support revenue. Additionally, professional services revenue increased $3.8 million due to additional setup and consulting revenue, and typical organic growth in XBRL professional services, which offset a year-over-year decline in inline XBRL migration revenue.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$12,098	$10,202	18.6%	$24,251	$20,011	21.2%
Professional services	10,146	10,475	(3.1)%	20,389	20,202	0.9%
Total cost of revenue	$22,244	$20,677	7.6%	$44,640	$40,213	11.0%
Cost of revenue increased $1.6 million in the three months ended June 30, 2020 compared to the same quarter a year ago. Subscription and support cost of revenue increased $1.9 million due primarily to $1.8 million in higher cash-based compensation and benefits primarily due to increased headcount. Conversely, professional services cost of revenue decreased $0.3 million due to a reduction in travel expenses as a result of the COVID-19 pandemic. The increase in headcount resulted from our continued investment in and support of our new platform and solutions.
Cost of revenue increased $4.4 million during the six months ended June 30, 2020 compared to the same period a year ago, due primarily to an increase in cash-based compensation and benefits of $4.8 million due to an increase in headcount partially offset by $1.1 million reduction in travel costs due to the COVID-19 pandemic. The increase in headcount was the result of our continued investment in and support of our platform and solutions.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Operating expenses
Research and development	$23,508	$21,795	7.9%	$46,502	$43,806	6.2%
Sales and marketing	35,270	28,213	25.0%	71,387	53,578	33.2%
General and administrative	19,632	11,226	74.9%	33,080	21,609	53.1%
Total operating expenses	$78,410	$61,234	28.0%	$150,969	$118,993	26.9%

Research and Development
Research and development expenses increased $1.7 million in the three months ended June 30, 2020 compared to the same quarter a year ago due primarily to $1.9 million in higher cash-based compensation and benefits, as well as an increase in the cost of software and cloud infrastructure services of $0.7 million. These increases were partially offset by $0.9 million reduction in travel costs due to the COVID-19 pandemic. The increases in compensation, software and cloud infrastructure services were the result of our continued investment in and support of our platform and solutions.
Research and development expenses increased $2.7 million in the six months ended June 30, 2020 compared to the same period a year ago due primarily to higher cash-based compensation and benefits of $3.2 million and a $1.0 million increase in the cost of software and cloud infrastructure services. The increases were partially offset by a $1.0 million reduction in travel costs due to the COVID-19 pandemic. The increases in compensation, software and cloud infrastructure services were the result of our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $7.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due primarily to $7.9 million in higher cash-based compensation, benefits and certain one-time severance payments, and an additional $0.9 million in stock-based compensation. These increases were partially offset by a $2.1 million reduction in travel costs due to the COVID-19 pandemic. Headcount in sales and marketing increased 28.5% in the quarter ended June 30, 2020 compared to the same quarter a year ago. We expect to continue our investments in sales and marketing to help drive revenue growth.
Sales and marketing expenses increased $17.8 million during the six months ended June 30, 2020 compared to the same period a year ago due primarily to $16.8 million higher cash-based compensation and benefits, an additional $1.7 million in stock-based compensation, $0.7 million in professional services and $0.6 million in software expense. These increases were partially offset by $2.0 million in savings gained from reduced travel by our sales and marketing employees due to the COVID-19 pandemic. The increase in cash and stock-based compensation was due to an increase in employee headcount. Both the increase in professional service fees for consulting and recruiting services, and the increase in software expense for software related to recruitment, supported our continued investment in expanding our international sales force.
General and Administrative
General and administrative expenses increased $8.4 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due primarily to $2.5 million in higher cash-based compensation and benefits and $5.2 million in additional stock-based compensation. In the second quarter of 2020, we recorded an additional $1.2 million and $4.9 million of cash-based and equity-based compensation, respectively, pursuant to separation agreements with former executives. We also recorded an additional $0.6 million in fees related to the cancellation of certain events. The remaining increase in personnel-related costs was driven primarily by a rise in headcount. Headcount in general and administrative increased 21.8% compared to the same quarter a year ago.

General and administrative expenses increased $11.5 million during the six months ended June 30, 2020 compared to the same period a year ago. This increase was due primarily to $3.0 million in higher cash-based compensation, benefits and travel, an additional $6.4 million in stock-based compensation, and $1.5 million in software and maintenance expense. In the second quarter of 2020, we recorded an additional $1.2 million and $4.9 million of cash-based and equity-based compensation, respectively, pursuant to certain separation agreements with former executives. We also recorded an additional $0.6 million in fees related to the cancellation of certain events. The remaining increase in personnel-related costs was driven primarily by an increase in employee headcount.
Non-Operating Income (Expenses)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Interest income	$655	$641	$2,361	$1,133
Interest expense	(3,563)	(433)	(7,117)	(873)
Other (expense) and income, net	(68)	(111)	650	(283)
Interest Income, Interest Expense and Other (Expense) and Income, Net
During the three months ended June 30, 2020, interest expense increased $3.1 million compared to the same time period in the prior year due to interest incurred on our senior convertible notes. Interest income and other income and (expense), net remained consistent with the same quarter a year ago.
During the six months ended June 30, 2020, interest income increased $1.2 million compared to the same period in the prior year due to increased amounts in our investment accounts. Interest expense increased $6.2 million during the same time period due to the interest incurred on our senior convertible notes. Other (expense) and income, net increased $0.9 million compared to the same period a year ago due primarily to gains on foreign currency transactions.
Liquidity and Capital Resources

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cash flow provided by operating activities	$7,113	$18,763	$11,862	$23,882
Cash flow used in investing activities	(4,165)	(8,093)	(1,364)	(24,685)
Cash flow provided by financing activities	5,604	5,197	10,359	17,717
Net increase in cash and cash equivalents, net of impact of exchange rates	$8,687	$15,977	$20,379	$17,129

As of June 30, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $508.6 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026 (the “Notes”). The Notes are senior, unsecured obligations and bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
Operating Activities
For the three months ended June 30, 2020, cash provided by operating activities was $7.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $19.8 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $14.9 million of stock-based compensation expense, $2.2 million for the amortization of our debt discount and issuance costs and a $8.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.8 million decrease in accounts receivable and a $13.7 million increase in accrued expenses and other liabilities partially offset by a $2.2 million increase in deferred commissions, a $0.9 million increase in prepaid expenses, a $1.7 million decrease in accounts payable, and a $3.6 million decrease in deferred revenue. The decrease in deferred revenue was due primarily to amounts excluded at June 30, 2020 related to contracts posing higher credit risk related to COVID-19. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Decreases in accounts receivable and accounts payable, as well as the increase in accrued expenses and other liabilities, were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to the timing of payments relating to annual contracts.
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
For the six months ended June 30, 2020, cash provided by operating activities was $11.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $30.3 million, adjusted for non-cash charges of $2.3 million for depreciation and amortization of our property and equipment and intangible assets, $24.8 million of stock-based compensation expense, $4.4 million for the amortization of our debt discount and issuance costs and a $10.2 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were an $18.1 million decrease in accounts receivable and a $5.7 million increase in accrued expenses and other liabilities partially offset by a $1.6 million increase in deferred commissions, a $2.8 million increase in prepaid expenses, a $3.1 million decrease in accounts payable, and a $4.9 million decrease in deferred revenue. The decrease in deferred revenue was due primarily to amounts excluded at June 30, 2020 related to contracts posing higher credit risk related to COVID-19. Deferred commissions increased due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Decreases in accounts receivable and accounts payable and the increase in accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to timing of payments relating to annual contracts.
For the six months ended June 30, 2019, cash provided by operating activities was $23.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $15.8 million, adjusted for non-cash charges of $1.9 million for depreciation and amortization of our property and equipment and intangible assets, $16.7 million of stock-based compensation expense, and a $21.2 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $10.3 million increase in deferred revenue, a $4.4 million increase in accrued expenses and other liabilities, and an $18.0 million decrease in accounts receivable partially offset by a $5.9 million increase in deferred commissions, a $3.5 million increase in prepaid expenses and a $1.4 million increase in other assets. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. The increase in deferred commissions was primarily due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. The increase in accrued expenses and other liabilities and decrease in accounts receivable were primarily attributable to the timing of our billings, cash collections, and cash payments. The increases in other assets and prepaid expenses was attributable primarily to timing of payments relating to cloud infrastructure services and our annual user conference.
Investing Activities
Cash used in investing activities of $4.2 million for the three months ended June 30, 2020 was due primarily to $16.5 million in purchases of marketable securities and $0.7 million of capital expenditures partially offset by $13.1 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and workforce.
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

Cash used in investing activities of $1.4 million for the six months ended June 30, 2020 was due primarily to $37.3 million in purchases of marketable securities and $1.4 million of capital expenditures partially offset by $26.0 million from maturities of marketable securities as well as 11.4 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and workforce.
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
Financing Activities
Cash provided by financing activities of $5.6 million for the three months ended June 30, 2020 was due primarily to $6.7 million in proceeds from option exercises partially offset by $0.7 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $5.2 million for the three months ended June 30, 2019 was due primarily to $5.5 million in proceeds from option exercises.
Cash provided by financing activities of $10.4 million for the six months ended June 30, 2020 was due primarily to $9.5 million in proceeds from option exercises and $3.7 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $2.1 million in taxes paid related to net share settlements of stock-based compensation awards and 0.6 million in payments on financing obligations.
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
During the six months ended June 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020.
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
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets, and increased unemployment levels. While it remains a developing situation, the pandemic and any quarantines, interruptions in travel and business disruptions with respect to us, our customers or partners have had and will continue to have an impact on our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our business remains highly uncertain and will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and effect on our vendors, all of which are uncertain and cannot be predicted.
As a result of the work and travel restrictions related to the ongoing COVID-19 outbreak, substantially all of our sales activities are being conducted remotely. While we continue to enter into contracts with new and existing customers, we believe that the COVID-19 outbreak has had a negative impact on our sales activities. It is difficult to quantify the extent of the negative impact on our ability to attract, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results and financial condition. Because our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.
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
•our ability to attract, retain or upsell customers, including as a result of our employees working remotely and/or closures of offices and facilities; and
•delays in the adoption of new regulations and policy mandates or changes to existing regulations and policy mandates, such as any potential delays in the ESEF Inline XBRL mandate.
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
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended June 30, 2020 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 2020	17,794	$33.51	—	—
May 2020	3,048	$44.54	—	—
June 2020	—	—	—	—
Total	20,842	$35.12	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6. Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

10.1
Separation Agreement and Release, dated April 9, 2020, between the Company and Scott Ryan, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2020.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of August, 2020.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1