Form 10-Q
period 2020-09-30
WORKIVA INC
filed 2020-11-04
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2020, there were approximately 39,896,661 shares of the registrant's Class A common stock and 8,299,610 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2020	As of December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$426,132	$381,742
Marketable securities	97,750	106,214
Accounts receivable, net of allowance for doubtful accounts of $679 and $866 at September 30, 2020 and December 31, 2019, respectively	55,571	60,228
Deferred commissions	17,919	14,108
Other receivables	2,417	2,432
Prepaid expenses and other	9,587	6,508
Total current assets	609,376	571,232

Property and equipment, net	38,231	39,745
Operating lease right-of-use assets	16,631	15,352
Deferred commissions, non-current	17,572	14,977
Intangible assets, net	1,633	1,651
Other assets	4,059	3,439
Total assets	$687,502	$646,396

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of September 30, 2020	As of December 31, 2019
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,651	$7,057
Accrued expenses and other current liabilities	63,444	49,930
Deferred revenue	182,700	173,617
Current portion of financing obligations	1,429	1,328
Total current liabilities	251,224	231,932

Convertible senior notes, net	287,242	280,601
Deferred revenue, non-current	34,756	32,569
Other long-term liabilities	1,748	1,498
Operating lease liabilities, non-current	18,229	18,564
Financing obligations, non-current	14,805	15,889
Total liabilities	608,004	581,053

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 39,781,596 and 38,043,444 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	40	38
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 8,349,610 and 8,595,596 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8	9
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	474,969	420,170
Accumulated deficit	(396,006)	(355,161)
Accumulated other comprehensive income	487	287
Total stockholders’ equity	79,498	65,343
Total liabilities and stockholders’ equity	$687,502	$646,396

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Subscription and support	$75,850	$63,022	$214,907	$179,617
Professional services	12,249	11,157	42,853	38,009
Total revenue	88,099	74,179	257,760	217,626
Cost of revenue
Subscription and support	12,013	10,924	36,264	30,935
Professional services	9,873	10,827	30,262	31,029
Total cost of revenue	21,886	21,751	66,526	61,964
Gross profit	66,213	52,428	191,234	155,662
Operating expenses
Research and development	23,956	22,899	70,458	66,705
Sales and marketing	35,487	32,990	106,874	86,568
General and administrative	13,722	12,017	46,802	33,626
Total operating expenses	73,165	67,906	224,134	186,899
Loss from operations	(6,952)	(15,478)	(32,900)	(31,237)
Interest income	471	1,460	2,832	2,593
Interest expense	(3,572)	(1,959)	(10,689)	(2,832)
Other (expense) income, net	(387)	24	263	(259)
Loss before provision for income taxes	(10,440)	(15,953)	(40,494)	(31,735)
Provision for income taxes	67	98	351	101
Net loss	$(10,507)	$(16,051)	$(40,845)	$(31,836)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.34)	$(0.85)	$(0.69)
Weighted-average common shares outstanding - basic and diluted	48,840,131	46,731,663	48,188,183	46,048,037

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(10,507)	$(16,051)	$(40,845)	$(31,836)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	30	19	(51)	34
Unrealized gain (loss) on available-for-sale securities, net of tax	(211)	43	251	162
Other comprehensive (loss) income, net of tax	(181)	62	200	196
Comprehensive loss	$(10,688)	$(15,989)	$(40,645)	$(31,640)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(355,161)	$65,343
Stock-based compensation expense	—	—	9,936	—	—	9,936
Issuance of common stock upon exercise of stock options	225		2,794	—	—	2,794
Issuance of common stock under employee stock purchase plan	94	—	3,660	—	—	3,660
Issuance of restricted stock units	117	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(30)	—	(1,379)	—	—	(1,379)
Net loss	—	—	—	—	(10,573)	(10,573)
Other comprehensive loss	—	—	—	(9)	—	(9)
Balances at March 31, 2020	47,045	$47	$435,181	$278	$(365,734)	$69,772
Stock-based compensation expense	—	—	14,894	—	—	14,894
Issuance of common stock upon exercise of stock options	443	—	6,664	—	—	6,664
Issuance of restricted stock units	153	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(21)	—	(732)	—	—	(732)
Net loss	—	—	—	—	(19,765)	(19,765)
Other comprehensive income	—	—	—	390	—	390
Balances at June 30, 2020	47,620	$47	$456,007	$668	$(385,499)	$71,223
Stock-based compensation expense	—	—	10,601	—	—	10,601
Issuance of common stock upon exercise of stock options	371	1	4,794	—	—	4,795
Issuance of common stock under employee stock purchase plan	93	—	3,567	—	—	3,567
Issuance of restricted stock units	47	—	—	—	—	—
Net loss	—	—	—	—	(10,507)	(10,507)
Other comprehensive loss	—	—	—	(181)	—	(181)
Balances at September 30, 2020	48,131	$48	$474,969	$487	$(396,006)	$79,498

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(in thousands) (unaudited)

	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Stock-based compensation expense	—	—	8,193	—	—	8,193
Issuance of common stock upon exercise of stock options	961	1	11,054	—	—	11,055
Issuance of common stock under employee stock purchase plan	101	—	2,149	—	—	2,149
Issuance of restricted stock units	25	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Net loss	—	—	—	—	(7,463)	(7,463)
Other comprehensive income	—	—	—	52	—	52
Balances at March 31, 2019	45,121	$45	$318,151	$150	$(314,490)	$3,856
Stock-based compensation expense	—	—	8,513	—	—	8,513
Issuance of common stock upon exercise of stock options	455	1	5,497	—	—	5,498
Issuance of restricted stock units	323	—	—	—	—	—
Net loss	—	—	—	—	(8,322)	(8,322)
Other comprehensive income	—	—	—	82	—	82
Balances at June 30, 2019	45,899	$46	$332,161	$232	$(322,812)	$9,627
Stock-based compensation expense	—	—	9,223	—	—	9,223
Issuance of common stock upon exercise of stock options	401	1	5,939	—	—	5,940
Issuance of common stock under employee stock purchase plan	87	—	2,773	—	—	2,773
Issuance of restricted stock units	35	—	—	—	—	—
Equity component of convertible senior notes, net	—	—	58,560	—	—	58,560
Net loss	—	—	—	—	(16,051)	(16,051)
Other comprehensive income	—	—	—	62	—	62
Balances at September 30, 2019	46,422	$47	$408,656	$294	$(338,863)	$70,134

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash flows from operating activities
Net loss	$(10,507)	$(16,051)	$(40,845)	$(31,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,160	1,058	3,433	2,932
Stock-based compensation expense	10,601	9,223	35,431	25,929
Recovery of doubtful accounts	(550)	(104)	(191)	(58)
Amortization (accretion) of premiums and discounts on marketable securities, net	106	15	319	(89)
Amortization of debt discount and issuance costs	2,231	1,083	6,641	1,083
Deferred income tax	63	(21)	(68)	(67)
Changes in assets and liabilities:
Accounts receivable	(13,307)	3,579	4,805	21,530
Deferred commissions	(4,818)	(2,106)	(6,381)	(7,968)
Operating lease right-of-use asset	1,019	581	2,992	1,805
Other receivables	224	(417)	29	(470)
Prepaid expenses and other	(211)	(191)	(3,056)	(3,737)
Other assets	83	(943)	(600)	(2,349)
Accounts payable	(181)	516	(3,255)	160
Deferred revenue	16,182	3,830	11,314	14,112
Operating lease liability	(1,115)	(758)	(3,438)	(2,226)
Accrued expenses and other liabilities	6,819	5,403	12,531	9,828
Net cash provided by operating activities	7,799	4,697	19,661	28,579

Cash flows from investing activities
Purchase of property and equipment	(379)	(663)	(1,763)	(2,860)
Purchase of marketable securities	(7,980)	(54,749)	(45,269)	(95,466)
Sale of marketable securities	—	498	11,423	498
Maturities of marketable securities	16,300	1,500	42,337	20,390
Purchase of intangible assets	(102)	(51)	(253)	(712)
Other investments	—	(1,000)	—	(1,000)
Net cash provided by (used in) investing activities	7,839	(54,465)	6,475	(79,150)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Cash flows from financing activities
Proceeds from option exercises	4,795	5,940	14,253	22,493
Taxes paid related to net share settlements of stock-based compensation awards	—	—	(2,111)	(390)
Proceeds from shares issued in connection with employee stock purchase plan	3,567	2,773	7,227	4,922
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	335,899	—	335,899
Principal payments on financing obligations	(335)	(306)	(983)	(901)
Net cash provided by financing activities	8,027	344,306	18,386	362,023
Effect of foreign exchange rates on cash	346	(127)	(132)	88

Net increase in cash and cash equivalents	24,011	294,411	44,390	311,540
Cash and cash equivalents at beginning of period	402,121	94,713	381,742	77,584
Cash and cash equivalents at end of period	$426,132	$389,124	$426,132	$389,124

Supplemental cash flow disclosure
Cash paid for interest	$2,315	$408	$5,017	$1,294
Cash paid for income taxes, net of refunds	$84	$80	$469	$341

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$—	$149	$—

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. Our transition to a virtual event in September 2020 has partially mitigated this trend, and we expect marketing expenses to continue to be offset by our virtual operations through 2021. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 20, 2020.
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
New Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for us beginning January 1, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This amendment was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intraperiod allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2020. The guidance is effective for us beginning January 1, 2021, and prescribes different transition methods for the various provisions. We plan to adopt this guidance on the effective date, and we do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or disclosures.

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Accrued vacation	$10,835	$8,353
Accrued commissions	7,994	5,561
Accrued bonuses	12,420	7,121
Accrued payroll	2,463	1,221
Estimated health insurance claims	1,200	1,040
ESPP employee contributions	2,242	3,734
Customer deposits	16,255	12,151
Operating lease liabilities	4,485	3,064
Accrued other liabilities	5,550	7,685
	$63,444	$49,930

3. Cash Equivalents and Marketable Securities
At September 30, 2020, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$396,478	$—	$—	$396,478
Commercial paper	8,977	—	—	8,977
U.S. treasury debt securities	18,535	135	—	18,670
U.S. corporate debt securities	69,726	378	(1)	70,103
	$493,716	$513	$(1)	$494,228
Included in cash and cash equivalents	$396,478	$—	$—	$396,478
Included in marketable securities	$97,238	$513	$(1)	$97,750
At December 31, 2019, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$360,471	$—	$—	$360,471
U.S. treasury debt securities	10,342	8	(1)	10,349
U.S. corporate debt securities	95,706	164	(5)	95,865
	$466,519	$172	$(6)	$466,685
Included in cash and cash equivalents	$360,471	$—	$—	$360,471
Included in marketable securities	$106,048	$172	$(6)	$106,214
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2020
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. corporate debt securities	$2,306	$(1)	$—	$—
Total	$2,306	$(1)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2020, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2020, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2020			Fair Value Measurements as of December 31, 2019
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$396,478	$396,478	$—	$360,471	$360,471	$—
Commercial paper	8,977	—	8,977	—	—	—
U.S. treasury debt securities	18,670	—	18,670	10,349	—	10,349
U.S. corporate debt securities	70,103	—	70,103	95,865	—	95,865
	$494,228	$396,478	$97,750	$466,685	$360,471	$106,214

Included in cash and cash equivalents	$396,478			$360,471
Included in marketable securities	$97,750			$106,214

Convertible Senior Notes
As of September 30, 2020, the fair value of our convertible senior notes was $338.9 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	September 30, 2020	December 31, 2019
Liability component:
Principal	$345,000	$345,000
Unamortized discount	(51,344)	(57,247)
Unamortized issuance costs	(6,414)	(7,152)
Net carrying amount	$287,242	$280,601

Equity component, net of purchase discounts and issuance costs	$58,560	$58,560

Interest expense related to the Notes is as follows (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Contractual interest expense	$970	$2,910
Amortization of debt discount	1,983	5,903
Amortization of issuance costs	248	738
Total interest expense	$3,201	$9,551

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
As of September 30, 2020, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options and restricted stock units.
As of September 30, 2020, 1,511,969 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 15 and July 15 and are exercisable on or about the succeeding July 14 and January 14, respectively, of each year. As of September 30, 2020, 4,445,378 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of revenue
Subscription and support	$426	$386	$1,293	$1,142
Professional services	272	456	1,062	1,296
Operating expenses
Research and development	2,167	2,265	5,790	6,016
Sales and marketing	2,687	2,203	8,367	6,199
General and administrative	5,049	3,913	18,919	11,276
Total	$10,601	$9,223	$35,431	$25,929
Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2019	4,353,167	$14.32	5.6	$120,714
Granted	—	—
Forfeited	(48,383)	21.21
Exercised	(1,038,807)	13.72
Outstanding at September 30, 2020	3,265,977	$14.41	4.9	$135,054

Exercisable at September 30, 2020	3,075,241	$14.16	4.8	$127,924
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $35.1 million and $69.6 million, respectively.
No options were granted during the nine months ended September 30, 2020 and 2019. The total fair value of options vested during the nine months ended September 30, 2020 and 2019 was approximately $3.1 million and $5.0 million, respectively. Total unrecognized compensation expense of $1.1 million related to options will be recognized over a weighted-average period of approximately ten months.

Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock units is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the nine months ended September 30, 2020 and 2019 was approximately $23.5 million and $7.3 million, respectively.
The following table summarizes the restricted stock unit activity under the Plan for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2019	3,039,020	$31.39
Granted	947,696	44.19
Forfeited	(295,947)	38.07
Vested(1)	(716,050)	32.83
Unvested at September 30, 2020	2,974,719	$35.36
(1) During the nine months ended September 30, 2020, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 409,302 shares had elected to defer settlement of the vested restricted stock units and 10,937 shares were released from deferral. This resulted in total deferred units of 935,567 as of September 30, 2020.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At September 30, 2020, there was approximately $62.3 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
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

The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Nine months ended September 30,
	2020	2019
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.2% - 1.5%	1.9% - 2.6%
Expected volatility	40.6% - 61.0%	35.2% - 48.6%
During the nine months ended September 30, 2020, 186,855 shares of common stock were purchased under the ESPP at a weighted-average price of $38.68 per share, resulting in cash proceeds of $7.2 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At September 30, 2020, there was approximately $949,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.
8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Information technology	$11,983	$9,734	$34,264	$28,897
Diversified financials	10,665	8,570	31,232	24,271
Consumer discretionary	9,748	8,324	28,497	24,632
Industrials	9,365	8,190	27,768	24,194
Banks	8,959	7,476	25,914	21,099
Healthcare	8,772	6,949	25,517	20,463
Energy	5,812	5,515	17,793	16,605
Insurance	5,828	4,490	17,173	13,511
Real estate	3,769	3,827	11,810	12,067
Materials	3,824	2,926	10,735	8,978
Utilities	3,538	3,431	10,707	9,767
Other	5,836	4,747	16,350	13,142
Total revenues	$88,099	$74,179	$257,760	$217,626
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Subscription and support	$75,850	$63,022	$214,907	$179,617
XBRL professional services	7,798	7,767	29,543	28,699
Other services	4,451	3,390	13,310	9,310
Total revenues	$88,099	$74,179	$257,760	$217,626

Deferred Revenue
We recognized $68.2 million and $59.0 million of revenue during the three months ended September 30, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $148.3 million and $114.4 million of revenue during the nine months ended September 30, 2020 and 2019, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2020, we expect revenue of approximately $339.5 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $213.7 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2020		September 30, 2019
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(8,691)	$(1,816)	$(12,978)	$(3,073)

Denominator
Weighted-average common shares outstanding - basic and diluted	40,400,270	8,439,861	37,785,850	8,945,813
Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.34)	$(0.34)

	Nine months ended
	September 30, 2020		September 30, 2019
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(33,617)	$(7,228)	$(25,422)	$(6,414)

Denominator
Weighted-average common shares outstanding - basic and diluted	39,661,228	8,526,955	36,771,232	9,276,805
Basic and diluted net loss per share	$(0.85)	$(0.85)	$(0.69)	$(0.69)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2020	September 30, 2019
Shares subject to outstanding common stock options	3,265,977	4,542,729
Shares subject to unvested restricted stock units	2,974,719	2,844,156
Shares issuable pursuant to the ESPP	95,084	77,788
Additionally, approximately 4.3 million shares of our Class A common stock underlying the conversion option in the Notes, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. We use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the nine months ended September 30, 2020, the average market price of our Class A common stock did not exceed the conversion price of the Notes of $80.16 per share.

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
Overview
Workiva provides the world’s leading connected reporting and compliance platform, which is used by thousands of public and private companies, government agencies and higher-education institutions. Through our intelligent, cloud-based platform, we offer controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail. Our users can connect narrative with their data, which greatly improves insight into their financial, regulatory, management and compliance reports. As of September 30, 2020, 3,583 organizations, including over 75% of Fortune 500® companies, subscribed to our platform.(1)
(1) Claim not confirmed by FORTUNE or Fortune Media IP Limited. FORTUNE® and FORTUNE 500® are registered trademarks of Fortune Media IP Limited and are used under license. FORTUNE and Fortune Media IP Limited are not affiliated with, and do not endorse products or services of, Workiva Inc.
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
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into quarterly, annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. At September 30, 2020, over 80% of our subscription revenue was priced on a solution-based licensing model. We charge customers additional fees primarily for document setup and XBRL tagging services.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,670 at September 30, 2020 from 1,512 at September 30, 2019, an increase of 10.4%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $88.1 million and $257.8 million during the three and nine months ended September 30, 2020, respectively, from $74.2 million and $217.6 million during the three and nine months ended September 30, 2019, respectively. We incurred net losses of $10.5 million and $40.8 million during the three and nine months ended September 30, 2020, respectively, compared to $16.1 million and $31.8 million during the three and nine months ended September 30, 2019, respectively.
Converting existing customer orders to a solution-based licensing model contributed to the acceleration of growth in our subscription revenue in 2019. This conversion also contributed to the improvement in our subscription and support revenue retention rate including add-ons for the same period. The benefit of this contribution began to wane in the fourth quarter of 2019 and was largely completed during the first half of 2020. Accordingly, we will need to find new sources of revenue to sustain our growth rate in future periods. To maintain our revenue growth for the longer term, we have been accelerating our investments in talent, processes and technology, particularly for expansion in EMEA, integrated risk, statutory reporting and Wdata. If these investments do not meet our expectations, we may be unable to sustain our revenue growth rate. We expect these investments to generate operating losses ahead of any incremental revenue contribution they may generate.
Impact of COVID-19
A pandemic of respiratory disease (abbreviated “COVID-19”) began to spread globally, including to the United States, in early 2020. The World Health Organization declared COVID-19 to be a public health emergency of international concern. The full impact of the COVID-19 outbreak continues to be inherently uncertain at the time of this report. The COVID-19 outbreak has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We do not believe the CARES Act will have a material impact on our business, results of operations, financial condition or liquidity.
We cannot fully predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. We have adopted several measures in response to the COVID-19 outbreak, including instructing employees to work from home, restricting non-critical business travel by our employees, and canceling in-person marketing events (including our annual user conference in September 2020 and September 2021) and replacing them with digital events. These travel restrictions and conversion of marketing and internal events to a virtual format resulted in an expense reduction of approximately $11.9 million for the nine months ended September 30, 2020 relative to the same period in the prior year. Notwithstanding these measures, we have been able to continue to meet the needs of our customers, keeping our platform fully operational and delivering the services contracted by our customers.
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
Key Factors Affecting Our Performance
Generate Growth From Existing Customers. The Workiva platform can exhibit a powerful network effect within an enterprise, meaning that the usefulness of our platform attracts additional users. Since solution-based licensing offers our customers an unlimited number of seats for each solution purchased, we expect customers to add more seats over time. As more employees in an enterprise use our platform, additional opportunities for collaboration and automation drive demand among their colleagues for additional solutions. Furthermore, the conversion of most of our customer contracts to solution-based licensing generated a one-time increase in contract value for each solution converted.
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
Investment in growth. We plan to continue to invest in the development of our platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in EMEA, as well as use cases for integrated risk, global statutory reporting, Wdata and the U.S. federal government. As a result of the COVID-19 pandemic, regulatory authorities may delay the adoption of new regulations and policy mandates, which could adversely impact our business. For example, the Financial Conduct Authority in the United Kingdom (FCA) has set out proposed rule changes to postpone by one year the mandatory European Single Electronic Format (ESEF) requirements for annual financial reporting Additionally, member states' ambassadors to the European Union agreed to the European Council's position to adopt an optional one-year delay to the planned schedule for implementation of the ESEF mandate, as part of a broader package designed to make it easier for capital markets to support economic recovery from the COVID-19 crisis.
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. Our transition to a virtual event in September 2020 and September 2021 has mostly mitigated this trend. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Financial metrics
Total revenue	$88,099	$74,179	$257,760	$217,626
Percentage increase in total revenue	18.8%	21.9%	18.4%	21.0%
Subscription and support revenue	$75,850	$63,022	$214,907	$179,617
Percentage increase in subscription and support revenue	20.4%	22.8%	19.6%	22.5%
Subscription and support as a percent of total revenue	86.1%	85.0%	83.4%	82.5%

	As of September 30,
	2020	2019
Operating metrics
Number of customers	3,583	3,454
Subscription and support revenue retention rate	94.9%	94.5%
Subscription and support revenue retention rate including add-ons	110.0%	112.8%
Number of customers with annual contract value $100k+	785	611
Number of customers with annual contract value $150k+	383	261
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
Our subscription and support revenue retention rate was 94.9% as of September 30, 2020, up slightly from the rate as of September 30, 2019. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers being acquired or otherwise ceasing to file SEC reports accounted for just under half of our revenue attrition in the latest quarter.
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
Our subscription and support revenue retention rate including add-ons was 110.0% as of the quarter ended September 30, 2020, down from 112.8% as of September 30, 2019. The decline reflects winding down conversion of customer contracts to solution-based licensing, as well as COVID-related impact on both price increases and solution churn.
Annual contract value. Our annual contract value for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2020 and 2019, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 6% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Revenue
Subscription and support	$75,850	$63,022	$214,907	$179,617
Professional services	12,249	11,157	42,853	38,009
Total revenue	88,099	74,179	257,760	217,626
Cost of revenue
Subscription and support(1)	12,013	10,924	36,264	30,935
Professional services(1)	9,873	10,827	30,262	31,029
Total cost of revenue	21,886	21,751	66,526	61,964
Gross profit	66,213	52,428	191,234	155,662
Operating expenses
Research and development(1)	23,956	22,899	70,458	66,705
Sales and marketing(1)	35,487	32,990	106,874	86,568
General and administrative(1)	13,722	12,017	46,802	33,626
Total operating expenses	73,165	67,906	224,134	186,899
Loss from operations	(6,952)	(15,478)	(32,900)	(31,237)
Interest income	471	1,460	2,832	2,593
Interest expense	(3,572)	(1,959)	(10,689)	(2,832)
Other (expense) and income, net	(387)	24	263	(259)
Loss before provision for income taxes	(10,440)	(15,953)	(40,494)	(31,735)
Provision for income taxes	67	98	351	101
Net loss	$(10,507)	$(16,051)	$(40,845)	$(31,836)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue
Subscription and support	$426	$386	$1,293	$1,142
Professional services	272	456	1,062	1,296
Operating expenses
Research and development	2,167	2,265	5,790	6,016
Sales and marketing	2,687	2,203	8,367	6,199
General and administrative	5,049	3,913	18,919	11,276
Total stock-based compensation expense	$10,601	$9,223	$35,431	$25,929

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Subscription and support	86.1%	85.0%	83.4%	82.5%
Professional services	13.9	15.0	16.6	17.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	13.6	14.7	14.1	14.2
Professional services	11.2	14.6	11.7	14.3
Total cost of revenue	24.8	29.3	25.8	28.5
Gross profit	75.2	70.7	74.2	71.5
Operating expenses
Research and development	27.2	30.9	27.3	30.7
Sales and marketing	40.3	44.5	41.5	39.8
General and administrative	15.6	16.2	18.2	15.5
Total operating expenses	83.1	91.6	87.0	86.0
Loss from operations	(7.9)	(20.9)	(12.8)	(14.5)
Interest income	0.5	2.0	1.1	1.2
Interest expense	(4.1)	(2.6)	(4.1)	(1.3)
Other expense, net	(0.4)	—	0.1	(0.1)
Loss before provision for income taxes	(11.9)	(21.5)	(15.7)	(14.7)
Provision for income taxes	0.1	0.1	0.1	—
Net loss	(12.0)%	(21.6)%	(15.8)%	(14.7)%
Comparison of Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Revenue
Subscription and support	$75,850	$63,022	20.4%	$214,907	$179,617	19.6%
Professional services	12,249	11,157	9.8%	42,853	38,009	12.7%
Total revenue	$88,099	$74,179	18.8%	$257,760	$217,626	18.4%
Total revenue increased $13.9 million for the three months ended September 30, 2020 compared to the same quarter a year ago due primarily to a $12.8 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC reporting, global statutory reporting, risk and controls, and financial and managerial reporting. Revenue from professional services increased $1.1 million for the three months ended September 30, 2020 compared to the same quarter a year ago due primarily to additional setup and consulting revenue. The total number of our customers expanded 3.7% from September 30, 2019 to September 30, 2020.

Total revenue increased $40.1 million for the nine months ended September 30, 2020 compared to the same period a year ago due primarily to a $35.3 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC reporting, global statutory reporting, risk and controls, and financial and managerial reporting. Additionally, professional services revenue increased $4.8 million due to additional setup and consulting revenue, and typical organic growth in XBRL professional services, which offset a year-over-year decline in revenue from a one-time migration in 2019 to inline XBRL.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$12,013	$10,924	10.0%	$36,264	$30,935	17.2%
Professional services	9,873	10,827	(8.8)%	30,262	31,029	(2.5)%
Total cost of revenue	$21,886	$21,751	0.6%	$66,526	$61,964	7.4%
Cost of revenue remained relatively flat in the three months ended September 30, 2020 compared to the same quarter a year ago. Subscription and support cost of revenue increased $1.1 million due primarily to $1.2 million in higher cash-based compensation and benefits due to increased headcount resulting from our continued investment in and support of our new platform and solutions. Conversely, professional services cost of revenue decreased $1.0 million due primarily to a reduction in travel and office expenses as a result of the COVID-19 pandemic.
Cost of revenue increased $4.6 million during the nine months ended September 30, 2020 compared to the same period a year ago. Subscription and support cost of revenue increased $5.3 million due primarily to $5.2 million in higher compensation and benefits due to increased headcount partially offset by a $0.8 million reduction in travel expenses as a result of the COVID-19 pandemic. The increase in headcount resulted from our continued investment in and support of our new platform and solutions. Professional services cost of revenue decreased $0.8 million due primarily to a $1.2 million reduction in travel expenses as a result of the COVID-19 pandemic partially offset by $1.0 million in higher cash-based compensation and benefits.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Operating expenses
Research and development	$23,956	$22,899	4.6%	$70,458	$66,705	5.6%
Sales and marketing	35,487	32,990	7.6%	106,874	86,568	23.5%
General and administrative	13,722	12,017	14.2%	46,802	33,626	39.2%
Total operating expenses	$73,165	$67,906	7.7%	$224,134	$186,899	19.9%

Research and Development
Research and development expenses increased $1.1 million in the three months ended September 30, 2020 compared to the same quarter a year ago due primarily to $1.4 million in higher cash-based compensation and benefits, as well as an increase in the cost of software and cloud infrastructure services of $0.6 million. These increases were partially offset by $0.7 million reduction in travel costs due to the COVID-19 pandemic. The increases in compensation, software and cloud infrastructure services were the result of our continued investment in and support of our platform and solutions.
Research and development expenses increased $3.8 million in the nine months ended September 30, 2020 compared to the same period a year ago due primarily to higher cash-based compensation and benefits of $4.6 million and a $1.6 million increase in the cost of software and cloud infrastructure services. The increases were partially offset by a $1.7 million reduction in travel costs due to the COVID-19 pandemic and a $0.4 million decrease in professional service fees related to recruiting and consulting. The increases in compensation, software and cloud infrastructure services were the result of our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $2.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due primarily to $6.8 million in higher cash-based compensation, benefits, and an additional $0.5 million in stock-based compensation. These increases were partially offset by a $2.5 million reduction in travel costs due to the COVID-19 pandemic and a $2.9 million reduction in marketing expense due to transitioning our annual user conference to a virtual event. Headcount in sales and marketing increased 19.4% in the quarter ended September 30, 2020 compared to the same quarter a year ago. We expect to continue to invest in sales and marketing to help drive revenue growth.
Sales and marketing expenses increased $20.3 million during the nine months ended September 30, 2020 compared to the same period a year ago due primarily to $23.6 million higher cash-based compensation and benefits, an additional $2.2 million in stock-based compensation, $0.8 million in professional services and $0.9 million in software expense. These increases were partially offset by $4.5 million in savings gained from reduced travel by our sales and marketing employees due to the COVID-19 pandemic and a $2.9 million reduction in marketing expense due to transitioning our annual user conference to a virtual event. The increases in compensation were due to increased headcount. The increases in professional service fees and software expense supported our continued investment in expanding our international sales force.
General and Administrative
General and administrative expenses increased $1.7 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due primarily to $1.8 million in higher cash-based compensation and benefits and $0.9 million in additional stock-based compensation. These increases were partially offset by a $0.4 million reduction in travel costs due to the COVID-19 pandemic and a $0.4 million reduction in consulting and recruiting services. In the third quarter of 2020, we recorded an additional $0.3 million and $0.6 million of cash-based and stock-based compensation, respectively, from certain severance arrangements. The remaining increase in personnel-related costs was driven primarily by a rise in headcount. Headcount in general and administrative increased 18.9% compared to the same quarter a year ago.

General and administrative expenses increased $13.2 million during the nine months ended September 30, 2020 compared to the same period a year ago. This increase was due primarily to $5.2 million in higher cash-based compensation and benefits, an additional $7.3 million in stock-based compensation as well as $0.8 million in cancellation fees paid for events that were cancelled due to the impact of the COVID-19 pandemic. These increases were partially offset by an $0.8 million decrease in travel costs. In the nine months ended September 30, 2020, we recorded an additional $1.5 million and $5.5 million of cash-based and equity-based compensation, respectively, pursuant to certain separation agreements with former executives and managers. The remaining increase in personnel-related costs was driven primarily by an increase in employee headcount.
Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Interest income	$471	$1,460	(67.7)%	$2,832	$2,593	9.2%
Interest expense	(3,572)	(1,959)	82.3%	(10,689)	(2,832)	277.4%
Other (expense) and income, net	(387)	24	*	263	(259)	*
________________________
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other (Expense) and Income, Net
During the three months ended September 30, 2020, interest expense increased $1.6 million compared to the same time period in the prior year due to additional interest incurred on our senior convertible notes. Interest income decreased $1.0 million during the three months ended September 30, 2020 compared to the same period a year ago due primarily to lower interest rates on investments. Other expense increased $0.4 million compared to the same period a year ago due primarily to losses on foreign currency transactions.
During the nine months ended September 30, 2020, interest income remained relatively flat compared to the same period in the prior year. However, interest expense increased $7.9 million during the same time period due to the interest incurred on our senior convertible notes. Other expense decreased $0.5 million compared to the same period a year ago due primarily to gains on foreign currency transactions.
Liquidity and Capital Resources

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cash flow provided by operating activities	$7,799	$4,697	$19,661	$28,579
Cash flow provided by (used in) investing activities	7,839	(54,465)	6,475	(79,150)
Cash flow provided by financing activities	8,027	344,306	18,386	362,023
Net increase in cash and cash equivalents, net of impact of exchange rates	$24,011	$294,411	$44,390	$311,540

As of September 30, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $523.9 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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
Operating Activities
For the three months ended September 30, 2020, cash provided by operating activities was $7.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $10.5 million, adjusted for non-cash charges of $1.2 million for depreciation and amortization of our property and equipment and intangible assets, $10.6 million of stock-based compensation expense, $2.2 million for the amortization of our debt discount and issuance costs and a $4.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $6.8 million increase in accrued expenses and other liabilities and a $16.2 million increase in deferred revenue partially offset by a $13.3 million increase in accounts receivable and a $4.8 million increase in deferred commissions. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Increases in accrued expenses and other liabilities as well as the increase in accounts receivable, were attributable primarily to the timing of our billings, cash collections, and cash payments.
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
For the nine months ended September 30, 2020, cash provided by operating activities was $19.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $40.8 million, adjusted for non-cash charges of $3.4 million for depreciation and amortization of our property and equipment and intangible assets, $35.4 million of stock-based compensation expense,

$6.6 million for the amortization of our debt discount and issuance costs and a $14.9 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $12.5 million increase in accrued expenses and other liabilities, an $11.3 million increase in deferred revenue, and a $4.8 million decrease in accounts receivable partially offset by a $3.3 million decrease in accounts payable, a $3.1 million increase in prepaid expenses and a $6.4 million increase in deferred commissions. Deferred commissions increased due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Decreases in accounts receivable and accounts payable and the increase in accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to timing of payments relating to annual contracts.
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
Investing Activities
Cash provided by investing activities of $7.8 million for the three months ended September 30, 2020 was due primarily to $8.0 million in purchases of marketable securities offset by $16.3 million from maturities of marketable securities.
Cash used in investing activities of $54.5 million for the three months ended September 30, 2019 was due primarily to $54.7 million in purchases of marketable securities partially offset by $1.5 million from maturities of marketable securities.
Cash provided by investing activities of $6.5 million for the nine months ended September 30, 2020 was due primarily to $45.3 million in purchases of marketable securities and $1.8 million of capital expenditures offset by $42.3 million from maturities of marketable securities as well as 11.4 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and workforce.
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

Financing Activities
Cash provided by financing activities of $8.0 million for the three months ended September 30, 2020 was due primarily to $4.8 million in proceeds from option exercises as well as $3.6 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash provided by financing activities of $344.3 million for the three months ended September 30, 2019 was due primarily to $335.9 million in proceeds from the issuance of our senior convertible notes, $5.9 million in proceeds from option exercises and $2.8 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash provided by financing activities of $18.4 million for the nine months ended September 30, 2020 was due primarily to $14.3 million in proceeds from option exercises and $7.2 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $2.1 million in taxes paid related to net share settlements of stock-based compensation awards and 1.0 million in payments on financing obligations.
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
During the nine months ended September 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020.

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
The COVID-19 pandemic has impacted our business, and its ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
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
As a result of the work and travel restrictions related to the ongoing COVID-19 outbreak, substantially all of our sales activities are being conducted remotely. While the COVID-19 outbreak had a negative impact on our sales activities in the first half of the year, bookings recovered in the third quarter and we continue to enter into contracts with new and existing customers. We believe that the COVID-19 outbreak could still have a negative impact on our sales activities. It is difficult to quantify the extent of any negative impact on our ability to attract, retain or upsell customers. Existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results and financial condition. Because our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.
Additionally, the COVID-19 pandemic and measures taken to reduce its spread may affect other aspects of our business, including:
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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2020.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ J. Stuart Miller
Name:	J. Stuart Miller
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Treasurer and Chief Accounting Officer

S-1