Form 10-K
period 2020-12-31
WORKIVA INC
filed 2021-02-17
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price of $53.49 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $2.1 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 12, 2021, there were approximately 41,638,384 shares of the registrant’s Class A common stock and 7,964,610 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Unless otherwise indicated, information contained in this Form 10-K concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources (including industry publications, surveys and forecasts), and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets that we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information.

Part I.
Item 1. Business
Overview
Workiva simplifies complex work for thousands of organizations worldwide. We are a leading provider of cloud-based compliance and regulatory reporting solutions that are designed to solve business challenges at the intersection of data, process and people.
Workiva changes the way enterprises manage and report business data. Our open, intelligent and intuitive platform is based on single instance, multi-tenant software applications deployed in the cloud. Our platform connects data, documents and teams, which results in improved efficiency, greater transparency and reduced risk of errors. We offer customers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail on our proprietary reporting and compliance platform. As of December 31, 2020, 3,723 organizations, including 75% of Fortune 500® companies, subscribed to our platform for at least one solution.
Customers use our platform to create, review and publish data-linked documents and reports with greater control, consistency, accuracy and productivity. Customers collaborate in the same document simultaneously, which improves efficiency and version control. Our platform is flexible and scalable, so customers can easily adapt it to define, automate and change their business processes in real time.
Our platform lets our customers connect data from Enterprise Resource Planning (ERP), Governance Risk and Compliance (GRC), Human Capital Management (HCM) and Customer Relationship Management (CRM) systems, as well as other third-party cloud and on-premise applications.
While our customers use our platform for more than 100 different use cases, we organize our sales and marketing resources into four solution groups focused on the Office of the CFO: Regulatory Reporting, Non-Regulatory Reporting, Financial Services and Integrated Risk.
We have experienced strong revenue growth since we released our first solution in March 2010. Our revenue increased from $244.3 million in 2018 to $351.6 million in 2020, representing a 20% compound annual growth rate. We incurred net losses of $50.1 million in 2018, $47.5 million in 2019 and $48.4 million in 2020. Approximately 84% of our revenue in 2020 was derived from subscription and support fees, with the remainder from professional services.

Macro Trends
We designed our cloud-based collaboration platform to simplify complex work, supporting both remote and hybrid work environments. Four macro trends have been driving demand for Workiva's solutions: the shift to the cloud; digital transformation; increasing interest in remote and hybrid work environments; and increasing use of machine-readable data.
Shift to the Cloud. Enterprises around the world have been shifting deployment of data management systems from on-premises to the cloud. A shift to the cloud started more than two decades ago with CRM and other front-office systems. In the last 10 years, enterprises also began adopting the cloud for managing middle- and back-office systems, owing to advantages in data security, data accessibility and total cost of operation. In its report “Forecast: Public Cloud Services, Worldwide, 2018-2024, 3Q20 Update,” Gartner estimates that worldwide end-user spending on public cloud services will grow 18.4% to a total of $304.9 billion in 2021.
Digital Transformation. The economic benefits to enterprises of optimizing processes and transforming data to a digital environment are so compelling that the largest IT consulting firms in the world have built substantial advisory practices devoted to digital transformation. These consulting practices deliver business process reengineering, as well as technology selection and integration services. In its report “IDC FutureScape: Worldwide Digital Transformation 2021 Predictions,” IDC estimates direct, digital transformation investment will grow at a compound annual growth rate of 15.5% from 2020 to 2023 and approach a total of $6.8 trillion.
Remote and Hybrid Work Environments. To attract and retain talent in the marketplace of knowledge workers, enterprises are responding to pressure to adopt more flexible work environments. In an online survey conducted in May 2020, staffing firm Robert Half found that 60% of professionals who had transitioned to remote work said they have better work/life balance and that 74% of respondents would like to continue to telecommute more after pandemic restrictions are eased. Companies that manage a growing number of digital workplace employees are implementing collaborative technologies to streamline work processes and automate decision-making, actions and responses.
Use of Machine-Readable Data. Regulators are demanding greater use of structured, machine-readable data in companies’ disclosures. For example, the U.S. Securities and Exchange Commission (SEC) requires that public companies include “structured financial data” in filed annual and quarterly reports so that investors can automate extraction of data for analysis. The SEC implemented its structured data mandate by requiring companies to tag data in their financial statements using eXtensible Business Reporting Language (XBRL), which is a royalty-free, international standard designed specifically for digital reporting of financial, performance, risk and compliance information. XBRL provides a unique, machine-readable tag for individual disclosures within business reports. Use of XBRL enables government agencies to automate screening and analysis of filed documents. For example, the SEC’s Division of Enforcement has integrated the analysis of XBRL data into its investigative processes.
In 2019, the Federal Energy Regulatory Commission (FERC) revised its electronic filing format to incorporate structured data in XBRL. As a result, at least 200 electric utility, natural gas, oil pipeline and centralized service companies will be required to file quarterly and annual reports using XBRL in 2021.

Fifty-two countries have issued 147 mandates for XBRL, and we expect use of the standard to continue to grow. The SEC now requires foreign private issuers that prepare their financial statements in accordance with International Financial Reporting Standards (IFRS) to include XBRL tagging in their SEC filings. In addition, the European Securities and Markets Authority (ESMA) now mandates Inline XBRL for its European Single Electronic Format (ESEF) regulation. Inline XBRL is a standard that embeds XBRL in financial statements, thus eliminating the need to file separate HTML and XBRL documents.
Growth Vectors
We are focusing investment on five growth opportunities: international markets, global statutory reporting, integrated risk, the U.S. government and partnerships.
International Markets. We believe international growth presents an attractive opportunity because the factors that drive demand for our solutions in the United States are similar to those in other developed countries, including the need to manage complex datasets, reduce errors and risk, improve efficiency and respond to regulatory requirements. In 2020, we generated less than 8% of our consolidated revenue from Europe, the Middle East and Africa (EMEA) and Asia-Pacific (APAC), and we expect these international markets to contribute an increasing percentage of total revenue.
Global Statutory Reporting. We plan to accelerate our investments in global statutory reporting. Multinational corporations are required to report statutory financial information to the governments of many of the countries and local jurisdictions where they have entities and do business using local accounting standards. Our early go-to-market efforts have validated three important factors: demand for our solutions in this marketplace, our product fit and the lack of significant competition — all of which are contributing to encouraging sales activity.
Integrated Risk Solutions. We plan to continue to invest in expanding our solution set in the integrated risk market. Part of the opportunity is based on requests from our customers and prospects to expand beyond Sarbanes–Oxley Act (SOX) compliance and audit management to provide a broader integrated risk platform to support general frameworks for internal controls, a wide variety of audit types, enterprise risk management and policies and procedures.
U.S. Government. Workiva is authorized as a Moderate Impact Cloud Service Provider under the Federal Risk and Authorization Management Program (FedRAMP). Our level of authorization enables us to help federal agencies connect, control and report up to 80 percent of their information types. In addition, many commercial enterprises, particularly those in regulated industries, consider FedRAMP the highest standard of security assessment, authorization and continuous monitoring for cloud software.
Partnerships. We believe that our ecosystem of partners extends our geographic reach, accelerates the usage and adoption of our platform, and enables more efficient delivery of professional services. We intend to expand and deepen our relationships with global and regional partners, including global consulting firms, systems integrators, large and mid-sized independent software vendors and implementation partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they drive for their customers.

Workiva Solutions
We organize our sales and marketing resources into four solution groups: Regulatory Reporting, Non-Regulatory Reporting, Integrated Risk and Financial Services.
Regulatory Reporting
Changing regulations and mandates create complexity in regulatory and compliance reporting, which is often executed by teams distributed across different departments and geographies within organizations. While changes to future regulations are unpredictable, we expect demand for our platform to remain strong owing to its ability to improve transparency, accountability and insight into data.
SEC and System for Electronic Document Analysis and Retrieval (SEDAR) Reporting. Our platform gives customers control over the entire SEC reporting process, from data collection to drafting to embedding supporting documentation to the actual filing with Inline XBRL. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as Form S-1 and other registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system and the ability to perform XBRL tagging as well as to submit SEC reports with Inline XBRL. Foreign Private Issuers can use our platform to include XBRL tagging in their 20-F and 40-F filings with the SEC. Workiva also enables customers to create earnings press releases, earnings call scripts, presentations and other investor relations materials with data linked to the corresponding filing. Canadian issuers can use our platform to draft and submit reports through SEDAR.
ESEF Reporting. We market our platform in Europe to help companies comply with the ESMA mandate to use Inline XBRL for its ESEF taxonomy. More than 5,000 European Union (EU) issuers will be required to use this taxonomy for their annual financial reports. Originally, the mandate applied to EU issuers for annual reporting periods beginning on or after January 1, 2020. As part of a broader EU Recovery Prospectus responding to COVID-19, the EU is allowing member states the option to delay compliance with the ESEF mandate for one year, while still permitting voluntary filing in line with the new rules.
FERC Reporting. We market our platform to help companies comply with the FERC XBRL mandate. More than 200 utility, natural gas, oil pipeline and centralized service companies will be required to file quarterly and annual reports using XBRL in 2021.
Global Statutory Reporting. We see growing demand for our platform in the U.S. and in Europe for statutory reporting, which is a complex process for our multinational customers that are required to report statutory financial information throughout different countries and local jurisdictions where they do business. Currently, most of these enterprises rely on hundreds of legacy word-processing documents and spreadsheets with no digital audit trail. This disconnected, manual process is prone to errors and creates risk of accounting inconsistencies in reports between legal entities across jurisdictions. Without a standardized process and central oversight, companies face enormous risk and high expenses related to outsourcing to a bevy of consultants and accounting firms, which weakens control and extends review time.
Government Regulatory Reporting. State and local governments use our platform to streamline and modernize Comprehensive Annual Financial Reports (CAFR) and budgeting. We are also expanding adoption of our platform across U.S. government agencies. With our FedRAMP authorization, we can help federal agencies connect, control and report up to 80 percent of their information types.

Non-Regulatory Reporting
Public and private companies, government agencies and higher-education institutions must create a vast array of complex financial and managerial reports. Organizations of all sizes typically have to collect, track, manage and report on a wide range of operating metrics to drive better business outcomes. Our customers continuously find new use cases across their organizations, including Financial Planning and Analysis (FP&A), board/committee and quarterly reporting, C-Suite reporting, strategic business plans, financial statements, variance reports, monthly management reports, managing and tracking key performance indicators, data collection for domestic sales, performance reporting and employee benefit financial statements.
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
Internal Audit Management. We sell to the broad-based audit market because users in that market often collaborate with colleagues working in SOX, risk and controls across an organization. Internal audit management extends throughout an organization, attracting Workiva customers from a wide range of departments. Internal audit management includes audit risk assessments, the audit planning process, workpaper management, testing, issues management and audit reports that encompass the audit committee report and the internal audit group. Workiva enables simultaneous collaboration with control and accountability and enables robust documentation, accurate audit conclusions and complete audit trails, which are essential to auditors, executives and boards. With permission controls, administrators can restrict access at all levels for each user to create, review and edit data and documents that relate directly to them. This control feature also enables users to grant access to their external auditors, which further streamlines the review process and reduces expenses.
Enterprise Risk Management (ERM). With our platform, our customers can integrate their risk management practices throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent compliance. We also sell a solution for ERM to help enterprises identify systemic risks, determine risk probabilities, assess risk magnitude, plan strategic responses, report to boards and other stakeholders and ultimately make real-time ERM decisions.
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
We also market our platform to help organizations comply with the European Banking Authority’s Supervisory Review and Evaluation Process (SREP), which requires institutions to report on their Internal Capital Adequacy Assessment Process (ICAAP) and the Internal Liquidity Adequacy Assessment Process (ILAAP). In addition, our platform helps financial services firms in the UK comply with regulations from The Financial Conduct Authority, which requires reporting under the Client Asset Sourcebook (CASS) rules for registered firms who hold or control client money or custody assets.
Workiva Platform
The Workiva platform is single instance, multi-tenant software deployed in the cloud. Our platform, built on Amazon Web Services and Google Cloud Platform, is composed of both proprietary and open-source technologies. Customers can access Workiva solutions with any standard web browser.
We believe the following characteristics highlight our platform’s key competitive advantages:
Features and Functionality. With our platform’s data-linking capabilities, every change is automatically updated in all linked instances—including narrative and numbers—throughout spreadsheets, word-processing documents, charts and graphs, presentation decks and dashboards in our platform. Linking enables data consistency and ensures that collaborators are working with the most current data.
Our platform's detailed audit trail provides accountability and transparency by tracking every change made by every user over time. A complete record of data provenance and all changes helps our customers mitigate risk, gain insights and make better, data-driven decisions.
With permission controls in our platform, administrators can manage access at all levels so each user can create, review and edit data and documents. This control feature also enables users to grant access to their external auditors, outside counsel and other consultants, which further streamlines the review process and reduces expenses.
Our platform also allows customers to connect data from ERP, GRC, HCM and CRM systems, as well as other third-party cloud and on-premise applications. Once the data is connected in the Workiva platform, users can automate data and workflow updates, track every change and seamlessly collaborate with colleagues to create trusted reports and regulatory filings.
Easy to Deploy and Configure. The Workiva platform can be deployed within days or weeks for new customers and can be easily configured by the customer for individual employees or entire teams. Because our solutions are browser-based, customers avoid costly, time-intensive deployments typically associated with on-premise enterprise software.
High Performance. The architecture, design, deployment and management of our solutions provide enterprise-grade scalability, availability and security. The performance of the Workiva platform has been tested and proven by some of the largest, most demanding enterprises in the world.
Continuous Improvement. Frequent collaboration with customers and development iteration allow us to make continuous improvements by releasing a new version of our platform several times each week.

Scales Rapidly. The Workiva platform is designed to support millions of end users as a result of its scalability and our relationship with Amazon Web Services and Google Cloud Platform. A number of our customers have reported millions of links to single sources of data, among multiple documents, spreadsheets and presentations, without any discernible negative effects on performance.
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. We employ stringent data security, reliability, integrity and privacy practices. In addition to our regular customer security assessments, we engage in continuous and ongoing penetration and vulnerability testing (manual and automatic, internal and third-party) and adhere to standards established by third parties such as FedRAMP. We also engage third-party auditors to evaluate our controls against the SOC1 and SOC2 compliance frameworks.
Recent Platform Milestones
In September 2019, we launched new functionality that enables customers to connect data from ERP, GRC, HCM and CRM systems, as well as other third-party on-premise and cloud applications. Automating these processes enables our customers' reporting teams to connect data from source systems directly to end reports, including SEC filings and board presentations, thereby creating repeatable processes that improve their ability to prepare prompt, accurate and reliable reports.
In 2020, we used platform capabilities to unlock geographical and industry-specific XBRL mandates for European Single Electronic Format (ESEF) and Federal Energy Regulatory Commission (FERC) reporting. The ESEF tagging capabilities use machine learning to power search recommendations for taxonomy concepts in annual reports. Machine learning also powers new language translation capabilities integrated into the platform for digital review and commenting to assist a growing number of global teams adopting the platform for global statutory reporting.
As of December 31, 2020, we upgraded substantially all of our customers to our new platform, which is faster and more scalable with dozens of new capabilities, including improved real-time collaboration, new data importers and exporters, multi-monitor support, drag and drop capabilities, better charts, Workspaces for teams, additional languages and currencies, an improved filing wizard and additional ways to link data.
Research and Development
Our research and development team is distributed among several office locations in North America and Europe. Our research and development efforts are focused on building functionality, adding features, supporting scalability, and maintaining stability of our platform. Listening to our customers and creating solutions to meet their needs drives innovation at Workiva. We employ Agile software development methods that place customers at the heart of the design process. This approach demands continuous collaboration and iteration that deliver new software functionality at a fast pace.
Customers
Thousands of organizations, including global enterprises with hundreds of thousands of employees, trust Workiva. As of December 31, 2020, we had more than 3,700 customers, including 75% of Fortune 500 companies who use our platform for at least one solution. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 95.0% as of the December 2020 measurement date. Our subscription and support revenue retention rate including add-on solutions was 109.5% as of December 31, 2020.

Competition
The intensity and nature of our competition vary significantly across our different solutions, as changes in regulation and market trends result in evolving customer requirements and demand for enterprise software. Our primary competitors include:
•Status quo, manual business processes that rely on legacy software productivity tools;
•Diversified enterprise software providers;
•Niche software providers that provide point solutions;
•Providers of professional services, including consultants and financial printers;
•Governance, risk and compliance software providers; and
•Business intelligence / performance management software providers.
As our markets expand, we expect to compete with more highly specialized software vendors, as well as larger vendors that may continue to acquire or bundle their products more effectively.
The principal competitive factors in our market include: product features, reliability, performance and effectiveness; product line breadth, diversity and applicability; product extensibility and ability to integrate with other technology infrastructures; price and total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; and brand awareness and reputation. We believe that our cloud-based platform has the combination of features and value to our customers that will continue to allow us to compete effectively.
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and selling additional solutions to existing customers. We believe that we have penetrated only a small fraction of our market opportunity. We intend to continue investing in sales and marketing to drive growth in the U.S., Canada, Europe and parts of the Asia-Pacific region.
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
Our customer success and professional services teams also help our account managers build our existing customer relationships by providing advice and best practices that enable users to harness the full power of our platform.
We plan to continue strengthening our sales coverage in our current markets, as well as expand our sales footprint in locations where we see a demand for our solutions. To achieve this growth, we plan to continue hiring motivated sales people with experience in enterprise software sales and in specific geographical regions. We believe that our approach to hiring sales people, along with a progressive training, culture and compensation package will allow us to retain sales talent and continue to drive growth.

In 2020, we continued to expand our ecosystem of partners, including global consulting firms, systems integration and technology firms, and leading regional consulting firms. Our highly skilled advisory and implementation partners offer a wide range of subject-matter expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they implement for their customers. Our technology partners enable powerful data and process integrations that enable our customers to connect their existing ecosystem of solutions directly to our platform. Our partners help to extend our customer reach through marketing and promotion and help accelerate the sale and delivery of our platform.
Marketing
Our marketing organization promotes our brand, generates demand for our offerings, and researches and assesses product and market needs. Our advance planning team assesses customer needs, conducts industry-based research and identifies new markets. Our product marketing team develops the go-to-market strategy for Workiva solutions and manages pricing and licensing strategies. The product marketing team also supports our sales team with playbooks that include profiles of typical buyers, key messages, value propositions, competitive analysis and sales strategies.
Our demand generation programs are categorized by technology solution and industry and are focused on engaging business leaders, process owners and technology teams. We use a variety of marketing programs across traditional and social channels to target current and prospective customers. Our marketing team hosts virtual and in-person events to educate prospects and customers and generate demand for our solutions.
Customer Success and Professional Services
Our customer success and professional services teams help our account managers build relationships with customers by providing advice that enables them to harness the full power of our platform.
Customer Success. Our customer success team partners with users of our platform to understand their business objectives and offers best practices in the use of our software. We deliver 24/7 live customer support via phone, digital messaging and web-based conferencing. We provide intensive training to our customer success team and segment them for each solution and market focus.
Professional Services. Our professional services include initial setup of documents; XBRL mapping, tagging and review; best practices implementation; and business process consulting. Our XBRL team of accounting and financial reporting professionals provide XBRL mapping, tagging and review services to our customers. We also employ a team of consultants who offer services to customers to improve and streamline their Workiva-related data processes.
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
As of December 31, 2020, we had 54 issued patents and 13 patent applications pending in the United States relating to our platform. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
We have registered a number of trademarks and logos, including “Workiva,” “Wdesk” and “Wdata” with the United States Patent and Trademark Office and in several jurisdictions outside the United States. We have also registered other trademarks in the United States and in other jurisdictions outside the United States. In addition, we intend to expand our international operations, and we cannot assure you that these names will be available for use in all such jurisdictions.

Litigation
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending legal proceedings to which we are a party will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Government Regulations
We believe that our businesses and operations are in substantial compliance with all applicable government laws and regulations. Any additional measures to maintain compliance are not expected to materially affect our capital expenditures, competitive position, financial position or results of operations. Various legislative and administrative regulations applicable to us have become effective or are under consideration in many parts of the world. To date, such developments have not had a substantial adverse impact on our revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon us or our business, our capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to Item 1A. Risk Factors for further information.
Human Capital
As of December 31, 2020, Workiva employed 1,718 full-time people worldwide. Our headcount as of December 31, 2020 increased 8.7% from 1,580 full-time employees as of December 31, 2019. None of our U.S. employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. For the fiscal year ended December 31, 2020, employee compensation and benefits accounted for approximately 83% of our total operating expense.
Diversity, equity and inclusion are core values at Workiva. We strive to create a workplace where everyone is comfortable bringing their best, authentic self to work every day.
We foster a work environment that encourages fairness, teamwork, and respect among all employees. We value all backgrounds, beliefs, and interests, and we recognize this diversity as an important source of our innovation and success. We believe that our culture of diversity, equity and inclusion increases employee engagement, empowerment and satisfaction. As of December 31, 2020, women represented 37% of our global workforce and 29% of our leadership (director and above). As of December 31, 2020, 15% of our U.S. employees and 11% of our U.S. leadership (director and above) were racially or ethnically diverse. Increasing diversity in our workforce and key operational leadership roles will remain an organizational priority. Current key initiatives include Employee Resource Groups (ERG), learning and development and talent acquisition. The Company maintains its ERG chapters globally across seven categories: Ethnic diversity, LGBTQ+, Veterans, Women in Technology, Women in Sales, Parents and Caregivers, and Employees who work remotely. Each ERG is sponsored and supported by senior leaders across the enterprise.
The health and safety of our colleagues and anyone who enters our workplace around the world is of paramount importance to Workiva. In response to the global pandemic of respiratory disease (abbreviated “COVID-19”), we initially closed all of our offices. Although we commenced reopening our offices in the latter half of 2020 with reduced capacity due to local business necessities, differences in laws, culture and employee needs, we have since closed most of our offices again. For those offices that have remained open, we have advised all employees that working from home is the safest course of action. Additionally, in order to maximize the health and safety of our workforce, we added weekly communication from senior leaders regarding the impacts of COVID-19 on the workforce and the Company and work from home flexibility, while initiating new protocols across all offices under the direction of our COVID-19 task force.
Corporate Information
Workiva Inc. is a Delaware corporation with principal executive offices located at 2900 University Boulevard, Ames, Iowa 50010. Our telephone number is (888) 275-3125 and our website address is www.workiva.com.
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
Summary of Risk Factors
We are providing the following summary of the risk factors contained in this Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.
Risks Related to Our Business and Industry
•We derive a majority of our revenue from customers using our platform for SEC filings.
•We cannot accurately predict subscription renewal or upgrade rates.
•Failure to manage our growth may adversely affect our business or operations.
•Our revenue growth rate in recent periods may not be indicative of our future performance.
•We have not been profitable historically and may not achieve or maintain profitability in the future.
•Our quarterly results may fluctuate significantly.
•Our solutions face intense competition in the marketplace.
•Our revenue growth will depend in part on the success of our efforts to augment our direct-sales channels by developing relationships with third parties.
•Adverse economic conditions or reduced technology spending may adversely impact our business.
•If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success.
•We depend on our senior management team and other key employees.
•The COVID-19 pandemic has impacted our business, and its ultimate impact on our business and financial results is uncertain.
•Our workforce is our primary operating expense and subjects us to risks associated with increases in the cost of labor.
•Sales to customers outside the United States expose us to risks inherent in international sales.
•Fixed-fee engagements with customers may not meet our expectations if we underestimate the cost of these engagements.
•If we fail to continue to develop our brand, our business may suffer.
•Legislative and regulatory changes could adversely affect our business.
•We may need to raise additional capital, which may not be available to us.

•We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
•Because we recognize revenue over the term of each subscription, downturns or upturns in sales may not be immediately reflected in our operating results.
•We are subject to general litigation that may materially adversely affect us.
•A failure to maintain adequate internal controls over our financial and management systems could cause errors in our financial reporting, which could cause a loss of investor confidence and result in a decline in the price of our Class A common stock.
•Our relatively limited operating history makes it difficult to predict our future operating results.
Risks Related to Technology and Intellectual Property
•If we or our service providers fail to keep our customers’ information confidential or otherwise handle their information improperly, our business and reputation could be adversely affected.
•The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers.
•Any failure to offer high-quality technical support services may adversely affect our relationships with our customers.
•Failure to establish and maintain partnerships that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
•If we do not keep pace with technological changes, our solutions may become less competitive.
•If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our solutions.
•The inability to maintain software licenses, or the existence of errors in the software we license could result in increased costs or reduced service levels.
•Any failure or interruptions in the internet infrastructure, bandwidth providers, data center providers, other third parties or our own systems could negatively impact our business.
•Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our solutions.
•We are subject to U.S. and foreign data privacy and protection laws and regulations as well as contractual privacy obligations.
•Any failure to protect our intellectual property rights or defend against accusations of infringement of third-party intellectual property rights could impair our ability to protect our proprietary technology and our brand.
•Some of our solutions utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Risks Related to Taxes
•The adoption of new tax legislation could adversely affect our business and financial condition.
•Determining our income tax rate is complex and subject to uncertainty.
•Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Risks Related to Ownership of Our Securities
•Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance.
•If there are substantial sales of shares of our Class A common stock or some or all of our convertible senior notes are converted and sold, the price of our Class A common stock could decline.
•The dual class structure of our common stock concentrates voting control with certain of our executives.
•Anti-takeover provisions in our charter documents, our convertible senior notes and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
•We do not intend to pay dividends for the foreseeable future.
Risks Related to our Indebtedness
•The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
•Servicing our debt requires a significant amount of cash.
Risks Related to Our Business and Industry
We derive a majority of our revenue from customers using our platform for SEC filings.
We derive a majority of our revenue from customers using our platform for SEC filings. We sell a variety of other solutions, including global statutory reporting, SOX, capital markets, enterprise risk management and audit management, but the introduction of new solutions beyond the SEC market may not be successful. Although non-SEC solutions generated 77% of new solution and new customer bookings in 2020, it is uncertain whether they will achieve the level of market acceptance we have achieved in the SEC market. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and regulatory, economic and market conditions, could adversely affect our business and operating results.

We cannot accurately predict subscription renewal or upgrade rates.
Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Our customers have no obligation to renew their subscriptions for our services after the expiration of their current subscription period. While we have historically maintained a subscription and support revenue retention rate of greater than 94%, we may be unable to maintain this historical rate and we may be unable to accurately predict our subscription and support revenue retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or a reduced scope of service. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and services, more subscriptions or enhanced editions of our services to our current customers, which may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. If our efforts to sell additional solutions and services to our customers are not successful, our growth and operations may be impeded.
Failure to manage our growth may adversely affect our business or operations.
Since our formation, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to expand our business over the next several years. This growth places a significant strain on our management team and employees as well as our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 109 employees as of December 31, 2010 to more than 1,700 employees as of December 31, 2020. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
•scale our operations and increase productivity;
•address the needs of our customers;
•further develop and enhance our existing solutions and offerings;
•develop new technology; and
•expand our markets and opportunity under management, including into new solutions and geographic areas.
We cannot assure you that our controls, systems and procedures will be adequate to support our future operations or that we will be able to manage our growth effectively. We also cannot assure you that we will be able to continue to expand our market presence in the United States, Europe, Asia Pacific region and other current markets or successfully establish our presence in other markets. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 18%, 22% and 18% in fiscal 2020, 2019 and 2018, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $48.4 million in fiscal 2020, $47.5 million in fiscal 2019 and $50.1 million in fiscal 2018. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
Our quarterly results may fluctuate significantly.
Our quarterly results of operations, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future due to a variety of factors, including the risks and uncertainties described herein, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Fluctuations in quarterly results may negatively affect the value of our Class A common stock.
In addition, we have historically experienced seasonal variations in our revenue from professional services as many of our customers employ our professional services just before they file their Form 10-K with the SEC in the first calendar quarter. The majority of our SEC customers report their financials on a calendar year basis. While we expect our professional services revenue to become less seasonal as our non-SEC offerings grow, a significant portion of our revenue may continue to reflect seasonality, which makes it difficult to predict our future operating results.
Our solutions face intense competition in the marketplace.
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
We have established strategic relationships with global advisory firms, regional consulting and implementation firms and technology partners. We expect these parties to contribute to our growth through referrals, influencing purchases and enhancing our value proposition through advisory and implementation services. We plan to continue to expand our partner ecosystem and build relationships with third parties. Identifying partners, negotiating and supporting relationships with them, on-boarding those firms into our ecosystem and maintaining relationships requires a significant commitment of time and resources that may not yield a significant return on our investment. If we are unsuccessful in establishing or maintaining our relationships with partners, or if these partners are unsuccessful in marketing or selling our solutions, or are unable or unwilling to devote sufficient resources to these activities, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Furthermore, our partners rely on highly skilled and trained professionals to position the platform in the market and to provide implementation and consulting services to our customers. We have formal training and enablement programs for our partners; however, our enablement efforts may be ineffective. If we do not adequately develop and maintain a sufficient number of qualified and trained partner professionals with knowledge of our solutions and our platform, we may suffer from services not being delivered correctly, improper expectations being set with our customers and customers therefore choosing not to expand the use of our platform or deciding not to renew their subscriptions. Also, our partners may have relationships with our competitors and experience with other products or services that could be used as substitutes for our platform. These relationships and product experience may result in our partners recommending our competitors’ products or services over our own products or services. In addition, new or emerging technologies and technological trends or changes in customer requirements may result in certain third parties de-emphasizing their dealings with us or becoming potential competitors in the future.

Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. Global financial developments and global health crises or pandemics may harm us, including disruptions or restrictions on our employees’ ability to work and travel. In general, weakened global economic conditions, including those from the ongoing COVID-19 pandemic, make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately. Weak global economic conditions or a reduction in technology spending could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth. Additionally, our capital markets business can serve as a point of entry for customers to our platform. The growth of our capital markets and SEC businesses are based in part on the strength of the IPO/special-purpose acquisition company (SPAC) market, which can fluctuate. A significant decline in the IPO/SPAC market could adversely affect sales of our capital markets solution and potentially other solutions.
In addition, the uncertainty and instability surrounding the implementation and effect of “Brexit,” the United Kingdom’s decision to leave the European Union, may cause increased economic volatility. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Changes impacting our ability to conduct business in the U.K. or other E.U. countries, or changes to the regulatory regime applicable to our operations in those countries, may cause disruptions to and create uncertainty surrounding our business in the U.K. and E.U. Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. Any of these events could have a material adverse effect on our business operations, results of operations and financial condition.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success.
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
We depend on our senior management team and other key employees.
We rely on our leadership team and other key employees. From time to time, there are changes in our management team resulting from the hiring or departure of executives or other key employees, which could disrupt our business. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business.

Further, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals is intense, especially for engineers with high levels of experience in designing and developing software and internet-related services, senior sales executives and professional services personnel with appropriate financial reporting experience. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations or that we have induced such breaches, resulting in a diversion of our time and resources. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.
The COVID-19 pandemic has impacted our business, and its ultimate impact on our business and financial results is uncertain.
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
As a result of the work and travel restrictions relating to the ongoing COVID-19 outbreak, substantially all of our sales and operating activities are being conducted remotely. This global work-from-home operating environment may adversely impact the productivity of certain employees, and these conditions may persist and harm our business, including our future operating results. The pandemic and accompanying market volatility, uncertainty and economic disruption may also have the effect of heightening many of the other risks described in the “Risk Factors” set forth in this Annual Report on Form 10-K.
Our workforce is our primary operating expense and subjects us to risks associated with increases in the cost of labor.
Labor is our primary operating expense. We may face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in employee benefit costs. If labor-related expenses increase, our operating expense could increase, which would adversely affect our business, financial condition and results of operations.
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
•different pricing environments and longer sales and collection cycles;
•new and different sources of competition;
•difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•an uncertain trade environment;
•adverse tax consequences;
•unstable regional economic and political conditions;
•liquidity issues, including due to political actions by sovereign nations with a controlled currency environment, which could result in decreased values of cash balances or potential difficulties protecting our foreign assets or satisfying local obligations;
•difficulties in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;
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
We provide certain professional services on a fixed-fee basis. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. We provide professional services on both SEC and non-SEC solutions, including our financial services, integrated risk, global statutory reporting and FERC reporting solutions. Professional services on non-SEC solutions usually involve a different mix of subscription, support and services than professional services on our SEC solution. Growth in professional services on non-SEC solutions may impact our gross margins in ways that we cannot predict. If we are required to spend more hours than planned to perform these services, our cost of services revenue could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.
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
Legislative and regulatory changes could adversely affect our business.
The market for our solutions depends in part on the requirements of the SEC, the Federal Reserve System, the Federal Deposit Insurance Corporation and other regulatory bodies. Any legislation or rulemaking substantially affecting the content or method of delivery of documents to be filed with these regulatory bodies could have an adverse effect on our business. Uncertainty caused by political change in the United States and Western Europe (including Brexit) heightens regulatory uncertainty in these areas. New legislation, or a significant change in rules, regulations, directives or standards could reduce demand for our products and services, increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.
We may need to raise additional capital, which may not be available to us.
Our future liquidity and capital requirements are difficult to predict as they depend upon many factors, including the success of our solutions and competing technological and market developments. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We periodically seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired customers, personnel, operations and technologies successfully or effectively manage the combined business following the acquisition.
Because we recognize revenue over the term of each subscription, downturns or upturns in sales may not be immediately reflected in our operating results.
We generally recognize subscription and support revenue from customers ratably over the terms of their subscription agreements, which are typically on an annual cycle and automatically renew for additional periods. As a result, a substantial portion of the revenue we report in each quarter will be derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be immediately reflected in our revenue results for that quarter. Accordingly, the effect of any significant downturns in sales, including changes as a result of the ongoing COVID-19 pandemic, may not be fully reflected in our results of operations until future periods.

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
A failure to maintain adequate internal controls over our financial and management systems could cause errors in our financial reporting.
We must maintain effective financial and management systems and internal controls to meet our public company reporting obligations. Moreover, SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. If we have a material weakness or deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to maintain effective financial and management systems and internal controls could result in errors in our financial reporting, us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements.
Our relatively limited operating history makes it difficult to predict our future operating results.
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

Risks Related to Technology and Intellectual Property
If we or our service providers fail to keep our customers’ information confidential or otherwise handle their information improperly, our business and reputation could be adversely affected.
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to privacy standards and in our marketing materials, providing assurances about the security of our platform. If we fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant damages based on the premature release of confidential information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures may be breached as a result of third-party action, employee error, malfeasance or otherwise. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
In addition, certain of our service providers (including, without limitation, hosting facilities, disaster recovery providers and software providers) have access to our customers’ data and could suffer security breaches or data losses that affect our customers’ information. If an actual or perceived security breach or premature release occurs, our reputation could be damaged and we may lose future sales and customers. We may also become subject to civil claims, including indemnity or damage claims in certain customer contracts, or criminal investigations by appropriate authorities, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.
The success of our cloud-based software largely depends on our ability to provide reliable solutions to our customers.
Because our solutions are complex and we continually release new features, our solutions could have errors, defects, viruses or security flaws that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Since our customers use our solutions for important aspects of their business, any errors, defects, disruptions in access, security flaws, viruses, data corruption or other performance problems associated with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew their subscriptions, could delay or withhold payment to us or may make warranty or other claims against us. In addition, if the public becomes aware of a security breach of our solutions, our future business prospects could be adversely impacted.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers.
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
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces, or APIs. While we have established relationships with certain providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining partnerships with these providers or in establishing additional partnerships of this type. Third-party providers of complementary applications and APIs may decline to enter into partnerships with us or may later terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms with the Workiva platform. Further, if we fail to integrate the Workiva platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need. In addition, we may benefit from these partners’ brand recognition, reputations, referrals and customer bases. Any losses or shifts in the referrals from or the market positions of these partners in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers or our need to identify or transition to alternative channels for marketing our solutions.
If we do not keep pace with technological changes, our solutions may become less competitive.
Our market is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. For example, we focus on enhancing the features of our platform to improve its utility for larger customers with complex, dynamic and global operations. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. If we fail to introduce platform enhancements, or if our customers experience difficulties using our platform as a result of the transition or of the implementation of these enhancements, our revenue retention and revenue growth may be adversely affected. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.
If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our solutions.
We have experienced significant growth in the number of users, projects and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support changes in hardware and software parameters and the evolution of our solutions, all of which require significant lead time. Our platform interacts with and depends on technology provided by Amazon Web Services, Google Cloud Platform and other third-party providers, and our data is hosted pursuant to service agreements with these providers. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct, which could result in interruptions in our services. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.
The inability to maintain software licenses, or the existence of errors in the software we license could result in increased costs or reduced service levels.
Our solutions incorporate certain third-party software that may be licensed to or hosted by or on behalf of Workiva, or may be hosted by a licensor and accessed by Workiva on a Software-as-a-Service basis. We anticipate that we will continue to rely on third-party software and development tools from third parties in the future. There may not be commercially reasonable alternatives to the third-party software we currently use, or it may be difficult or costly to replace. In addition, integration of the software used in our solutions with new third-party software may require significant work and require substantial investment of our time and resources. Any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our solutions, delay new solution introductions, result in a failure of our solutions and injure our reputation.
Interruptions in third-party services or software may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business would be harmed if our customers and potential customers believe our service is unreliable. Any inability to maintain or acquire third-party licensed software for use in our solutions could result in increased costs or reduced service levels, which would adversely affect our business.
Any failure or interruptions in the internet infrastructure, bandwidth providers, data center providers, other third parties or our own systems could negatively impact our business.
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

Further, we rely on third-party systems and vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solutions. Our platform has been developed with, and is based on, cloud computing technology. It is hosted pursuant to service agreements on servers by third-party service providers, including those with Amazon Web Services and Google Cloud Platform. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. We also do not maintain redundant systems for some of these services. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to offer our solutions, or we could be required to retain the services of replacement providers. We may move or transfer our data and our customers’ data to other cloud hosting providers and any unsuccessful data transfers may impair the delivery of our service.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our solutions.
The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication and business solutions. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could result in reductions in the demand for internet-based solutions such as ours.
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
We are subject to U.S. and foreign data privacy and protection laws and regulations as well as contractual privacy obligations.
We manage private and confidential information and documentation related to our customers’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. In addition, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign legislatures and governmental agencies. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information that may be placed in our platform by our customers or collected from visitors while visiting our websites. The regulatory framework for privacy and data protection issues worldwide is evolving, and new or proposed legislation and regulations could also significantly affect our business. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

In addition, as we expand our operations internationally, compliance with regulations that differ from jurisdiction to jurisdiction may also impose substantial burdens on our business. In particular, the European Union has implemented the General Data Protection Regulation (GDPR), which came into force in May 2018. The GDPR includes more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies that process personal data of residents of the E.U., and imposes significant penalties for non-compliance. Further, because our customers often use a Workiva account across multiple jurisdictions, E.U. regulators could determine that we transfer data from the E.U. to the U.S., which could subject us to E.U. laws with respect to data privacy. Those laws and regulations are uncertain and subject to change. For example, in July 2020, the Court of Justice of the E.U. issued a decision that invalidated the E.U.-U.S. Privacy Shield framework, a mechanism that companies had previously relied on to transfer personal information from the E.U. to the U.S., on the basis that such transfer mechanism does not comply with the level of protection required under the GDPR. These changes to the legal bases for transferring data from E.U. to the U.S. could affect the manner in which we provide our services or adversely affect our financial results. In addition, the political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. In particular, it is unclear how the U.K.’s vote to leave the E.U. will affect the U.K.’s enactment of the GDPR, and how data transfers to and from the U.K. will be regulated.
In addition to government activity, the technology industry and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of personal and confidential information were to be curtailed in this manner, our software solutions may be less effective or diminish the user experience, which may reduce demand for our solutions and adversely affect our business.
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
As our customers and prospects prepare to comply with frequently changing privacy legislation, including GDPR, we are subject to our current and prospective customers’ enhanced due diligence prior to contract execution. Furthermore, the uncertainty of how regulators will apply privacy laws in different jurisdictions has caused many companies to adopt very broad and restrictive vendor policies, contract templates and requirements. Due to the aforementioned changes to privacy law, our current and prospective customers have begun to require us to adopt standard contractual clauses, data processing agreements, or amendments to existing agreements regarding privacy and/or security compliance prior to conducting new (or any) business with us. In addition, due diligence by current or prospective customers may take the form of onsite audits and questionnaires. Negotiating these clauses and satisfying customers’ concerns around privacy risk can slow down the overall sales cycle due to the coordination of so many subject matter experts. Slower sales cycles may limit our ability to grow and create focus on compliance points as opposed to new sales.

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
Any failure to protect our intellectual property rights or defend against accusations of infringement of third-party intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2020, we had 54 issued patents and 13 patent applications pending in the United States, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
Patent and other intellectual property disputes are common in our industry. We might be required to spend significant resources and divert the efforts of our technical and management personnel to monitor and protect our intellectual property. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Any failure to secure, protect and enforce our intellectual property rights could seriously adversely affect our brand and adversely impact our business.

In addition, our success depends upon our ability to refrain from infringing upon the intellectual property rights of others. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. As we grow and enter new markets, we will face a growing number of competitors. As the number of competitors in our industry grows and the functionality of products in different industry segments overlaps, we expect that software and other solutions in our industry may be subject to such claims by third parties. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. We cannot assure you that infringement claims will not be asserted against us in the future, or that, if asserted, any infringement claim will be successfully defended. A successful claim against us could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
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
Risks Related to Taxes
The adoption of new tax legislation could adversely affect our business and financial condition.
On December 22, 2017, the U.S. government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (TCJA). The TCJA made widespread changes to the Internal Revenue Code of 1986, as amended (Code), including the reduction of the federal corporate tax rate. Further changes to U.S. tax laws could also impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such changes will be issued or enacted, they could have a material impact on our effective tax rate, income tax expense, deferred tax assets, results of operations, cash flows, and profitability.

Determining our income tax rate is complex and subject to uncertainty.
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. In addition, the application of federal, state, local and international tax laws to services provided electronically is evolving, and new tax requirements could be applied solely or disproportionately to services provided over the internet. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward-looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments changes in tax rates, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. The authorities in these jurisdictions in which we operate or otherwise conduct business, including state and local taxing authorities in the United States, could successfully assert that we are obligated to pay additional taxes, interest and penalties. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties, tax holidays or government grants that we intend to utilize are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.
The tax authorities in the United States and other countries where we do business regularly examine our income and other tax returns, and these examinations could result in the assessment of material additional taxes. Our tax expense also may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. For these reasons, our actual income taxes may be materially different from our provision for income tax.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Code, a corporation that undergoes an ownership change within the meaning of Section 382 of the Code and the underlying regulations is subject to limitations on its ability to utilize its pre-change NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize the NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that under prior regulations or due to other unforeseen reasons, our prior year NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Risks Related to Ownership of Our Securities
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. The market price of our Class A common stock may fluctuate in response to many risk factors listed in this section, and others beyond our control.
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
If there are substantial sales of shares of our Class A common stock or some or all of our convertible senior notes are converted and sold, the price of our Class A common stock could decline.
The price of our Class A common stock could decline if our convertible senior notes are converted. In addition, upon conversion of the convertible senior notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock, and anticipated conversion of the convertible senior notes into shares of our Class A common stock could depress the price of our Class A common stock. Further, the existence of the convertible senior notes may encourage short selling by market participants that engage in hedging or arbitrage activity.
The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market, including by us, our directors, executive officers and significant shareholders, or by the conversion of our convertible senior notes into shares of our Class A common stock and the subsequent sale of such shares in the public market. New investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock.
The dual class structure of our common stock concentrates voting control with certain of our executives.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2020, the Class B common stock beneficially owned by certain of our current and former executive officers collectively represented approximately 66% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.
Anti-takeover provisions in our charter documents, our convertible senior notes and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
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
In addition, certain provisions in the indenture governing our convertible senior notes may make it more difficult or expensive for a third party to acquire us. In addition, we are a Delaware corporation and governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder.

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
Risks Related to Our Indebtedness
The conditional conversion feature of our convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
We completed an offering of convertible senior notes in August 2019. In the event the conditional conversion feature of our convertible senior notes is triggered, holders of such notes will be entitled to convert the convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible senior notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Servicing our debt requires a significant amount of cash.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness, including our convertible senior notes, depends on our future performance. In addition, holders of the convertible senior notes will have the right to require us to repurchase their convertible senior notes for cash upon the occurrence of certain fundamental changes. Upon conversion of the convertible senior notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in nine U.S. cities located in Arizona, Colorado, the District of Columbia, Illinois, Montana, New York, Pennsylvania, and South Carolina. Internationally, we lease offices in Ontario and Saskatchewan, Canada, the Netherlands, the United Kingdom, Germany, France, Hong Kong, Australia and Singapore. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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
Stockholders
As of December 31, 2020, there were approximately 91 stockholders of record of our Class A common stock, as well as 13 stockholders of record of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2015, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return of Workiva Inc.
600
400
200
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
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

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended December 31, 2020 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 2020	29,062	$56.65	—	—
November 2020	72,578	55.31	—	—
December 2020	78,308	75.15	—	—
Total	179,948	$64.16	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
Item 6.    Selected Consolidated Financial Data
Not applicable.

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
Overview
Workiva simplifies complex work for thousands of organizations worldwide. We are a leading provider of cloud-based compliance and regulatory reporting solutions that are designed to solve business challenges at the intersection of data, process and people.
Workiva changes the way enterprises manage and report business data. Our open, intelligent and intuitive platform is based on single instance, multi-tenant software applications deployed in the cloud. Our platform connects data, documents and teams, which results in improved efficiency, greater transparency and reduced risk of errors. We offer customers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail on our proprietary platform. As of December 31, 2020, 3,723 organizations, including 75% of Fortune 500® companies, subscribed to our platform for at least one solution.(1)
Customers use our platform to create, review and publish data-linked documents and reports with greater control, consistency, accuracy and productivity. Customers collaborate in the same document simultaneously, which improves efficiency and version control. Our platform is flexible and scalable, so customers can easily adapt it to define, automate and change their business processes in real time.
Our platform lets our customers connect data from Enterprise Resource Planning (ERP), Governance Risk and Compliance (GRC), Human Capital Management (HCM) and Customer Relationship Management (CRM) systems, as well as other third-party cloud and on-premise applications.
While our customers use our platform for dozens of different use cases, our sales and marketing resources are organized into four solution groups: Regulatory Reporting, Non-Regulatory Reporting, Financial Services and Integrated Risk.
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. At December 31, 2020, over 80% of our subscription revenue was priced on a solution-based licensing model. We charge customers additional fees primarily for document setup and XBRL tagging services.

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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,718 at December 31, 2020 from 1,580 at December 31, 2019, an increase of 8.7%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $351.6 million in 2020 from $297.9 million in 2019, an increase of 18.0%. We incurred net losses of $48.4 million and $47.5 million in 2020 and 2019, respectively.
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
On March 27, 2020, legislation intended to support the economy during the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We do not believe the CARES Act will have a material impact on our business, results of operations, financial condition or liquidity.
We cannot fully predict the extent to which the ongoing COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. We have adopted several measures in response to the COVID-19 outbreak, including advising employees to work from home, restricting non-critical business travel by our employees, and canceling in-person marketing events (including our annual user conference in September 2020 and September 2021) and replacing them with digital events. These travel restrictions and conversion of marketing and internal events to a virtual format resulted in an expense reduction of approximately $16.7 million for the year ended December 31, 2020 relative to the same period in the prior year. Notwithstanding these measures, we have been able to continue to meet the needs of our customers, keeping our platform fully operational and delivering the services contracted by our customers.

As a result of the work and travel restrictions relating to the ongoing COVID-19 outbreak, substantially all of our sales and operating activities are being conducted remotely. This global work-from-home operating environment may adversely impact the productivity of certain employees, and these conditions may persist and harm our business, including our future operating results. Additionally, we believe a number of customers and prospects have delayed purchasing decisions as result of the COVID-19 outbreak. Furthermore, in response to the COVID-19 outbreak existing and potential customers may ultimately choose to reduce technology spending or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results and financial condition. Because our platform is offered as a subscription-based service, the effects of the outbreak may not be fully reflected in our operating results until future periods.
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
Add Partners. We continue to expand and deepen our relationships with global and regional partners, including consulting firms, system integrators, large and mid-sized independent software vendors, and implementation partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they drive for their customers. Our technology partners enable powerful data and process integrations to help customers connect critical transactional systems directly to our platform, with powerful linking, auditability and control features. We believe that our partner ecosystem extends our global reach, accelerates the usage and adoption of our platform, and enables more efficient delivery of professional services.

Investment in growth. We plan to continue to invest in the development of our platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in EMEA, as well as use cases for integrated risk, global statutory reporting, and the U.S. government. As a result of the COVID-19 pandemic, regulatory authorities may delay the adoption of new regulations and policy mandates, which could adversely impact our business. For example, the Financial Conduct Authority in the United Kingdom (FCA) has set out proposed rule changes to postpone by one year the mandatory European Single Electronic Format (ESEF) requirements for annual financial reporting Additionally, member states' ambassadors to the European Union agreed to the European Council’s position to adopt an optional one-year delay to the planned schedule for implementation of the ESEF mandate, as part of a broader package designed to make it easier for capital markets to support economic recovery from the COVID-19 crisis.
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2020, the majority of our SEC customers reported their financials on a calendar-year basis. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. Our transition to a virtual event in September 2020 and September 2021 has mostly mitigated this trend. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Financial metrics
Total revenue	$351,594	$297,891	$244,344
Year-over-year percentage increase in total revenue	18.0%	21.9%	17.5%
Subscription and support revenue	$295,877	$245,765	$200,392
Year-over-year percentage increase in subscription and support revenue	20.4%	22.6%	18.4%
Subscription and support as a percent of total revenue	84.2%	82.5%	82.0%

	As of December 31,
	2020	2019	2018
Operating metrics
Number of customers	3,723	3,510	3,340
Subscription and support revenue retention rate	95.0%	94.7%	96.1%
Subscription and support revenue retention rate including add-ons	109.5%	113.0%	107.1%
Number of customers with annual contract value $100k+	847	652	443
Number of customers with annual contract value $150k+	419	285	190
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
Our subscription and support revenue retention rate was 95.0% as of December 31, 2020, up slightly from 94.7% as of December 31, 2019. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition, or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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

Our subscription and support revenue retention rate including add-ons was 109.5% as of the quarter ended December 31, 2020, down from 113.0% as of December 31, 2019. The decline reflects the winding down of the conversion of customer contracts to solution-based licensing, as well as COVID-related impact on both price increases and solution churn.
In 2019, we began calculating revenue retention rates using quarterly ASC 606 revenue instead of our prior method using monthly ASC 605 revenue. We expect quarterly measurements will be less variable than the single month measurements we previously reported.
Annual contract value. Our annual contract value (ACV) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2020, 2019 and 2018, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Revenue
Subscription and support	$295,877	$245,765	$200,392
Professional services	55,717	52,126	43,952
Total revenue	351,594	297,891	244,344
Cost of revenue
Subscription and support(1)	49,503	42,881	34,215
Professional services(1)	40,674	42,131	31,645
Total cost of revenue	90,177	85,012	65,860
Gross profit	261,417	212,879	178,484
Operating expenses
Research and development(1)	94,844	89,921	81,602
Sales and marketing(1)	144,687	120,300	90,337
General and administrative(1)	59,688	48,064	56,333
Total operating expenses	299,219	258,285	228,272
Loss from operations	(37,802)	(45,406)	(49,788)
Interest income	3,282	4,657	1,278
Interest expense	(13,964)	(6,027)	(1,827)
Other (expense) income, net	(205)	(564)	513
Loss before provision for income taxes	(48,689)	(47,340)	(49,824)
(Benefit) provision for income taxes	(291)	139	247
Net loss	$(48,398)	$(47,479)	$(50,071)
(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue
Subscription and support	$1,709	$1,554	$700
Professional services	1,434	1,725	619
Operating expenses
Research and development	8,100	8,006	5,842
Sales and marketing	11,062	8,792	5,416
General and administrative	23,466	15,707	18,264
Total stock-based compensation expense	$45,771	$35,784	$30,841

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2020	2019	2018
Revenue
Subscription and support	84.2%	82.5%	82.0%
Professional services	15.8	17.5	18.0
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.1	14.4	14.0
Professional services	11.6	14.1	13.0
Total cost of revenue	25.7	28.5	27.0
Gross profit	74.3	71.5	73.0
Operating expenses
Research and development	27.0	30.2	33.4
Sales and marketing	41.2	40.4	37.0
General and administrative	17.0	16.1	23.1
Total operating expenses	85.2	86.7	93.5
Loss from operations	(10.9)	(15.2)	(20.5)
Interest income	0.9	1.6	0.5
Interest expense	(4.0)	(2.0)	(0.7)
Other (expense) income, net	(0.1)	(0.2)	0.2
Loss before provision for income taxes	(14.1)	(15.8)	(20.5)
Provision (benefit) for income taxes	(0.1)	—	0.1
Net loss	(14.0)%	(15.8)%	(20.6)%
Revenue
Comparison of Years Ended December 31, 2020 and 2019

	Year ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$295,877	$245,765	$50,112	20.4%
Professional services	55,717	52,126	3,591	6.9%
Total revenue	$351,594	$297,891	$53,703	18.0%
Total revenue increased $53.7 million in 2020 compared to 2019 due primarily to the increase in subscription and support revenue of $50.1 million. Growth in subscription and support revenue in 2020 was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC reporting, integrated risk, global statutory reporting, and management and performance reporting. The total number of our customers increased 6.1% from December 31, 2019 to December 31, 2020. Professional services revenue increased $3.6 million due primarily to higher setup and consulting revenue.

Cost of Revenue
Comparison of Years Ended December 31, 2020 and 2019

	Year ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$49,503	$42,881	$6,622	15.4%
Professional services	40,674	42,131	(1,457)	(3.5)%
Total cost of revenue	$90,177	$85,012	$5,165	6.1%
Cost of revenue increased $5.2 million in 2020 compared to 2019. Subscription and support cost of revenue increased $6.6 million due primarily to $6.4 million in higher cash-based compensation and benefits due to increased headcount as well as a $1.6 million increase in software expense which were partially offset by a $1 million reduction in cloud infrastructure costs and a $1.3 million reduction in travel costs due to the COVID-19 pandemic. The increase in cash-based compensation and benefits and software resulted from our continued investment in and support of our new platform and solutions. The reduction in cloud infrastructure costs primarily resulted from upgrading our customers to our new platform. Professional services cost of revenue decreased $1.5 million due primarily to a reduction in travel and office expenses as a result of the COVID-19 pandemic.
Operating Expenses
Comparison of Years Ended December 31, 2020 and 2019

	Year ended December 31,		Period-to-period change
	2020	2019	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$94,844	$89,921	$4,923	5.5%
Sales and marketing	144,687	120,300	24,387	20.3%
General and administrative	59,688	48,064	11,624	24.2%
Total operating expenses	$299,219	$258,285	$40,934	15.8%
Research and Development
Research and development expenses increased $4.9 million in 2020 compared to 2019 due primarily to higher cash-based compensation and benefits costs of $5.8 million and a $2.0 million increase in the cost of software and cloud infrastructure services. The increases were partially offset by a $2.3 million reduction in travel costs due to the COVID-19 pandemic. The increases in compensation, software and cloud infrastructure services reflect continued investment in and support of our platform and solutions.

Sales and Marketing
Sales and marketing expenses increased $24.4 million in 2020 compared to 2019 due primarily to $30.4 million in higher cash-based compensation and benefits, an additional $2.3 million in stock-based compensation, $0.5 million in professional services and $1.1 million in software expense. These increases were partially offset by $7.3 million in savings from reduced travel by our sales and marketing employees due to the COVID-19 pandemic and a $2.8 million reduction in marketing expense due to transitioning our annual user conference to a virtual format. The increases in compensation were due to increased headcount. The increases in professional service fees and software expense supported our investment in expanding our international sales force.
General and Administrative
General and administrative expenses increased $11.6 million in 2020 compared to 2019, due primarily to $4.8 million in higher cash-based compensation and benefits, an additional $7.2 million in stock-based compensation as well as $0.6 million in cancellation fees paid for events that were cancelled due to the impact of the COVID-19 pandemic. These increases were partially offset by a $1.4 million reduction in travel costs due to the COVID-19 pandemic. During 2020, we recorded an additional $1.5 million and $5.5 million of cash-based and equity-based compensation, respectively, pursuant to certain separation agreements with former executives and managers. The remaining increase in personnel-related costs was driven primarily by an increase in employee headcount.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2020 and 2019

	Year ended December 31,		Period-to-period change
	2020	2019	Amount
	(dollars in thousands)
Interest income	$3,282	$4,657	$(1,375)
Interest expense	(13,964)	(6,027)	(7,937)
Other (expense) income, net	(205)	(564)	359
Interest Income, Interest Expense and Other (Expense) Income, Net
Interest income fell $1.4 million in 2020 compared to 2019 due to decreased interest rates in our investment accounts. Interest expense increased $7.9 million in 2020 compared to 2019 due to interest incurred on our senior convertible notes. Other expense decreased $0.4 million in 2020 compared to 2019 due primarily to reduced losses on foreign currency transactions.
Results of Operations for Fiscal 2019 Compared to 2018
For a comparison of our results of operations for the fiscal years ended December 31, 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020.

Liquidity and Capital Resources

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cash flow provided by operating activities	$33,243	$30,918	$6,400
Cash flow used in investing activities	(103,750)	(90,065)	(5,632)
Cash flow provided by financing activities	11,118	363,018	16,876
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(58,911)	$304,158	$17,251
As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $530.0 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months from the date of the issuance of the audited consolidated financial statements.
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026, including the exercise in full by the initial purchasers of their option to purchase an additional $45.0 million principal amount (Notes). The Notes are senior, unsecured obligations and bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
Operating Activities
For the year ended December 31, 2020, cash provided by operating activities was $33.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $48.4 million, adjusted for non-cash charges of $4.3 million for depreciation and amortization of our property and equipment and intangible assets, $45.8 million of stock-based compensation, $8.9 million for the amortization of our debt discount and issuance costs and a $22.2 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $16.0 million increase in deferred contract costs, an $8.0 million increase in accounts receivable, a $2.5 million increase in prepaid expenses and other, and a $4.1 million decrease in accounts payable, offset by a $37.5 million increase in deferred revenue and a $16.8 million increase in accrued expenses and other liabilities. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. The decrease in accounts payable and increases in accounts receivable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was attributable primarily to the timing of annual contracts. The increase in deferred contract costs was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract.

For the year ended December 31, 2019, cash provided by operating activities was $30.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $47.5 million, adjusted for non-cash charges of $3.8 million for depreciation and amortization of our property and equipment and intangible assets, $35.8 million of stock-based compensation, $3.3 million for the amortization of our debt discount and issuance costs and a $35.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $10.3 million increase in deferred costs, a $1.3 million increase in other receivables, a $2.1 million increase in prepaid expenses and a $1.9 million increase in other assets, offset by a $5.2 million decrease in accounts receivable, a $2.2 million increase in accounts payable, a $32.0 million increase in deferred revenue, and a $12.2 million increase in accrued expenses and other liabilities. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. The increase in other receivables was due to higher interest receivable as a result of an overall increase in our marketable securities. The increases in accounts payable and accrued expenses and other liabilities and decrease in accounts receivable were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in other assets and prepaid expenses was attributable primarily to timing of payments relating to cloud infrastructure services. The increase in deferred costs was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract.
Investing Activities
Cash used in investing activities of $103.8 million for the year ended December 31, 2020 was due primarily to $175.9 million for the purchase of marketable securities and $1.9 million of capital expenditures, partially offset by $62.9 million from the maturities of marketable securities and $11.4 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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
Financing Activities
Cash provided by financing activities of $11.1 million for the year ended December 31, 2020 was due primarily to $19.2 million in proceeds from option exercises and $7.2 million in proceeds from shares issued in connection with our employee stock purchase plan, partially offset by $13.7 million in taxes withheld related to net share settlement of our stock-based compensation awards and an aggregate $1.6 million in payments on finance lease obligations.
Cash provided by financing activities of $363.0 million for the year ended December 31, 2019 was due primarily to $335.9 million in proceeds from the issuance of our senior convertible notes, $24.2 million in proceeds from option exercises and $4.9 million in proceeds from shares issued in connection with our employee stock purchase plan, partially offset by an aggregate $1.6 million in payments on finance lease obligations.

Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2020, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$368,288	$3,881	$7,763	$7,763	$348,881
Operating leases including imputed interest	26,349	5,584	8,986	5,513	6,266
Finance leases, including interest	29,017	2,660	3,751	2,630	19,976
Other contractual commitments	22,611	13,225	9,386	—	—
Total contractual obligations	$446,265	$25,350	$29,886	$15,906	$375,123
Total future payments related to our Convertible Senior Notes due 2026 shown in the table above includes $345.0 million principal amount and future interest payments of $23.3 million. For more information on our convertible senior notes, refer to Note 8 of our accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
We enter into certain non-cancelable agreements with third-party providers in the ordinary course of business. Under these agreements, we are committed to purchase $14.0 million for cloud infrastructure services and $8.6 million primarily for cloud services. These amounts are included in the table above under “other contractual commitments”.

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
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the value of our arrangements, length of term, customer demographics and the numbers and types of users within our arrangements.
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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, and British Pound Sterling. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, British pound, Singapore dollar, Australian dollar, and Hong Kong dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $(329,000), $(609,000) and $289,000 in the years ended December 31, 2020, 2019 and 2018, respectively.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $530.0 million as of December 31, 2020. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash and cash equivalents consist primarily of cash and money market funds. Our exposure to market risk for changes in interest rates is limited because our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Our portfolio of marketable securities was invested primarily in commercial paper and U.S. corporate and U.S. treasury debt securities and is subject to market risk due primarily to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Accordingly, our future investment income may fluctuate as a result of changes in interest rates, or we may suffer losses in principal if we are forced to sell securities that decline in market value as a result of changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are caused by expected credit losses.

An immediate increase of 100-basis points in interest rates would have resulted in an $1.6 million market value reduction in our investment portfolio as of December 31, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Auditing the Company’s accounting for revenue recognition was challenging given the significant audit effort to evaluate the terms and conditions in the customer contracts and the identification and determination of distinct performance obligations in customer contracts.

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
February 17, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workiva Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workiva Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 17, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 17, 2021

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2020	2019

ASSETS

Current assets
Cash and cash equivalents	$322,831	$381,742
Marketable securities	207,207	106,214
Accounts receivable, net of allowance for doubtful accounts of $717 and $866 at December 31, 2020 and 2019, respectively	68,922	60,228
Deferred costs	21,923	14,108
Other receivables	3,155	2,432
Prepaid expenses and other	9,047	6,508
Total current assets	633,085	571,232

Property and equipment, net	29,365	32,300
Operating lease right-of-use assets	15,844	15,352
Deferred costs, non-current	23,421	14,977
Intangible assets, net	1,583	1,651
Other assets	3,708	3,439
Total assets	$707,006	$638,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,843	$7,057
Accrued expenses and other current liabilities	68,256	49,799
Deferred revenue	208,990	173,617
Finance lease obligations	1,705	1,629
Total current liabilities	281,794	232,102

Convertible senior notes, net	289,490	280,601
Deferred revenue, non-current	35,894	32,569
Other long-term liabilities	1,680	1,498
Operating lease liabilities, non-current	17,209	18,564
Finance lease obligations, non-current	16,662	19,415
Total liabilities	642,729	584,749

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 40,719,189 and 38,043,444 shares issued and outstanding at December 31, 2020 and 2019, respectively	41	38
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 8,069,610 and 8,595,596 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	9
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	478,698	420,170
Accumulated deficit	(414,700)	(366,302)
Accumulated other comprehensive income	230	287
Total stockholders’ equity	64,277	54,202
Total liabilities and stockholders’ equity	$707,006	$638,951

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
	Year ended December 31,
	2020	2019	2018
Revenue
Subscription and support	$295,877	$245,765	$200,392
Professional services	55,717	52,126	43,952
Total revenue	351,594	297,891	244,344
Cost of revenue
Subscription and support	49,503	42,881	34,215
Professional services	40,674	42,131	31,645
Total cost of revenue	90,177	85,012	65,860
Gross profit	261,417	212,879	178,484
Operating expenses
Research and development	94,844	89,921	81,602
Sales and marketing	144,687	120,300	90,337
General and administrative	59,688	48,064	56,333
Total operating expenses	299,219	258,285	228,272
Loss from operations	(37,802)	(45,406)	(49,788)
Interest income	3,282	4,657	1,278
Interest expense	(13,964)	(6,027)	(1,827)
Other (expense) income, net	(205)	(564)	513
Loss before (benefit) provision for income taxes	(48,689)	(47,340)	(49,824)
(Benefit) Provision for income taxes	(291)	139	247
Net loss	$(48,398)	$(47,479)	$(50,071)
Net loss per common share:
Basic and diluted	$(1.00)	$(1.03)	$(1.15)
Weighted-average common shares outstanding - basic and diluted	48,448,166	46,302,656	43,640,408
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
	Year ended December 31,
	2020	2019	2018
Net loss	$(48,398)	$(47,479)	$(50,071)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax expense	(137)	13	26
Unrealized gain on available-for-sale securities, net of income tax expense	80	176	—
Other comprehensive (loss) income, net of tax	(57)	189	26
Comprehensive loss	$(48,455)	$(47,290)	$(50,045)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2017	42,369	$42	$248,289	$72	$(265,337)	$(16,934)
Cumulative-effect of change in accounting principle	—	—	—	—	8,381	8,381
Stock-based compensation expense	—	—	30,841	—	—	30,841
Issuance of common stock upon exercise of stock options	1,481	2	16,660	—	—	16,662
Issuance of common stock under employee stock purchase plan	179	—	3,216	—	—	3,216
Issuance of restricted stock units	99	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(84)	—	(1,861)	—	—	(1,861)
Net loss	—	—	—	—	(50,071)	(50,071)
Other comprehensive income	—	—	—	26	—	26
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Cumulative-effect of change in accounting principle	—	—	—	—	(11,796)	(11,796)
Stock-based compensation expense	—	—	35,784	—	—	35,784
Issuance of common stock upon exercise of stock options	1,997	3	24,149	—	—	24,152
Issuance of common stock under employee stock purchase plan	188	—	4,922	—	—	4,922
Issuance of restricted stock units	420	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Equity component of convertible senior notes, net	—	—	58,560	—	—	58,560
Net loss	—	—	—	—	(47,479)	(47,479)
Other comprehensive income	—	—	—	189	—	189
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(366,302)	$54,202
Stock-based compensation expense	—	—	45,771	—	—	45,771
Issuance of common stock upon exercise of stock options	1,398	2	19,187	—	—	19,189
Issuance of common stock under employee stock purchase plan	187	—	7,227	—	—	7,227
Issuance of restricted stock units	796	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(231)	—	(13,657)	—	—	(13,657)
Net loss	—	—	—	—	(48,398)	(48,398)
Other comprehensive loss	—	—	—	(57)	—	(57)
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(48,398)	$(47,479)	$(50,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,296	3,844	3,781
Stock-based compensation expense	45,771	35,784	30,841
(Recovery of) Provision for doubtful accounts	(159)	(92)	550
Amortization of premiums and discounts on marketable securities, net	668	13	(141)
Amortization of debt discount and issuance costs	8,889	3,262	—
Deferred income tax	—	(65)	(9)
Changes in assets and liabilities:
Accounts receivable	(8,028)	5,166	(20,216)
Deferred costs	(15,953)	(10,268)	(11,155)
Operating lease right-of-use asset	3,906	2,552	—
Other receivables	(680)	(1,250)	(205)
Prepaid expenses and other	(2,492)	(2,084)	2,020
Other assets	(215)	(1,860)	276
Accounts payable	(4,106)	2,153	1,699
Deferred revenue	37,479	32,039	40,144
Operating lease liability	(4,525)	(3,035)	—
Accrued expenses and other liabilities	16,790	12,238	8,886
Net cash provided by operating activities	33,243	30,918	6,400

Cash flows from investing activities
Purchase of property and equipment	(1,873)	(3,104)	(1,122)
Purchase of marketable securities	(175,926)	(112,565)	(24,659)
Maturities of marketable securities	62,922	26,840	20,400
Sale of marketable securities	11,423	498	—
Purchase of intangible assets	(296)	(734)	(251)
Other investments	—	(1,000)	—
Net cash used in investing activities	(103,750)	(90,065)	(5,632)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2020	2019	2018

Cash flows from financing activities
Proceeds from option exercises	19,189	24,152	16,662
Taxes paid related to net share settlements of stock-based compensation awards	(13,657)	(390)	(1,861)
Proceeds from shares issued in connection with employee stock purchase plan	7,227	4,922	3,216
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	335,899	—
Principal payments on capital lease and finance lease obligations	(1,641)	(1,565)	(1,163)
Proceeds from government grants	—	—	22
Net cash provided by financing activities	11,118	363,018	16,876
Effect of foreign exchange rates on cash	478	287	(393)

Net (decrease) increase in cash and cash equivalents	(58,911)	304,158	17,251
Cash and cash equivalents at beginning of year	381,742	77,584	60,333
Cash and cash equivalents at end of year	$322,831	$381,742	$77,584

Supplemental cash flow disclosure
Cash paid for interest	$5,067	$1,340	$1,734
Cash paid for income taxes, net of refunds	$679	$371	$67

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$149	$270	$2,192
Purchases of property and equipment, accrued but not paid	$263	$144	$1,287
See accompanying notes.

Tables of Contents
WORKIVA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) simplifies complex work for thousands of organizations worldwide. We are a leading provider of cloud-based compliance and regulatory reporting solutions that are designed to solve business challenges at the intersection of data, process and people. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, the Asia-Pacific region and Canada.
Revision of Prior Period Financial Statements
Effective January 1, 2019, we implemented transitional guidance from the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). In conjunction with the fiscal 2020 year-end reporting process, we identified misstatements in our previously issued consolidated financial statements related to lease accounting and the application of Topic 842. We evaluated the materiality of the misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined that the misstatements were not material to any of our prior period annual or interim financial statements. Adjusting the cumulative effect of the misstatement in the year ended December 31, 2020 statement of operations would be material to the December 31, 2020 consolidated financial statements. Accordingly, the Company has revised its previously issued consolidated financial statements contained in this Annual Report on Form 10-K to correct the effect of these immaterial misstatements for the corresponding periods.
The following table presents the effect of the adjustments on the consolidated balance sheet as of December 31, 2019, including the cumulative effect of the transitional adjustment recorded as of the beginning of fiscal year 2019 (in thousands):

	As of December 31, 2019
	As reported	Adjustments	As corrected
Property and equipment, net	$39,745	$(7,445)	$32,300
Total assets	646,396	(7,445)	638,951
Accrued expenses and other current liabilities	49,930	(131)	49,799
Current portion of finance lease obligations	1,328	301	1,629
Total current liabilities	231,932	170	232,102
Finance lease obligations, non-current	15,889	3,526	19,415
Total liabilities	581,053	3,696	584,749
Accumulated deficit	(355,161)	(11,141)	(366,302)
Total stockholders’ equity	65,343	(11,141)	54,202
Total liabilities and stockholders’ equity	646,396	(7,445)	638,951

The approximate effect of the misstatements on the statement of operations for the year ended December 31, 2019 was a $316,000 decrease in general and administrative expense related to depreciation and amortization and a $339,000 decrease in interest expense resulting in a reduction of $655,000 in the net loss. The approximate effect of the misstatement on the statement of cash flows for the year ended December 31, 2019 was a reduction of $352,000 in financing activities and a corresponding increase of $352,000 in operating activities.
The adjustments for amounts similar to the above were also made to the consolidated balance sheets as of, and the consolidated statements of operations for the quarterly periods ended, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2019, June 30, 2019 and September 30, 2019, respectively. See Note 16. “Unaudited Quarterly Results of Operations” for further detail.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Workiva Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services is generally higher in the first quarter as many of our customers file their 10-K in the first calendar quarter. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. Our transition to a virtual event in September 2020 and September 2021 has mostly mitigated this trend. In addition, the timing of the payments cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
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
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within “Other (expense) income, net” on the consolidated statements of operations.

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
Marketable Securities
Our marketable securities consist of commercial paper, corporate debt securities, U.S. treasury debt securities and foreign government debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within “Accumulated other comprehensive income” on the consolidated balance sheets until realized. Dividend income is reported within “Other (expense) income, net” on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in “Other (expense) income, net” on the consolidated statements of operations, and any remaining unrealized losses are included in “Accumulated other comprehensive income” on the consolidated balance sheets. There were no credit losses recorded for the year ended December 31, 2020. There was no impairment charge for any unrealized losses in 2019 and 2018. We determine realized gains and losses on the sale of marketable securities on the specific identification method and record such gains and losses in “Other (expense) income, net” on the consolidated statements of operations.
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
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2020 or 2019.
Deferred Costs
We pay sales commissions for initial contracts and expansions of existing contracts with customers. These commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions paid where the amortization period is one year or less are expensed as incurred. All other sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our standard contract terms and conditions, rate of technological change and other factors. Amortization expense is included in sales and marketing expense in the accompanying consolidated statements of operations.
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under finance leases over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense totaled $3.8 million, $3.4 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Professional Services Revenue and Customer Options
Professional services revenues primarily consist of fees for document set up, XBRL tagging, and consulting with our customers on business processes and best practices. We have determined that an agreement to purchase these professional services constitutes an option to purchase services in accordance with FASB Accounting Standards Codification No. 606, Revenue from Contracts with Customers, (ASC 606) rather than an agreement that creates enforceable rights and obligations because of the customer's contractual right to cancel services that have not yet been used. In the limited case of agreements where we determined that the option provides the customer with a material right, we allocate a portion of the transaction price to the material right based upon the relative standalone selling price. Professional service agreements that do not contain a material right are accounted for when the customer exercises its option to purchase additional services. Revenue is recognized for document set ups when the service is complete and control has transferred to the customer. Revenues from XBRL tagging and consulting services are recognized as the services are performed.
Contracts with Multiple Performance Obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and entity-specific factors, including the value of our arrangements, length of term, customer demographics and the numbers and types of users within our arrangements.
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
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $3.8 million, $3.4 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Leases
We determine whether an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, net, finance lease obligations, and finance lease obligations, non-current on our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Our variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We do not include options to extend or terminate the lease term unless it is reasonably certain that we will exercise any such options. We recognize rent expense under our operating leases on a straight-line basis. For finance leases, we record interest expense on the lease liability in addition to amortizing the right-of-use asset (generally straight-line) over the shorter of the lease term or the useful life of the right-of-use asset.
We have lease agreements with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We do not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and instead will recognize lease payments as expense on a straight-line basis over the lease term.

Intangible Assets
We account for intangible assets under ASC 350, Goodwill and Other. Intangible assets consist primarily of legal fees incurred for patents and are recorded at cost and amortized over the useful lives of the assets of ten years, using the straight-line method. Certain patents are in the legal application process and therefore are not currently being amortized.
Accumulated amortization of patents as of December 31, 2020 and 2019 was approximately $955,000 and $592,000, respectively. Future amortization expense for legally approved patents is estimated at $374,000 in 2021, $230,000 in 2022, $144,000 in 2023, $130,000 in 2024, $104,000 in 2025 and approximately $217,000 thereafter.
Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment, right-of-use assets, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock units to employees, service providers and board members, using a fair-value based method. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We use the Black-Scholes option-pricing model to determine the fair values of stock option awards. For restricted stock units, fair value is based on the closing price of our common stock on the grant date.
Income Taxes
We record current income taxes based on our estimates of current taxable income and provide for deferred income taxes to reflect estimated future income tax payments and receipts. We are subject to federal income taxes as well as state taxes. In addition, we are subject to taxes in the foreign jurisdictions where we operate.
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

On December 22, 2017, the U.S. government enacted legislation commonly referred to as the “Tax Cuts and Jobs Act” (TCJA). The TCJA made widespread changes to the Internal Revenue Code, including, among other items, the introduction of a new international “Global Intangible Low-Taxed Income” (GILTI) regime effective January 1, 2018. Companies may adopt one of two views in regards to establishing deferred taxes in accordance with the new (GILTI) regime under ASC 740, Income Taxes. Companies may account for the effects of GILTI either (1) in the period the entity becomes subject to GILTI, or (2) establish deferred taxes (similar to the guidance that currently exists with respect to basis differences that will reverse under current Subpart F rules) for basis differences that upon reversal will be subject to GILTI. We have elected to account for GILTI in the period incurred.
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
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and established an allowance for potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic conditions that may affect a customer’s ability to pay. Accounts receivable deemed uncollectible are charged against the allowance once collection efforts have been exhausted.
Recently Adopted Accounting Pronouncements
On January 1, 2020, we adopted ASU No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

2. Cash Equivalents and Marketable Securities
At December 31, 2020, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$265,578	$—	$—	$265,578
Commercial paper	21,489	—	—	21,489
U.S. treasury debt securities	51,731	80	(2)	51,809
Corporate debt securities	147,715	214	(47)	147,882
Foreign government debt securities	1,025	2	—	1,027
	$487,538	$296	$(49)	$487,785
Included in cash and cash equivalents	$280,578	$—	$—	$280,578
Included in marketable securities	$206,960	$296	$(49)	$207,207
At December 31, 2019, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$360,471	$—	$—	$360,471
U.S. treasury debt securities	10,342	8	(1)	10,349
Corporate debt securities	95,706	164	(5)	95,865
	$466,519	$172	$(6)	$466,685
Included in cash and cash equivalents	$360,471	$—	$—	$360,471
Included in marketable securities	$106,048	$172	$(6)	$106,214
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of December 31, 2020
Due within one year	$130,383
Due in one to two years	73,960
Due in three to five years	2,864
$207,207

The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2020
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$15,042	$(2)	$—	$—
Corporate debt securities	65,630	(47)	—	—
Total	$80,672	$(49)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2020, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.
3. Supplemental Consolidated Balance Sheet Information
Property and Equipment, net
Property and equipment, net as of December 31, 2020 and 2019 consisted of (in thousands):

	As of December 31,
	2020	2019
Building under finance lease	$21,574	$22,608
Computers, equipment and software	7,995	8,029
Furniture and fixtures	8,284	8,494
Vehicles	97	97
Leasehold improvements	7,755	7,500
Construction in process	93	34
	45,798	46,762
Less: accumulated depreciation and amortization	(16,433)	(14,462)
	$29,365	$32,300
Accumulated amortization related to finance leases was $1.8 million and $0.9 million as of December 31, 2020 and 2019, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2020 and 2019 consisted of (in thousands):

	As of December 31,
	2020	2019
Accrued vacation	$10,294	$8,353
Accrued commissions	12,678	5,561
Accrued bonuses	6,573	7,121
Accrued payroll	2,631	1,221
Estimated health insurance claims	1,224	1,040
Accrued interest	1,455	1,446
ESPP employee contributions	4,269	3,734
Customer deposits	18,283	12,151
Operating lease liabilities	4,541	3,064
Accrued other liabilities	6,308	6,108
	$68,256	$49,799

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2020 and 2019, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.

Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2 and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2020			Fair Value Measurements as of December 31, 2019
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$265,578	$265,578	$—	$360,471	$360,471	$—
Commercial paper	21,489	—	21,489	—	—	—
U.S. treasury debt securities	51,809	—	51,809	10,349	—	10,349
Corporate debt securities	147,882	—	147,882	95,865	—	95,865
Foreign government debt securities	1,027	—	1,027	—	—	—
	$487,785	$265,578	$222,207	$466,685	$360,471	$106,214

Included in cash and cash equivalents	$280,578			$360,471
Included in marketable securities	$207,207			$106,214
Convertible Senior Notes
As of December 31, 2020, the fair value of our convertible senior notes was $453.2 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 8 to the consolidated financial statements for more information.
5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $45.3 million and $29.1 million for the years ended December 31, 2020 and 2019, respectively. Amortization expense for the deferred costs was $21.0 million and $15.2 million for the years ended December 31, 2020 and 2019, respectively. There were no material impairment losses in relation to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Purchase Commitments
We enter into certain non-cancelable agreements with third-party providers for our use of cloud services and cloud infrastructure services in the ordinary course of business. Under these agreements, we are committed to purchase $13.2 million in fiscal year 2021, $9.0 million in fiscal year 2022, and $0.4 million in fiscal year 2023.
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

7. Leases
We lease certain office space, residential space, buildings and land with various lease terms through June 2043. Certain office leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years. The exercise of lease renewal options is at our sole discretion and are assessed whether to factor as part of the lease term at lease inception. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent.
The components of lease expense recognized in the consolidated statements of operations were as follows (in thousands):

	Year ended December 31,
	2020	2019
Operating lease cost	$4,475	$3,544
Finance lease cost:
Amortization of right-of-use assets	922	926
Interest on lease obligations	1,197	1,306
Short-term lease cost	1,727	1,324
Variable lease cost	1,214	923
	$9,535	$8,023
Under ASC 840, rent expense for the year ended December 31, 2018 was $5.6 million.
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,350	$4,018
Finance cash flows from finance leases	1,641	1,565
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,121	$2,207
Finance leases	—	—
Other supplemental information related to leases was as follows:

	As of December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)
Operating leases	6.5	7.6
Finance leases	22.4	23.4
Weighted Average Discount Rate
Operating leases	5.5%	5.7%
Finance leases	5.5%	6.0%

As of December 31, 2020, the aggregate annual lease obligations were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$5,584	$2,660
2022	5,214	2,436
2023	3,772	1,315
2024	3,201	1,315
2025	2,312	1,315
Thereafter	6,266	19,976
Total lease obligations	26,349	29,017
Less: Amount representing interest	(4,599)	(10,650)
Net lease obligations	$21,750	$18,367

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
If we undergo a fundamental change (as defined in the indenture), holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its Notes in connection with such corporate event or notice of redemption, as the case may be. During the fiscal year ended December 31, 2020, the conditions allowing holders of the Notes to convert were not met. The Notes were therefore not convertible as of December 31, 2020 and are classified as long-term debt on our condensed consolidated balance sheets.
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
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	As of December 31,
	2020	2019
Liability component:
Principal	$345,000	$345,000
Unamortized discount	(49,346)	(57,247)
Unamortized issuance costs	(6,164)	(7,152)
Net carrying amount	$289,490	$280,601

Equity component, net of purchase discounts and issuance costs	$58,560	$58,560
Interest expense related to the Notes is as follows (in thousands):

	Year ended December 31,
	2020	2019
Contractual interest expense	$3,880	$1,444
Amortization of debt discount	7,901	2,900
Amortization of issuance costs	988	362
Total interest expense	$12,769	$4,706

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
As of December 31, 2020, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options and restricted stock units. There were no other grants of any other award types under the Plans.
In June 2016 and June 2018, stockholders approved amendments to the 2014 Plan that increased the number of shares available for grant by 3,900,000 and 3,000,000, respectively. As of December 31, 2020, 1,659,252 shares of Class A common stock were available for grant under the 2014 Plan.
Our Employee Stock Purchase Plan (ESPP) became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2020, 4,445,378 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2020	2019	2018
Cost of revenue
Subscription and support	$1,709	$1,554	$700
Professional services	1,434	1,725	619
Operating expenses
Research and development	8,100	8,006	5,842
Sales and marketing	11,062	8,792	5,416
General and administrative	23,466	15,707	18,264
Total	$45,771	$35,784	$30,841

Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2019	4,353,167	$14.32	5.6	$120,714
Granted	—	—
Forfeited	(51,858)	21.23
Exercised	(1,398,142)	13.72
Outstanding at December 31, 2020	2,903,167	$14.48	4.7	$223,941

Exercisable at December 31, 2020	2,777,620	$14.28	4.6	$214,810
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $55.8 million, $75.6 million and $27.5 million, respectively.
No options were granted during the years ended December 31, 2020, 2019 and 2018. The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was approximately $3.5 million, $5.8 million and $12.4 million, respectively. Total unrecognized compensation expense of $0.7 million related to options will be recognized over a weighted-average period of 0.6 years.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019, and 2018 was approximately $27.7 million, $8.8 million, and $7.7 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2019	3,039,020	$31.39
Granted	1,017,914	45.46
Forfeited	(330,025)	39.14
Vested(1)	(822,293)	33.68
Unvested at December 31, 2020	2,904,616	$35.72
(1) During the year ended December 31, 2020, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 87,037 shares had elected to defer settlement of the vested restricted stock units and 60,635 were released from deferral. This resulted in total deferred units of 563,604 as of December 31, 2020.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2020, there was approximately $56.0 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
The fair value of each option grant issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of our Class A common stock, and the expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period. The risk-free interest rate is based on yields on U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) with a maturity similar to the estimated expected term of the ESPP purchase rights.
The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2020	2019	2018
ESPP
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.2% - 1.5%	1.9% - 2.6%	1.8% - 2.4%
Expected volatility	40.6% - 61.0%	35.0% - 49.0%	22.2% - 36.4%
The following table summarizes the ESPP activity under the Plan for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
	2020	2019	2018
Shares issued	186,855	188,390	179,377
Weighted-average purchase price	$38.68	$26.13	$17.93
Total proceeds (in thousands)	$7,227	$4,922	$3,216

Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At December 31, 2020, there was approximately $124,398 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.
11. Accumulated Other Comprehensive Income
The following table summarizes the activity of accumulated other comprehensive income during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income
Balance at December 31, 2017	$139	$(67)	$72
Other comprehensive income	26	—	26
Balance at December 31, 2018	165	(67)	98
Other comprehensive income	13	176	189
Balance at December 31, 2019	178	109	287
Other comprehensive (loss) income	(137)	80	(57)
Balance at December 31, 2020	$41	$189	$230

12. Geographic Information
Revenues by geographical region consisted of the following (in thousands):

	For the year ended December 31,
	2020	2019	2018
Subscription and support revenue
Americas	$273,574	$233,653	$192,596
Other	22,303	12,112	7,796
Professional services revenue
Americas	51,142	49,323	41,238
Other	4,575	2,803	2,714
	$351,594	$297,891	$244,344
Revenues by geography are generally based on the country of the customer as specified in our subscription order. Prior to 2020, we calculated revenue by geography based on the country of Workiva’s contracting entity. We have modified our approach in the current year, and all prior period amounts have been updated to reflect the new methodology. Total Americas revenue attributed to the United States was approximately 94%, 95%, and 94% during each of the years ended December 31, 2020, 2019, and 2018, respectively. No other country represented more than 10% of total revenue during the years presented.
During the years ended December 31, 2020, 2019 and 2018, substantially all of our long-lived assets were attributable to operations in the United States.

13. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands):

	For the year ended December 31,
	2020	2019
Information technology	$46,958	$39,417
Diversified financials	42,683	33,783
Consumer discretionary	38,741	33,658
Industrials	37,633	33,281
Healthcare	35,471	28,100
Banks	35,084	28,788
Insurance	23,773	18,608
Energy	23,618	22,551
Real estate	15,893	16,134
Utilities	14,740	13,209
Materials	14,641	12,239
Other	22,359	18,123
Total revenues	$351,594	$297,891
The following table presents our revenues disaggregated by type of good or service (in thousands):

	For the year ended December 31,
	2020	2019
Subscription and support	$295,877	$245,765
XBRL professional services	38,032	38,734
Other services	17,685	13,392
Total revenues	$351,594	$297,891
Deferred Revenue
During the year ended December 31, 2020, we recognized $172.0 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2020, revenue of approximately $402.5 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $247.8 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

14. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	For the year ended December 31,
	2020	2019	2018
United States	$(50,193)	$(46,580)	$(50,268)
Foreign	1,504	(760)	444
Total	$(48,689)	$(47,340)	$(49,824)
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2020	2019	2018
Current
State	$120	$59	$48
Foreign	(148)	252	203
Total Current	$(28)	$311	$251

Deferred
Federal	$—	$(65)	$(8)
Foreign	(263)	(107)	4
Total Deferred	$(263)	$(172)	$(4)

Total	$(291)	$139	$247
During the years ended December 31, 2020, 2019 and 2018, we recorded a federal income tax benefit of $0, $65,000, and $8,000, respectively. That benefit was primarily related to the allocation of tax expense (benefit) between continuing operations and other comprehensive income (loss) when applying the exception to the ASC 740 intraperiod tax allocation rule. Intraperiod tax allocation rules require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings and then record a related tax benefit in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year.
In response to the COVID-19 pandemic, the Canada Revenue Agency extended the filing due dates allowing for the Scientific Research and Experimental Development (SR&ED) reporting deadlines to be extended for six months, but no later than December 31, 2020. We were able to leverage this deadline extension and amended our 2018 Canadian return for the SR&ED credit thus generating a current and deferred foreign tax benefit for the year ended December 31, 2020.

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax benefit at federal statutory rate	$(10,225)	$(9,941)	$(10,463)
State taxes, net of federal benefit	(3,394)	(4,985)	(2,587)
Revaluation of deferred tax items due to tax rate change (state)	(404)	—	—
Section 162(m) limitations	6,682	2,944	1,625
Stock-based compensation	(12,665)	(14,728)	(2,327)
Nondeductible permanent items	2,001	1,103	2,815
Tax benefit of federal R&D credit	(3,509)	(3,141)	(3,289)
Valuation allowance	21,981	29,068	14,044
Other	(758)	(181)	429
Total income tax provision	$(291)	$139	$247

The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Property and equipment	$2,636	$2,534
Accruals and reserves	173	164
Lease liability	9,984	10,833
Compensation and benefits	19,035	16,391
Deferred revenue	11,753	5,973
Net operating loss and credits	91,300	78,983
Interest expense	2,521	1,131
Other	347	338
Total deferred tax assets	137,749	116,347
Valuation allowance	(111,402)	(89,422)
Total deferred tax assets	26,347	26,925
Deferred tax liabilities:
Property and equipment	(10)	—
Right-of-use asset	(8,772)	(9,396)
Convertible Notes	(13,076)	(14,598)
Other deferred tax liabilities	(4,122)	(2,822)
Deferred tax liabilities	(25,980)	(26,816)
Total	$367	$109

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net US deferred tax asset at December 31, 2020, because we believe it is more likely than not that these benefits will not be realized.
As of December 31, 2020, we have federal and state net operating loss carryforwards of approximately $283.0 million and $214.8 million, respectively, available to reduce any future taxable income. The federal net operating loss carryforwards will expire in varying amounts beginning in 2034. As a result of the TCJA the federal and some state net operating losses incurred after 2017 will have an indefinite carryforward. The state net operating loss carryforwards will expire in varying amounts beginning in 2021. Additionally, we have total net operating loss carryforwards from international operations of $1.8 million that do not expire. We also have approximately $16.4 million of federal and $2.9 million of state tax credit carryforwards as of December 31, 2020. The federal credits will expire in varying amounts between the years 2034 and 2040. The state credits expire beginning in 2021. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.
A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended December 31,
	2020	2019	2018
Unrecognized tax benefits-beginning of period	$178	$182	$191
Foreign currency adjustments	17	(4)	(9)
Unrecognized tax benefits-end of period	$195	$178	$182
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2020, due to the availability of net operating losses.
We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months. Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended December 31, 2020, 2019 and 2018.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2020, tax years for 2016 through 2019 are subject to examination by the tax authorities. Generally, as of December 31, 2020, we are no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2016. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(39,966)	$(8,432)	$(38,135)	$(9,344)	$(38,733)	$(11,338)

Denominator
Weighted-average common shares outstanding - basic and diluted	40,007,839	8,440,327	37,190,224	9,112,432	33,758,623	9,881,785
Basic and diluted net loss per share	$(1.00)	$(1.00)	$(1.03)	$(1.03)	$(1.15)	$(1.15)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2020	2019	2018
Shares subject to outstanding common stock options	2,903,167	4,353,167	6,400,175
Shares subject to unvested restricted stock units	2,904,616	3,039,020	2,359,261
Shares issuable pursuant to the ESPP	94,390	76,466	105,583
Additionally, approximately 4.3 million shares of our Class A common stock underlying the conversion option in the Notes, are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. We use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable. During the year ended December 31, 2020, the average market price of our Class A common stock did not exceed the conversion price of the Notes of $80.16 per share.

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

	Three months ended
	Dec 31, 2020	Sep 30, 2020 (1)	Jun 30, 2020 (1)	Mar 31, 2020 (1)	Dec 31, 2019 (1)	Sep 30, 2019 (1)	Jun 30, 2019 (1)	Mar 31, 2019 (1)
	(in thousands)
Revenue
Subscription and support	$80,970	$75,850	$70,696	$68,361	$66,148	$63,022	$60,472	$56,123
Professional services	12,864	12,249	13,164	17,440	14,117	11,157	13,012	13,840
Total revenue	93,834	88,099	83,860	85,801	80,265	74,179	73,484	69,963
Cost of revenue
Subscription and support	13,239	12,013	12,098	12,153	11,946	10,924	10,202	9,809
Professional services	10,412	9,873	10,146	10,243	11,102	10,827	10,475	9,727
Total cost of revenue	23,651	21,886	22,244	22,396	23,048	21,751	20,677	19,536
Gross profit	70,183	66,213	61,616	63,405	57,217	52,428	52,807	50,427
Operating expenses
Research and development	24,386	23,956	23,508	22,994	23,216	22,899	21,795	22,011
Sales and marketing	37,813	35,487	35,270	36,117	33,732	32,990	28,213	25,365
General and administrative (2)	13,124	13,642	19,553	13,369	14,675	11,938	11,147	10,304
Total operating expenses	75,323	73,085	78,331	72,480	71,623	67,827	61,155	57,680
Loss from operations	(5,140)	(6,872)	(16,715)	(9,075)	(14,406)	(15,399)	(8,348)	(7,253)
Interest income	450	471	655	1,706	2,064	1,460	641	492
Interest expense	(3,497)	(3,500)	(3,489)	(3,478)	(3,456)	(1,880)	(343)	(348)
Other (expense) income, net	(468)	(387)	(68)	718	(305)	24	(111)	(172)
Loss before provision (benefit) for income taxes	(8,655)	(10,288)	(19,617)	(10,129)	(16,103)	(15,795)	(8,161)	(7,281)
Provision (benefit) for income taxes	(642)	67	(5)	289	38	98	(8)	11
Net loss	$(8,013)	$(10,355)	$(19,612)	$(10,418)	$(16,141)	$(15,893)	$(8,153)	$(7,292)
Net loss per common share:
Basic and diluted	$(0.16)	$(0.21)	$(0.41)	$(0.22)	$(0.34)	$(0.34)	$(0.18)	$(0.16)
Weighted-average common shares outstanding - basic and diluted	49,222,465	48,840,131	48,171,552	47,545,703	47,058,209	46,731,663	46,166,660	45,229,279
(1) Refer to Note 1. “Organization and Significant Accounting Policies” for further detail related to adjustments made in the previously issued consolidated financial statements as a result of misstatements related to the application of the transitional guidance from the adoption of FASB ASU No. 2016-02, Leases (Topic 842). The effect of the misstatements on the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019 was a decrease in interest expense of approximately $72,000, $74,000, $76,000, $78,000, $79,000, $90,000 and $92,000, respectively, and a decrease in general and administrative expense related to depreciation and amortization of approximately $80,000 per quarter.
(2) During the second quarter of 2020, we recorded an additional $1.2 million and $4.8 million of cash-based and equity-based compensation, respectively, to general and administrative expense pursuant to a separation agreement with a former executive.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Short-Term Incentive Plan
On February 15, 2021, the Compensation Committee of our Board of Directors approved the 2021 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2021. The Plan provides executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2021, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the Company.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the Company.
Martin J. Vanderploeg, Ph.D., 64, has served as President and Chief Executive Officer since June 2018, has served as our President and Chief Operating Officer since December 2014 and served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 to December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI’s Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Julie Iskow, 59, has served as Executive Vice President and Chief Operating Officer since October 2019. Prior to Workiva, Ms. Iskow served as Chief Technology Officer of Medidata Solutions, Inc. since April 2015 and was also its Executive Vice President of Product Development since July 2016. Ms. Iskow served as Senior Vice President of Global Product Development at Medidata from April 2015 to July 2016. From December 2013 to March 2015, Ms. Iskow served as Chief Information Officer and Senior Vice President at WageWorks, Inc., and prior to that as its Senior Vice President of Product Development and Vice President of Product Development. Ms. Iskow has also served as Vice President of Engineering at Asyst Technologies and GW Associates, Inc. Prior to joining GW Associates, she was a member of the faculty at the University of Vermont. Ms. Iskow earned a B.S. degree from U.C. Berkeley and an M.S. degree from U.C. Davis. Since May of 2019, Ms. Iskow has been an independent director of Vocera Communications, Inc. and is a member of its Governance and Nominating Committee.
Jeffrey D. Trom, Ph.D., 60, has served as Executive Vice President and Chief Technology Officer since December 2014 and served as a Managing Director and Chief Technology Officer of Workiva LLC from 2008 to December 2014. He has over 20 years of experience working with information technology and development. Prior to founding Workiva, Mr. Trom was a founder of EAI and served as EAI’s Vice President from 1990 and as Chief Technology Officer in charge of software architecture, development and deployment from 1999 until EAI was acquired by Unigraphics Solutions in 2000. Thereafter, Mr. Trom served as a technical consultant for various technology companies, including Electronic Data Systems from 2000 to 2002. He is president of the board of Middle Creek Montessori, a non-profit school in Bozeman, Montana. Mr. Trom earned a B.S. and M.S. in Mechanical Engineering from University of Iowa and a Ph.D. in Mechanical Engineering from Iowa State University.
J. Stuart Miller, 60, has served as our Executive Vice President and Chief Financial Officer since December 2014. He also served as our Treasurer from December 2014 to June 2017 and served as Chief Financial Officer of Workiva LLC from April 2014 to December 2014. He has over 25 years of experience advising on mergers and acquisitions and capital raising for various companies. Prior to joining Workiva in April 2014, Mr. Miller was a Managing Director of Colonnade Advisors, a mergers and acquisitions advisory firm that he founded in 1999. Previously, he was a Managing Director in the Investment Banking Department of J.P. Morgan. Mr. Miller joined J.P. Morgan from Credit Suisse First

Boston, where he had worked in the Investment Banking Department. He earned a B.A. from Washington & Lee University and an M.B.A. from Harvard Business School.
Brandon E. Ziegler, 47, Mr. Ziegler has been a Senior Vice President and General Counsel of Workiva Inc. since March 16, 2020, and has served as its Corporate Secretary since May 19, 2020. Mr. Ziegler was previously Senior Vice President, Deputy General Counsel and Assistant Corporate Secretary at Medidata Solutions, a leading technology and data platform for life sciences from July 2016 to March 2020. Prior to Medidata, Mr. Ziegler was head of ADP’s legal department for multinational corporations as Vice President and Assistant General Counsel from February 2007 to July 2016. Before moving in-house, Mr. Ziegler worked in private practice in New York and has extensive legal experience counseling public and private companies in global corporate development, corporate governance and commercial transactions. He earned a B.A. (cum laude) from Duke University and a J.D. from Brooklyn Law School where he was an international business law fellow.
Mitz Banarjee, 42, Mr. Banarjee has served as our Executive Vice President and Chief Customer Officer since August 2018. Previously, Mr. Banarjee served as our Executive Vice President of Global Operations from August 2017 to August 2018, Executive Vice President of Global Client Services from March to August 2017, Vice President of Global Client Services from March 2015 to March 2017 and Director of Customer First Culture from December 2014 to February 2015. He also served Workiva LLC as Director of Customer First Culture from March 2012 to December 2014 and Director of Customer Operations from March 2010 to February 2012. Prior to Workiva, Mr. Banarjee was Director of Client Services at Yodle (acquired by Web.com in 2016). Previously, he managed customer relationship teams at AT&T and AOL. He earned a B.A. in Information Systems from the University of Lincoln in England, UK.
c)    Delinquent Section 16(a) Reports.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

4.03	Form of 1.125% Convertible Senior Note due 2026, incorporated by reference from Exhibit A to the Indenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16, 2019.

4.04	Form of senior indenture, incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on August 3, 2017.

4.05	Form of subordinated indenture, incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on August 3, 2017.

4.06	Description of Capital Stock, incorporated by reference from Exhibit 4.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

10.01*	Amended and Restated Workiva Inc. 2009 Unit Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.02*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

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

10.09*
Workiva Inc. Nonqualified Deferred Compensation Plan effective as of January 14, 2016, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2016.

10.10*
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

10.12*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2016.

10.13*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2018.

10.14*
Amendment No. 1 to the Workiva Inc. Nonqualified Deferred Compensation Plan., incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.15*
Employment agreement, dated September 6, 2019, between the Company and Julie Iskow, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2019.

10.16*	Separation Agreement, dated April 9, 2020, between the Company and Scott Ryan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020.

21.01	List of Subsidiaries of the Company.

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.01	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.01	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.02	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of February, 2021.

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

Signature	Title	Date

/s/ Martin J. Vanderploeg, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2021
Martin J. Vanderploeg, Ph.D.

/s/ J. Stuart Miller	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2021
J. Stuart Miller

/s/ Jill Klindt	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2021
Jill Klindt

/s/ Eugene S. Katz	Director	February 17, 2021
Eugene S. Katz

/s/ Michael M. Crow, Ph.D.	Director	February 17, 2021
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 17, 2021
Robert H. Herz

/s/ David S. Mulcahy	Director	February 17, 2021
David S. Mulcahy

/s/ Suku Radia	Director	February 17, 2021
Suku Radia

/s/ Brigid A. Bonner	Director	February 17, 2021
Brigid A. Bonner

/s/ Julie Iskow	Director	February 17, 2021
Julie Iskow

S-1