Form 10-Q
period 2021-03-31
WORKIVA INC
filed 2021-05-04
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2021, there were approximately 42,209,295 shares of the registrant's Class A common stock and 7,784,610 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of March 31, 2021	As of December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$331,173	$322,831
Marketable securities	209,446	207,207
Accounts receivable, net of allowance for doubtful accounts of $599 and $717 at March 31, 2021 and December 31, 2020, respectively	53,754	68,922
Deferred commissions	22,924	21,923
Other receivables	3,314	3,155
Prepaid expenses and other	12,758	9,047
Total current assets	633,369	633,085

Property and equipment, net	28,961	29,365
Operating lease right-of-use assets	16,501	15,844
Deferred commissions, non-current	23,422	23,421
Intangible assets, net	1,560	1,583
Other assets	4,610	3,708
Total assets	$708,423	$707,006

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of March 31, 2021	As of December 31, 2020
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,716	$2,843
Accrued expenses and other current liabilities	60,110	68,256
Deferred revenue	212,025	208,990
Finance lease obligations	1,728	1,705
Total current liabilities	278,579	281,794

Convertible senior notes, net	291,756	289,490
Deferred revenue, non-current	32,888	35,894
Other long-term liabilities	1,683	1,680
Operating lease liabilities, non-current	17,540	17,209
Finance lease obligations, non-current	16,221	16,662
Total liabilities	638,667	642,729

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 42,102,011 and 40,719,189 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	42	41
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 7,824,610 and 8,069,610 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8	8
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	491,549	478,698
Accumulated deficit	(422,024)	(414,700)
Accumulated other comprehensive income	181	230
Total stockholders’ equity	69,756	64,277
Total liabilities and stockholders’ equity	$708,423	$707,006

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended March 31,
	2021	2020
Revenue
Subscription and support	$84,936	$68,361
Professional services	19,286	17,440
Total revenue	104,222	85,801
Cost of revenue
Subscription and support	13,202	12,153
Professional services	10,474	10,243
Total cost of revenue	23,676	22,396
Gross profit	80,546	63,405
Operating expenses
Research and development	26,634	22,994
Sales and marketing	41,035	36,117
General and administrative	17,021	13,369
Total operating expenses	84,690	72,480
Loss from operations	(4,144)	(9,075)
Interest income	360	1,706
Interest expense	(3,485)	(3,478)
Other (expense) income, net	(384)	718
Loss before (benefit) provision for income taxes	(7,653)	(10,129)
(Benefit) provision for income taxes	(329)	289
Net loss	$(7,324)	$(10,418)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.22)
Weighted-average common shares outstanding - basic and diluted	50,244,120	47,545,703

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended March 31,
	2021	2020
Net loss	$(7,324)	$(10,418)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of tax	156	(51)
Unrealized (loss) gain on available-for-sale securities, net of tax	(205)	42
Other comprehensive loss, net of tax	(49)	(9)
Comprehensive loss	$(7,373)	$(10,427)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

Three months ended March 31, 2021
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	11,623	—	—	11,623
Issuance of common stock upon exercise of stock options	312	1	4,137	—	—	4,138
Issuance of common stock under employee stock purchase plan	93	—	4,237	—	—	4,237
Issuance of restricted stock units	803	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(70)	—	(7,146)			(7,146)
Net loss	—	—	—	—	(7,324)	(7,324)
Other comprehensive loss	—	—	—	(49)	—	(49)
Balances at March 31, 2021	49,927	$50	$491,549	$181	$(422,024)	$69,756

Three months ended March 31, 2020
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(366,302)	$54,202
Stock-based compensation expense	—	—	9,936	—	—	9,936
Issuance of common stock upon exercise of stock options	225		2,794	—	—	2,794
Issuance of common stock under employee stock purchase plan	94	—	3,660	—	—	3,660
Issuance of restricted stock units	117	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(30)	—	(1,379)	—	—	(1,379)
Net loss	—	—	—	—	(10,418)	(10,418)
Other comprehensive loss	—	—	—	(9)	—	(9)
Balances at March 31, 2020	47,045	$47	$435,181	$278	$(376,720)	$58,786

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(7,324)	$(10,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,054	1,063
Stock-based compensation expense	11,623	9,936
(Recovery of) provision for doubtful accounts	(118)	40
Amortization of premiums and discounts on marketable securities, net	625	101
Amortization of debt discount and issuance costs	2,266	2,197
Deferred income tax	(346)	—
Changes in assets and liabilities:
Accounts receivable	15,265	14,265
Deferred commissions	(1,059)	603
Operating lease right-of-use asset	944	1,098
Other receivables	(161)	(253)
Prepaid expenses and other	(3,747)	(1,955)
Other assets	(573)	(74)
Accounts payable	1,908	(1,382)
Deferred revenue	179	(1,228)
Operating lease liability	(1,076)	(1,145)
Accrued expenses and other liabilities	(7,957)	(8,021)
Net cash provided by operating activities	11,503	4,827

Cash flows from investing activities
Purchase of property and equipment	(849)	(688)
Purchase of marketable securities	(43,655)	(20,832)
Sale of marketable securities	—	11,423
Maturities of marketable securities	40,586	12,975
Purchase of intangible assets	(71)	(77)
Net cash (used in) provided by investing activities	(3,989)	2,801

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended March 31,
	2021	2020

Cash flows from financing activities
Proceeds from option exercises	4,138	2,794
Taxes paid related to net share settlements of stock-based compensation awards	(7,146)	(1,379)
Proceeds from shares issued in connection with employee stock purchase plan	4,237	3,660
Principal payments on finance lease obligations	(417)	(398)
Net cash provided by financing activities	812	4,677
Effect of foreign exchange rates on cash	16	(613)

Net increase in cash and cash equivalents	8,342	11,692
Cash and cash equivalents at beginning of period	322,831	381,742
Cash and cash equivalents at end of period	$331,173	$393,434

Supplemental cash flow disclosure
Cash paid for interest	$2,188	$2,242
Cash paid for income taxes, net of refunds	$20	$159

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$124

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. Our transition to a virtual event in September 2020 has partially mitigated this trend, and we expect marketing expenses to continue to be offset by our virtual operations through 2021. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 17, 2021.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intraperiod allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. The standard became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The standard provides different transition methods for the various provisions. Effective January 1, 2021, we adopted this standard. The adoption of this new standard did not have a material impact on our consolidated financial statements.
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

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accrued vacation	$11,249	$10,294
Accrued commissions	6,161	12,678
Accrued bonuses	5,172	6,573
Accrued payroll	3,930	2,631
Estimated health insurance claims	1,347	1,224
Accrued interest	485	1,455
ESPP employee contributions	2,569	4,269
Customer deposits	18,604	18,283
Operating lease liabilities	4,558	4,541
Accrued other liabilities	6,035	6,308
	$60,110	$68,256

3. Cash Equivalents and Marketable Securities
At March 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$287,509	$—	$—	$287,509
Commercial paper	10,989	—	—	10,989
U.S. treasury debt securities	48,502	35	(3)	48,534
Corporate debt securities	144,831	90	(81)	144,840
Foreign government debt securities	5,080	3	—	5,083
	$496,911	$128	$(84)	$496,955
Included in cash and cash equivalents	$287,509	$—	$—	$287,509
Included in marketable securities	$209,402	$128	$(84)	$209,446
At December 31, 2020, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$265,578	$—	$—	$265,578
Commercial paper	21,489	—	—	21,489
U.S. treasury debt securities	51,731	80	(2)	51,809
Corporate debt securities	147,715	214	(47)	147,882
Foreign government debt securities	1,025	2	—	1,027
	$487,538	$296	$(49)	$487,785
Included in cash and cash equivalents	$280,578	$—	$—	$280,578
Included in marketable securities	$206,960	$296	$(49)	$207,207

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of March 31, 2021
Due within one year	$124,949
Due in on to two years	82,482
Due in three to five years	2,015
$209,446
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of March 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2021
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$14,752	$(3)	$—	$—
Corporate debt securities	81,966	(81)	—	—
Total	$96,718	$(84)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2021, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2021, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2021			Fair Value Measurements as of December 31, 2020
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$287,509	$287,509	$—	$265,578	$265,578	$—
Commercial paper	10,989	—	10,989	21,489	—	21,489
U.S. treasury debt securities	48,534	—	48,534	51,809	—	51,809
Corporate debt securities	144,840	—	144,840	147,882	—	147,882
Foreign government debt securities	5,083	—	5,083	1,027	—	1,027
	$496,955	$287,509	$209,446	$487,785	$265,578	$222,207

Included in cash and cash equivalents	$287,509			$280,578
Included in marketable securities	$209,446			$207,207

Convertible Senior Notes
As of March 31, 2021, the fair value of our convertible senior notes was $440.8 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	March 31, 2021	December 31, 2020
Liability component:
Principal	$345,000	$345,000
Unamortized discount	(47,331)	(49,346)
Unamortized issuance costs	(5,913)	(6,164)
Net carrying amount	$291,756	$289,490

Equity component, net of purchase discounts and issuance costs	$58,560	$58,560

Interest expense related to the Notes is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Contractual interest expense	$971	$970
Amortization of debt discount	2,015	1,953
Amortization of issuance costs	251	244
Total interest expense	$3,237	$3,167

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

7. Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2021	2020
Cost of revenue
Subscription and support	$496	$431
Professional services	367	425
Operating expenses
Research and development	2,431	1,583
Sales and marketing	3,549	2,736
General and administrative	4,780	4,761
Total	$11,623	$9,936
Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2020	2,903,167	$14.48	4.7
Granted	—	—
Forfeited	(2,249)	21.55
Exercised	(312,352)	13.25
Outstanding at March 31, 2021	2,588,566	$14.63	4.6

Exercisable at March 31, 2021	2,523,979	$14.48	4.5

Restricted Stock Units
The following table summarizes the restricted stock unit activity under the Plan for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2020	2,904,616	$35.72
Granted	614,099	100.93
Forfeited	(102,474)	62.10
Vested(1)	(1,178,379)	28.96
Unvested at March 31, 2021	2,237,862	$56.25
(1) During the three months ended March 31, 2021, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 382,698 shares had elected to defer settlement of the vested restricted stock units and 6,903 shares were released from deferral. This resulted in total deferred units of 939,399 as of March 31, 2021.
Employee Stock Purchase Plan
During the three months ended March 31, 2021, 92,846 shares of common stock were purchased under the ESPP at a weighted-average price of $45.63 per share, resulting in cash proceeds of $4.2 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At March 31, 2021, there was approximately $930,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.
8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended March 31,
	2021	2020
Information technology	$13,959	$11,090
Diversified financials	12,260	9,867
Consumer discretionary	10,977	9,437
Healthcare	10,882	8,420
Industrials	10,700	9,224
Banks	10,307	8,501
Insurance	7,073	5,941
Energy	6,831	6,424
Utilities	5,143	3,785
Real estate	4,760	4,352
Materials	4,397	3,540
Other	6,933	5,220
Total revenues	$104,222	$85,801

The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended March 31,
	2021	2020
Subscription and support	$84,936	$68,361
XBRL professional services	14,486	13,432
Other services	4,800	4,008
Total revenues	$104,222	$85,801
Deferred Revenue
We recognized $79.3 million and $63.6 million of revenue during the three months ended March 31, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2021, we expect revenue of approximately $421.0 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $259.3 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2021		March 31, 2020
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(6,161)	$(1,163)	$(8,535)	$(1,883)

Denominator
Weighted-average common shares outstanding - basic and diluted	42,264,288	7,979,832	38,952,305	8,593,398
Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.22)	$(0.22)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2021	March 31, 2020
Shares subject to outstanding common stock options	2,588,566	4,106,122
Shares subject to unvested restricted stock units	2,237,862	3,335,671
Shares issuable pursuant to the ESPP	59,359	107,331
In addition, as of March 31, 2021, approximately 4.3 million shares of our Class A common stock underlying the conversion option in the Notes were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they are considered anti-dilutive. We use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2021. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva simplifies complex work for thousands of organizations worldwide. We are a leading provider of cloud-based compliance and regulatory reporting solutions that are designed to solve business challenges at the intersection of data, process and people.
Workiva changes the way enterprises manage and report business data. Our open, intelligent and intuitive platform is based on single instance, multi-tenant software applications deployed in the cloud. Our platform connects data, documents and teams, which results in improved efficiency, greater transparency and reduced risk of errors. We offer customers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail on our proprietary platform. As of March 31, 2021, 3,800 organizations subscribed to our platform for at least one solution.
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
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. At March 31, 2021, over 80% of our subscription revenue was priced on a solution-based licensing model. We charge customers additional fees primarily for document setup and XBRL tagging services.
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

We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,751 at March 31, 2021 from 1,595 at March 31, 2020, an increase of 9.8%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $104.2 million during the three months ended March 31, 2021, from $85.8 million during the three months ended March 31, 2020. We incurred a net loss of $7.3 million during the three months ended March 31, 2021, compared to $10.4 million during the three months ended March 31, 2020.
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
We cannot fully predict the extent to which the ongoing COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. We have adopted several measures in response to the COVID-19 outbreak, including advising employees to work from home, restricting non-critical business travel by our employees, and canceling in-person marketing events (including our annual user conference in September 2021) and replacing it with digital events. Notwithstanding these measures, we have been able to continue to meet the needs of our customers, keeping our platform fully operational and delivering the services contracted by our customers.
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
Investment in growth. We plan to continue to invest in the development of our platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in Europe, Middle East, and Africa (EMEA), as well as use cases for integrated risk, global statutory reporting, and the U.S. government. As a result of the COVID-19 pandemic, regulatory authorities delayed the adoption of new regulations and policy mandates. For example, the Financial Conduct Authority in the United Kingdom (FCA) has postponed by one year the mandatory European Single Electronic Format (ESEF) requirements for annual financial reporting. Additionally, as part of a broader package designed to make it easier for capital markets to support economic recovery from the COVID-19 pandemic, the European Parliament and the Council of the European Union agreed to delay by one year the application of the ESEF requirements, allowing issuers to apply ESEF for financial years beginning on or after January 1, 2021. These delays could adversely impact our business in EMEA.
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. Our transition to a virtual event in 2020 and continuing in September 2021 has mostly mitigated this trend. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Three months ended March 31,
	2021	2020

	(dollars in thousands)
Financial metrics
Total revenue	$104,222	$85,801
Percentage increase in total revenue	21.5%	22.6%
Subscription and support revenue	$84,936	$68,361
Percentage increase in subscription and support revenue	24.2%	21.8%
Subscription and support as a percent of total revenue	81.5%	79.7%

	As of March 31,
	2021	2020
Operating metrics
Number of customers	3,800	3,507
Subscription and support revenue retention rate	95.1%	94.5%
Subscription and support revenue retention rate including add-ons	111.2%	110.9%
Number of customers with annual contract value $100k+	884	670
Number of customers with annual contract value $150k+	457	308
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
Our subscription and support revenue retention rate was 95.1% as of March 31, 2021, up slightly from the rate as of March 31, 2020. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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
Our subscription and support revenue retention rate including add-ons was 111.2% as of the quarter ended March 31, 2021, up from 110.9% as of March 31, 2020.

Annual contract value. Our annual contract value (ACV) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2021 and 2020, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 6% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2021	2020

	(in thousands)
Revenue
Subscription and support	$84,936	$68,361
Professional services	19,286	17,440
Total revenue	104,222	85,801
Cost of revenue
Subscription and support(1)	13,202	12,153
Professional services(1)	10,474	10,243
Total cost of revenue	23,676	22,396
Gross profit	80,546	63,405
Operating expenses
Research and development(1)	26,634	22,994
Sales and marketing(1)	41,035	36,117
General and administrative(1)	17,021	13,369
Total operating expenses	84,690	72,480
Loss from operations	(4,144)	(9,075)
Interest income	360	1,706
Interest expense	(3,485)	(3,478)
Other (expense) income, net	(384)	718
Loss before provision for income taxes	(7,653)	(10,129)
(Benefit) provision for income taxes	(329)	289
Net loss	$(7,324)	$(10,418)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
Cost of revenue
Subscription and support	$496	$431
Professional services	367	425
Operating expenses
Research and development	2,431	1,583
Sales and marketing	3,549	2,736
General and administrative	4,780	4,761
Total stock-based compensation expense	$11,623	$9,936

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2021	2020
Revenue
Subscription and support	81.5%	79.7%
Professional services	18.5	20.3
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	12.7	14.2
Professional services	10.0	11.9
Total cost of revenue	22.7	26.1
Gross profit	77.3	73.9
Operating expenses
Research and development	25.6	26.8
Sales and marketing	39.4	42.1
General and administrative	16.3	15.6
Total operating expenses	81.3	84.5
Loss from operations	(4.0)	(10.6)
Interest income	0.3	2.0
Interest expense	(3.3)	(4.1)
Other (expense) income, net	(0.4)	0.8
Loss before provision for income taxes	(7.4)	(11.9)
(Benefit) provision for income taxes	(0.3)	0.3
Net loss	(7.1)%	(12.2)%
Comparison of Three Months Ended March 31, 2021 and 2020
Revenue

	Three months ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Revenue
Subscription and support	$84,936	$68,361	24.2%
Professional services	19,286	17,440	10.6%
Total revenue	$104,222	$85,801	21.5%
Total revenue increased $18.4 million for the three months ended March 31, 2021 compared to the same quarter a year ago due primarily to a $16.6 million increase in subscription and support revenue. Growth in subscription and support revenue in the first quarter was attributable mainly to strong demand and better pricing for a broad range of use cases, including SEC and capital market reporting, integrated risk, global statutory reporting, banking, management and performance reporting, and FERC reporting. The total number of our customers increased 8.4% from March 31, 2020 to March 31, 2021. Professional services revenue increased $1.8 million for the three months ended March 31, 2021 compared to the same quarter a year ago due primarily to growth in revenue from XBRL professional services.

Cost of Revenue

	Three months ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$13,202	$12,153	8.6%
Professional services	10,474	10,243	2.3%
Total cost of revenue	$23,676	$22,396	5.7%
Cost of revenue increased $1.3 million in the three months ended March 31, 2021 compared to the same quarter a year ago due primarily to $1.7 million in higher cash-based compensation and benefits due mostly to increased headcount resulting from our continued investment in and support of our platform and solutions. This increase was primarily offset by a $0.5 million decrease in travel costs due to the COVID-19 pandemic.
Operating Expenses

	Three months ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Operating expenses
Research and development	$26,634	$22,994	15.8%
Sales and marketing	41,035	36,117	13.6%
General and administrative	17,021	13,369	27.3%
Total operating expenses	$84,690	$72,480	16.8%
Research and Development
Research and development expenses increased $3.6 million in the three months ended March 31, 2021 compared to the same quarter a year ago due primarily to $3.0 million in higher cash-based compensation and benefits as well as a $0.8 million increase in stock-based compensation. These increases were partially offset by a $0.5 million reduction in travel costs due to the COVID-19 pandemic. The increases in cash and stock-based compensation were the result of our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $4.9 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due primarily to $5.8 million in higher cash-based compensation and benefits, an additional $0.8 million in stock-based compensation and a $0.5 million increase in advertising expense. These increases were partially offset by a $2.1 million reduction in travel costs due to the COVID-19 pandemic. Headcount in sales and marketing increased 9.4% in the quarter ended March 31, 2021 compared to the same quarter a year ago. We expect to continue to invest in sales and marketing to help drive revenue growth.

General and Administrative
General and administrative expenses increased $3.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due primarily to $3.8 million in higher cash-based compensation and benefits. Headcount in general and administrative increased 9.5% compared to the same quarter a year ago.
Non-Operating Income (Expenses)

	Three months ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Interest income	$360	$1,706	(78.9)%
Interest expense	(3,485)	(3,478)	0.2%
Other (expense) income, net	(384)	718	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other (Expense) Income, Net
During the three months ended March 31, 2021, interest expense remained relatively flat compared to the same time period in the prior year. Interest income decreased $1.3 million during the three months ended March 31, 2021 compared to the same period a year ago due primarily to lower interest rates on investments. Other expense increased $1.1 million compared to the same period a year ago due primarily to losses on foreign currency transactions.
Results of Operations for Fiscal 2020 Compared to 2019
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.
Liquidity and Capital Resources

	Three months ended March 31,
	2021	2020

	(in thousands)
Cash flow provided by operating activities	$11,503	$4,827
Cash flow (used in) provided by investing activities	(3,989)	2,801
Cash flow provided by financing activities	812	4,677
Net increase in cash and cash equivalents, net of impact of exchange rates	$8,342	$11,692

As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $540.6 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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
Operating Activities
For the three months ended March 31, 2021, cash provided by operating activities was $11.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.3 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $11.6 million of stock-based compensation expense, $2.3 million for the amortization of our debt discount and issuance costs and a $3.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $8.0 million decrease in accrued expenses and other liabilities, a $3.7 million increase in prepaid expenses, a $1.1 million increase in deferred commissions and a $0.6 million increase in other assets offset by a $15.3 million decrease in accounts receivable and a $1.9 million increase in accounts payable. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Increases in accounts payable and other assets as well as the decreases in accounts receivable and accrued expenses and other liabilities, were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to timing of payments relating to cloud infrastructure services and subscriptions.
For the three months ended March 31, 2020, cash provided by operating activities was $4.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $10.4 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $9.9 million of stock-based compensation expense, $2.2 million for the amortization of our debt discount and issuance costs and a $1.9 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $14.3 million decrease in accounts receivable and a $0.6 million decrease in deferred commissions partially offset by a $2.0 million increase in prepaid expenses, a $1.4 million decrease in accounts payable, a $1.2 million decrease in deferred revenue, and a $8.0 million decrease in accrued expenses and other liabilities. The decrease in deferred revenue was due primarily to amounts excluded at March 31, 2020 related to contracts posing higher credit risk related to COVID-19. Deferred commissions decreased due to the sales cycle slowing at the end of the quarter from the effects of COVID-19. Decreases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in accrued expenses and other liabilities were attributable primarily to the timing of our payment of annual bonuses. The increase in prepaid expenses was due primarily to timing of payments relating to cloud infrastructure services and subscriptions.

Investing Activities
Cash used in investing activities of $4.0 million for the three months ended March 31, 2021 was due primarily to $43.7 million in purchases of marketable securities and $0.8 million in purchases of fixed assets offset by $40.6 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash provided by investing activities of $2.8 million for the three months ended March 31, 2020 was due primarily to $13.0 million from maturities of marketable securities and $11.4 million from the sale of marketable securities, partially offset by $20.8 million in purchases of marketable securities and $0.7 million million of capital expenditures. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Financing Activities
Cash provided by financing activities of $0.8 million for the three months ended March 31, 2021 was due primarily to $4.1 million in proceeds from option exercises and $4.2 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $7.1 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $4.7 million for the three months ended March 31, 2020 was due primarily to $2.8 million in proceeds from option exercises and $3.7 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $1.4 million in taxes paid related to net share settlements of stock-based compensation awards.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 17, 2021.
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
During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 17, 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2021 to the risk factors that were included in the Form 10-K.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended March 31, 2021 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 2021	—	$—	—	—
February 2021	66,976	102.04	—	—
March 2021	2,984	104.38	—	—
Total	69,960	$102.14	—	—
(1) Total number of shares delivered to use by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

10.1	Form of Employment Agreement.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May, 2021.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

S-1