Form 10-Q
period 2021-06-30
WORKIVA INC
filed 2021-08-03
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 30, 2021, there were approximately 43,014,051 shares of the registrant's Class A common stock and 7,419,610 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of June 30, 2021	As of December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$322,194	$322,831
Marketable securities	229,419	207,207
Accounts receivable, net of allowance for doubtful accounts of $617 and $717 at June 30, 2021 and December 31, 2020, respectively	65,908	68,922
Deferred commissions	26,646	21,923
Other receivables	2,750	3,155
Prepaid expenses and other	12,045	9,047
Total current assets	658,962	633,085

Property and equipment, net	28,922	29,365
Operating lease right-of-use assets	15,558	15,844
Deferred commissions, non-current	28,797	23,421
Intangible assets, net	1,516	1,583
Other assets	5,127	3,708
Total assets	$738,882	$707,006

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,704	$2,843
Accrued expenses and other current liabilities	76,682	68,256
Deferred revenue	224,952	208,990
Finance lease obligations	1,752	1,705
Total current liabilities	307,090	281,794

Convertible senior notes, net	294,040	289,490
Deferred revenue, non-current	32,219	35,894
Other long-term liabilities	1,338	1,680
Operating lease liabilities, non-current	16,355	17,209
Finance lease obligations, non-current	15,774	16,662
Total liabilities	666,816	642,729

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 42,934,790 and 40,719,189 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	43	41
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 7,419,610 and 8,069,610 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	7	8
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	503,350	478,698
Accumulated deficit	(431,538)	(414,700)
Accumulated other comprehensive income	204	230
Total stockholders’ equity	72,066	64,277
Total liabilities and stockholders’ equity	$738,882	$707,006

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Subscription and support	$91,205	$70,696	$176,141	$139,057
Professional services	14,382	13,164	33,668	30,604
Total revenue	105,587	83,860	209,809	169,661
Cost of revenue
Subscription and support	14,098	12,098	27,300	24,251
Professional services	10,493	10,146	20,967	20,389
Total cost of revenue	24,591	22,244	48,267	44,640
Gross profit	80,996	61,616	161,542	125,021
Operating expenses
Research and development	27,830	23,508	54,464	46,502
Sales and marketing	41,525	35,270	82,560	71,387
General and administrative	17,384	19,553	34,405	32,922
Total operating expenses	86,739	78,331	171,429	150,811
Loss from operations	(5,743)	(16,715)	(9,887)	(25,790)
Interest income	255	655	615	2,361
Interest expense	(3,502)	(3,489)	(6,987)	(6,967)
Other (expense) income, net	(156)	(68)	(540)	650
Loss before provision (benefit) for income taxes	(9,146)	(19,617)	(16,799)	(29,746)
Provision (benefit) for income taxes	368	(5)	39	284
Net loss	$(9,514)	$(19,612)	$(16,838)	$(30,030)
Net loss per common share:
Basic and diluted	$(0.19)	$(0.41)	$(0.33)	$(0.63)
Weighted-average common shares outstanding - basic and diluted	51,065,867	48,171,552	50,657,264	47,858,628

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(9,514)	$(19,612)	$(16,838)	$(30,030)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	48	(30)	204	(81)
Unrealized (loss) gain on available-for-sale securities, net of tax	(25)	420	(230)	462
Other comprehensive income (loss), net of tax	23	390	(26)	381
Comprehensive loss	$(9,491)	$(19,222)	$(16,864)	$(29,649)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	11,623	—	—	11,623
Issuance of common stock upon exercise of stock options	312	1	4,137	—	—	4,138
Issuance of common stock under employee stock purchase plan	93	—	4,237	—	—	4,237
Issuance of restricted stock units	803	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(70)	—	(7,146)	—	—	(7,146)
Net loss	—	—	—	—	(7,324)	(7,324)
Other comprehensive loss	—	—	—	(49)	—	(49)
Balances at March 31, 2021	49,927	$50	$491,549	$181	$(422,024)	$69,756
Stock-based compensation expense	—	—	11,052	—	—	11,052
Issuance of common stock upon exercise of stock options	117	—	1,480	—	—	1,480
Issuance of restricted stock units	318	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(8)	—	(731)	—	—	(731)
Net loss	—	—	—	—	(9,514)	(9,514)
Other comprehensive income	—	—	—	23	—	23
Balances at June 30, 2021	50,354	$50	$503,350	$204	$(431,538)	$72,066

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(in thousands) (unaudited)

	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(366,302)	$54,202
Stock-based compensation expense	—	—	9,936	—	—	9,936
Issuance of common stock upon exercise of stock options	225		2,794	—	—	2,794
Issuance of common stock under employee stock purchase plan	94	—	3,660	—	—	3,660
Issuance of restricted stock units	117	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(30)	—	(1,379)	—	—	(1,379)
Net loss	—	—	—	—	(10,418)	(10,418)
Other comprehensive loss	—	—	—	(9)	—	(9)
Balances at March 31, 2020	47,045	$47	$435,181	$278	$(376,720)	$58,786
Stock-based compensation expense	—	—	14,894	—	—	14,894
Issuance of common stock upon exercise of stock options	443	—	6,664	—	—	6,664
Issuance of restricted stock units	153	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(21)	—	(732)	—	—	(732)
Net loss	—	—	—	—	(19,612)	(19,612)
Other comprehensive income	—	—	—	390	—	390
Balances at June 30, 2020	47,620	$47	$456,007	$668	$(396,332)	$60,390

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash flows from operating activities
Net loss	$(9,514)	$(19,612)	$(16,838)	$(30,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,097	1,052	2,151	2,115
Stock-based compensation expense	11,052	14,894	22,675	24,830
Provision for (recovery of) doubtful accounts	17	319	(101)	359
Amortization of premiums and discounts on marketable securities, net	763	112	1,388	213
Amortization of debt discount and issuance costs	2,284	2,213	4,550	4,410
Deferred income tax	362	(131)	16	(131)
Changes in assets and liabilities:
Accounts receivable	(12,106)	3,847	3,159	18,112
Deferred commissions	(9,018)	(2,166)	(10,077)	(1,563)
Operating lease right-of-use asset	977	875	1,921	1,973
Other receivables	585	58	424	(195)
Prepaid expenses and other	722	(890)	(3,025)	(2,845)
Other assets	(110)	(609)	(683)	(683)
Accounts payable	(1,172)	(1,692)	736	(3,074)
Deferred revenue	11,900	(3,640)	12,079	(4,868)
Operating lease liability	(1,202)	(1,178)	(2,278)	(2,323)
Accrued expenses and other liabilities	16,123	13,737	8,166	5,716
Net cash provided by operating activities	12,760	7,189	24,263	12,016

Cash flows from investing activities
Purchase of property and equipment	(811)	(696)	(1,660)	(1,384)
Purchase of marketable securities	(51,217)	(16,457)	(94,872)	(37,289)
Sale of marketable securities	250	—	250	11,423
Maturities of marketable securities	30,206	13,062	70,792	26,037
Purchase of intangible assets	(52)	(74)	(123)	(151)
Other investments	(750)	—	(750)	—
Net cash used in investing activities	(22,374)	(4,165)	(26,363)	(1,364)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Cash flows from financing activities
Proceeds from option exercises	1,480	6,664	5,618	9,458
Taxes paid related to net share settlements of stock-based compensation awards	(731)	(732)	(7,877)	(2,111)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	4,237	3,660
Principal payments on finance lease obligations	(424)	(404)	(841)	(802)
Net cash provided by financing activities	325	5,528	1,137	10,205
Effect of foreign exchange rates on cash	310	135	326	(478)

Net (decrease) increase in cash and cash equivalents	(8,979)	8,687	(637)	20,379
Cash and cash equivalents at beginning of period	331,173	393,434	322,831	381,742
Cash and cash equivalents at end of period	$322,194	$402,121	$322,194	$402,121

Supplemental cash flow disclosure
Cash paid for interest	$242	$306	$2,430	$2,547
Cash paid for income taxes, net of refunds	$86	$227	$106	$385

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$25	$—	$149
Purchases of property and equipment, accrued but not paid	$148	$—	$148	$—

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. Our transition to a virtual event in September 2020 and continuing in September 2021 has mostly mitigated this trend. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 17, 2021.
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
New Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The standard will be effective for us beginning January 1, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. We intend to adopt this standard using the modified retrospective method on January 1, 2022 and are currently evaluating its impact on our consolidated financial statements.

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accrued vacation	$11,706	$10,294
Accrued commissions	12,538	12,678
Accrued bonuses	10,632	6,573
Accrued payroll	2,539	2,631
Estimated health insurance claims	1,517	1,224
Accrued interest	1,455	1,455
ESPP employee contributions	4,709	4,269
Customer deposits	20,905	18,283
Operating lease liabilities	4,578	4,541
Accrued other liabilities	6,103	6,308
	$76,682	$68,256

3. Cash Equivalents and Marketable Securities
At June 30, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$280,208	$—	$—	$280,208
Commercial paper	10,995	—	—	10,995
U.S. treasury debt securities	51,298	4	(29)	51,273
Corporate debt securities	162,125	86	(45)	162,166
Foreign government debt securities	5,059	1	—	5,060
	$509,685	$91	$(74)	$509,702
Included in cash and cash equivalents	$280,283	$—	$—	$280,283
Included in marketable securities	$229,402	$91	$(74)	$229,419
At December 31, 2020, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$265,578	$—	$—	$265,578
Commercial paper	21,489	—	—	21,489
U.S. treasury debt securities	51,731	80	(2)	51,809
Corporate debt securities	147,715	214	(47)	147,882
Foreign government debt securities	1,025	2	—	1,027
	$487,538	$296	$(49)	$487,785
Included in cash and cash equivalents	$280,578	$—	$—	$280,578
Included in marketable securities	$206,960	$296	$(49)	$207,207

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of June 30, 2021
Due within one year	$139,833
Due in one to two years	87,574
Due in three to five years	2,012
$229,419
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of June 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2021
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$30,793	$(29)	$—	$—
Corporate debt securities	68,990	(45)	—	—
Total	$99,783	$(74)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2021, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2021, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2021			Fair Value Measurements as of December 31, 2020
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$280,208	$280,208	$—	$265,578	$265,578	$—
Commercial paper	10,995	—	10,995	21,489	—	21,489
U.S. treasury debt securities	51,273	—	51,273	51,809	—	51,809
Corporate debt securities	162,166	—	162,166	147,882	—	147,882
Foreign government debt securities	5,060	—	5,060	1,027	—	1,027
	$509,702	$280,208	$229,494	$487,785	$265,578	$222,207

Included in cash and cash equivalents	$280,283			$280,578
Included in marketable securities	$229,419			$207,207

Convertible Senior Notes
As of June 30, 2021, the fair value of our convertible senior notes was $521.0 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	June 30, 2021	December 31, 2020
Liability component:
Principal	$345,000	$345,000
Unamortized discount	(45,300)	(49,346)
Unamortized issuance costs	(5,660)	(6,164)
Net carrying amount	$294,040	$289,490

Equity component, net of purchase discounts and issuance costs	$58,560	$58,560

Interest expense related to the Notes is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$970	$970	$1,941	$1,940
Amortization of debt discount	2,031	1,967	4,046	3,920
Amortization of issuance costs	253	246	504	490
Total interest expense	$3,254	$3,183	$6,491	$6,350

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
Leases
In July 2021, we signed an operating lease agreement to lease office space in London starting on September 1, 2021. The agreement has a term of three years with an optional two-year extension and a base rent of approximately $1.6 million per year.

7. Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of revenue
Subscription and support	$597	$436	$1,093	$867
Professional services	409	365	776	790
Operating expenses
Research and development	2,417	2,040	4,848	3,623
Sales and marketing	2,837	2,944	6,386	5,680
General and administrative	4,792	9,109	9,572	13,870
Total	$11,052	$14,894	$22,675	$24,830
Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2020	2,903,167	$14.48	4.7
Granted	—	—
Forfeited	(3,930)	20.41
Exercised	(429,696)	13.07
Outstanding at June 30, 2021	2,469,541	$14.72	4.3

Exercisable at June 30, 2021	2,439,821	$14.64	4.3
Restricted Stock Units
The following table summarizes the restricted stock unit activity under the Plan for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2020	2,904,616	$35.72
Granted	686,931	100.02
Forfeited	(141,751)	60.53
Vested(1)	(1,509,833)	29.45
Unvested at June 30, 2021	1,939,963	$61.88
(1) During the six months ended June 30, 2021, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 402,832 shares had elected to defer settlement of the vested restricted stock units and 13,937 shares were released from deferral. This resulted in total deferred units of 952,499 as of June 30, 2021.
Employee Stock Purchase Plan
During the six months ended June 30, 2021, 92,846 shares of common stock were purchased under the ESPP at a weighted-average price of $45.63 per share, resulting in cash proceeds of $4.2 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At June 30, 2021, there was approximately $120,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.04 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Information technology	$14,897	$11,191	$28,856	$22,281
Diversified financials	12,296	10,700	24,556	20,567
Consumer discretionary	10,894	9,312	21,871	18,749
Healthcare	11,261	8,325	22,143	16,745
Industrials	11,213	9,179	21,913	18,403
Banks	10,000	8,454	20,307	16,955
Insurance	7,486	5,404	14,559	11,345
Energy	6,529	5,557	13,360	11,981
Utilities	5,612	3,384	10,755	7,169
Real estate	4,359	3,689	9,119	8,041
Materials	4,073	3,371	8,470	6,911
Other	6,967	5,294	13,900	10,514
Total revenues	$105,587	$83,860	$209,809	$169,661
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Subscription and support	$91,205	$70,696	$176,141	$139,057
XBRL professional services	10,069	8,313	24,555	21,745
Other services	4,313	4,851	9,113	8,859
Total revenues	$105,587	$83,860	$209,809	$169,661
Deferred Revenue
We recognized $84.2 million and $64.1 million of revenue during the three months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $145.6 million and $113.0 million of revenue during the six months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2021, we expect revenue of approximately $477.1 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $282.4 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2021		June 30, 2020
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(8,069)	$(1,445)	$(16,132)	$(3,480)

Denominator
Weighted-average common shares outstanding - basic and diluted	43,310,488	7,755,379	39,622,989	8,548,563
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.41)	$(0.41)

	Six months ended
	June 30, 2021		June 30, 2020
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(14,223)	$(2,615)	$(24,652)	$(5,378)

Denominator
Weighted-average common shares outstanding - basic and diluted	42,790,278	7,866,986	39,287,647	8,570,981
Basic and diluted net loss per share	$(0.33)	$(0.33)	$(0.63)	$(0.63)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2021	June 30, 2020
Shares subject to outstanding common stock options	2,469,541	3,639,228
Shares subject to unvested restricted stock units	1,939,963	3,006,717
Shares issuable pursuant to the ESPP	57,485	103,231
In addition, as of June 30, 2021, approximately 4.3 million shares of our Class A common stock underlying the conversion option in the Notes were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they are considered anti-dilutive. We use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable.
10. Subsequent Events
On July 30, 2021, we acquired all of the equity interest in OneCloud, Inc., an integration platform as a service (iPaaS) company, in order to extend our integration and data preparation capabilities.
We are currently in the process of valuing the assets acquired and liabilities assumed pursuant to the transaction. The accounting for this transaction is incomplete as of the date of our filing.

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
Workiva changes the way enterprises manage and report business data. Our open, intelligent and intuitive platform is based on single instance, multi-tenant software applications deployed in the cloud. Our platform connects data, documents and teams, which results in improved efficiency, greater transparency and reduced risk of errors. We offer customers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail on our proprietary platform. As of June 30, 2021, 3,949 organizations subscribed to our platform for at least one solution.
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
While our customers use our platform for dozens of different use cases, our sales and marketing resources are organized into four solution groups: Regulatory Reporting, Operational & Financial Reporting, Financial Services and Governance, Risk & Compliance.
We operate our business on a Software-as-a-Service (SaaS) model. Customers enter into annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. At June 30, 2021, over 80% of our subscription revenue was priced on a solution-based licensing model. We charge customers additional fees primarily for document setup and XBRL tagging services.
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

We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 1,868 at June 30, 2021 from 1,646 at June 30, 2020, an increase of 13.5%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $105.6 million and $209.8 million during the three and six months ended June 30, 2021, from $83.9 million and $169.7 million during the three and six months ended June 30, 2020. We incurred a net loss of $9.5 million and $16.8 million, respectively, during the three and six months ended June 30, 2021, compared to $19.6 million and $30.0 million during the three and six months ended June 30, 2020.
Recent Business Developments
On July 30, 2021, we acquired all of the equity interest in OneCloud, Inc., an integration platform as a service (iPaaS) company, in order to extend our integration and data preparation capabilities.
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
We cannot fully predict the extent to which the ongoing COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. During the first quarter of 2020, we adopted several measures in response to the COVID-19 outbreak, including advising employees to work from home, restricting non-critical business travel by our employees, and changing in-person marketing events to a digital format. During the second quarter of 2021, we continued to slowly reopen select offices under limited occupancy requirements and strict health precautions in accordance with local authority guidelines. Our top priority has been, and remains, the health and safety of our employees. Travel was primarily restricted to business critical travel only. We will continue to monitor CDC guidelines and local restrictions across the world, the administration of vaccines, and the number of new cases, as we continue to re-open certain of our offices and allow employees to travel. We expect to see an increase in travel, office and entertainment costs as a result of this progress. We continue to meet the needs of our customers, keeping our platform fully operational and delivering the services contracted by our customers. The effect, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired, and are not expected to materially impair, our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
As a result of the work and travel restrictions relating to the ongoing COVID-19 outbreak, substantially all of our sales and operating activities are still being conducted remotely even though we have slowly begun reopening our offices and permitting certain business travel. This global work-from-home operating environment may adversely impact the productivity of certain employees, and these conditions may persist and harm our business, including our financial condition and results of operations. Additionally, we believe a number of customers and prospects may have delayed purchasing decisions as result of the COVID-19 outbreak. Furthermore, in response to the COVID-19 outbreak existing and potential customers may ultimately choose to reduce technology spending or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our financial condition and results of operations. Because our platform is offered as a subscription-based service, the effects of the outbreak may not be fully reflected in our operating results until future periods.
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
Investment in growth. We plan to continue to invest in the development of our platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in Europe, Middle East, and Africa (EMEA), as well as use cases for integrated risk, global statutory reporting, and the U.S. government. As a result of the COVID-19 pandemic, regulatory authorities delayed the adoption of new regulations and policy mandates. For example, the Financial Conduct Authority in the United Kingdom (FCA) has postponed by one year the mandatory European

Single Electronic Format (ESEF) requirements for annual financial reporting. Additionally, as part of a broader package designed to make it easier for capital markets to support economic recovery from the COVID-19 pandemic, the European Parliament and the Council of the European Union agreed to give member states the option to delay by one year the application of the ESEF requirements, allowing issuers to apply ESEF for financial years beginning on or after January 1, 2021. These delays could adversely impact our business in EMEA.
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
Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Financial metrics
Total revenue	$105,587	$83,860	$209,809	$169,661
Percentage increase in total revenue	25.9%	14.1%	23.7%	18.3%
Subscription and support revenue	$91,205	$70,696	$176,141	$139,057
Percentage increase in subscription and support revenue	29.0%	16.9%	26.7%	19.3%
Subscription and support as a percent of total revenue	86.4%	84.3%	84.0%	82.0%

	As of June 30,
	2021	2020
Operating metrics
Number of customers	3,949	3,512
Subscription and support revenue retention rate	96.0%	94.5%
Subscription and support revenue retention rate including add-ons	111.6%	107.9%
Number of customers with annual contract value $100k+	952	716
Number of customers with annual contract value $150k+	500	342
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

Our subscription and support revenue retention rate was 96.0% as of June 30, 2021, up from 94.5% as of June 30, 2020. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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
Our subscription and support revenue retention rate including add-ons was 111.6% as of the quarter ended June 30, 2021, up from 107.9% as of June 30, 2020.
Annual contract value. Our annual contract value (ACV) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2021 and 2020, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 6% of our revenue in the aggregate.
Our recent revenue growth has been based in part on the strength of the IPO/special-purpose acquisition company (SPAC) market, which can fluctuate. A significant decline in the IPO/SPAC market could impact sales of our capital markets and SEC solutions and potentially other solutions and our corresponding revenue growth rate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Revenue
Subscription and support	$91,205	$70,696	$176,141	$139,057
Professional services	14,382	13,164	33,668	30,604
Total revenue	105,587	83,860	209,809	169,661
Cost of revenue
Subscription and support(1)	14,098	12,098	27,300	24,251
Professional services(1)	10,493	10,146	20,967	20,389
Total cost of revenue	24,591	22,244	48,267	44,640
Gross profit	80,996	61,616	161,542	125,021
Operating expenses
Research and development(1)	27,830	23,508	54,464	46,502
Sales and marketing(1)	41,525	35,270	82,560	71,387
General and administrative(1)	17,384	19,553	34,405	32,922
Total operating expenses	86,739	78,331	171,429	150,811
Loss from operations	(5,743)	(16,715)	(9,887)	(25,790)
Interest income	255	655	615	2,361
Interest expense	(3,502)	(3,489)	(6,987)	(6,967)
Other (expense) income, net	(156)	(68)	(540)	650
Loss before provision for income taxes	(9,146)	(19,617)	(16,799)	(29,746)
Provision (benefit) for income taxes	368	(5)	39	284
Net loss	$(9,514)	$(19,612)	$(16,838)	$(30,030)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue
Subscription and support	$597	$436	$1,093	$867
Professional services	409	365	776	790
Operating expenses
Research and development	2,417	2,040	4,848	3,623
Sales and marketing	2,837	2,944	6,386	5,680
General and administrative	4,792	9,109	9,572	13,870
Total stock-based compensation expense	$11,052	$14,894	$22,675	$24,830

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Subscription and support	86.4%	84.3%	84.0%	82.0%
Professional services	13.6	15.7	16.0	18.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	13.4	14.4	13.0	14.3
Professional services	9.9	12.1	10.0	12.0
Total cost of revenue	23.3	26.5	23.0	26.3
Gross profit	76.7	73.5	77.0	73.7
Operating expenses
Research and development	26.4	28.0	26.0	27.4
Sales and marketing	39.3	42.1	39.4	42.1
General and administrative	16.5	23.3	16.4	19.4
Total operating expenses	82.2	93.4	81.8	88.9
Loss from operations	(5.5)	(19.9)	(4.8)	(15.2)
Interest income	0.2	0.8	0.3	1.4
Interest expense	(3.3)	(4.2)	(3.3)	(4.1)
Other expense, net	(0.1)	(0.1)	(0.3)	0.4
Loss before provision for income taxes	(8.7)	(23.4)	(8.1)	(17.5)
Benefit for income taxes	0.3	—	—	0.2
Net loss	(9.0)%	(23.4)%	(8.1)%	(17.7)%
Comparison of Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Revenue
Subscription and support	$91,205	$70,696	29.0%	$176,141	$139,057	26.7%
Professional services	14,382	13,164	9.3%	33,668	30,604	10.0%
Total revenue	$105,587	$83,860	25.9%	$209,809	$169,661	23.7%
Total revenue increased $21.7 million for the three months ended June 30, 2021 compared to the same quarter a year ago due primarily to a $20.5 million increase in subscription and support revenue. Growth in subscription and support revenue in the second quarter was attributable mainly to strong demand and better pricing for a broad range of use cases. The total number of our customers increased 12.4% from June 30, 2020 to June 30, 2021. Professional services revenue increased $1.2 million for the three months ended June 30, 2021 compared to the same quarter a year ago due primarily to growth in revenue from XBRL professional services.

Total revenue increased $40.1 million for the six months ended June 30, 2021 compared to the same period a year ago due primarily to a $37.1 million increase in subscription and support revenue. Additionally, professional services revenue increased $3.1 million due to growth in revenue from XBRL professional services.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$14,098	$12,098	16.5%	$27,300	$24,251	12.6%
Professional services	10,493	10,146	3.4%	20,967	20,389	2.8%
Total cost of revenue	$24,591	$22,244	10.6%	$48,267	$44,640	8.1%
Cost of revenue increased $2.3 million in the three months ended June 30, 2021 compared to the same quarter a year ago. Subscription and support cost of revenue increased $2.0 million due primarily to $1.3 million in higher cash-based compensation and benefits due mostly to increased headcount as well as a $0.5 million increase in software and cloud infrastructure expense. These increases resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $0.3 million due primarily to increased headcount.
Cost of revenue increased $3.6 million during the six months ended June 30, 2021 compared to the same period a year ago. Subscription and support cost of revenue increased $3.0 million due primarily to an increase in cash-based compensation and benefits of $2.4 million as well as a $0.8 million increase in software and cloud infrastructure services. This increase in cloud infrastructure services was the result of our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $0.6 million due primarily to increased headcount. These increases in cost of revenue are offset by an overall decrease in travel and entertainment costs of $0.5 million due to reduced travel as a result of the COVID-19 pandemic.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Operating expenses
Research and development	$27,830	$23,508	18.4%	$54,464	$46,502	17.1%
Sales and marketing	41,525	35,270	17.7%	82,560	71,387	15.7%
General and administrative	17,384	19,553	(11.1)%	34,405	32,922	4.5%
Total operating expenses	$86,739	$78,331	10.7%	$171,429	$150,811	13.7%
Research and Development
Research and development expenses increased $4.3 million in the three months ended June 30, 2021 compared to the same quarter a year ago due primarily to $3.3 million in higher cash-based compensation and benefits, $0.4 million in additional stock-based compensation and a $0.5 million increase in professional service fees. The increases in compensation and professional service fees were the result of our continued investment in and support of our platform and solutions.

Research and development expenses increased $8.0 million in the six months ended June 30, 2021 compared to the same period a year ago due primarily to higher cash-based compensation and benefits of $6.3 million, a $1.2 million increase in stock-based compensation and a $0.9 million increase in third-party consulting fees. The increases were partially offset by a $0.5 million reduction in travel costs due to the COVID-19 pandemic. The increases in compensation and professional service fees were the result of our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $6.3 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due primarily to $4.7 million in higher cash-based compensation and benefits, a $0.5 million increase in marketing and advertising as well as a $1.1 million increase in software expense. Headcount in sales and marketing increased 13.6% in the quarter ended June 30, 2021 compared to the same quarter a year ago. $0.6 million of the increase in software costs was attributable to the termination of a sales compensation software contract and related deferred implementation fees. The increase in marketing and advertising costs as well as the remaining increase in software expense supports our continued investment in and support of our platform and solutions.We expect to continue to invest in sales and marketing to help drive revenue growth.
Sales and marketing expenses increased $11.2 million during the six months ended June 30, 2021 compared to the same period a year ago due primarily to $10.5 million higher cash-based compensation and benefits, an additional $0.7 million in stock-based compensation, $1.0 million in marketing and advertising fees and $1.5 million in software expense. These increases were partially offset by $2.1 million in savings gained from reduced travel by our sales and marketing employees due to the COVID-19 pandemic. The increase in compensation was due to an increase in employee headcount. $0.6 million of the increase in software costs was attributable to the termination of a sales compensation software contract and related deferred implementation fees. The increase in marketing and advertising costs as well as the remaining increase in software expense supports our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses decreased $2.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due primarily to a $4.0 million decrease in stock-based compensation partially offset by $1.7 million in higher cash-based compensation and benefits, a $0.5 million increase in software expenses as well as a $0.7 million increase in professional services fees. In addition, in the second quarter of 2020, we also recorded one-time fees of $0.6 million related to the cancellation of certain events. Headcount in general and administrative increased 11.4% compared to the same quarter a year ago. In the second quarter of 2020, we recorded an additional $1.2 million and $4.9 million of cash-based and equity-based compensation, respectively, pursuant to certain separation agreements with former executives. The increase in professional service fees was the result of our continued investment in and support of our platform and solutions.

General and administrative expenses increased $1.5 million during the six months ended June 30, 2021 compared to the same period a year ago. This increase was due primarily to $5.4 million in higher cash-based compensation and benefits, a $0.8 million increase in software and cloud infrastructure services, a $0.7 million increase in professional service fees and a $0.6 million increase in rent expense. These increases were partially offset by a $4.2 million decrease in stock-based compensation, and a $0.6 million decrease in bad debt expense. In addition, in the second quarter of 2020, we also recorded one-time fees of $0.6 million related to the cancellation of certain events. In the second quarter of 2020, we recorded an additional $1.2 million and $4.9 million of cash-based and equity-based compensation, respectively, pursuant to certain separation agreements with former executives. The offsetting increase in personnel-related costs was driven primarily by an increase in employee headcount. The increases in software and cloud infrastructure service costs and professional service fees are the result of our continued investment in and support of our platform and solutions. The increase in rent expense was our investment in office space for our expanding worldwide footprint.
Non-Operating Income (Expenses)

	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Interest income	$255	$655	(61.1)%	$615	$2,361	(74.0)%
Interest expense	(3,502)	(3,489)	0.4%	(6,987)	(6,967)	0.3%
Other (expense) income, net	(156)	(68)	*	(540)	650	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other (Expense) Income, Net
During the three months ended June 30, 2021, interest expense and other (expense) income, net remained relatively flat compared to the same period in the prior year. Interest income decreased $0.4 million during the three months ended June 30, 2021 compared to the same period a year ago due primarily to lower interest rates on investments.
During the six months ended June 30, 2021, interest income decreased $1.7 million compared to the same period in the prior year due primarily to lower interest rates on our investments. Other (expense) and income, net decreased $1.2 million compared to the same period a year ago due primarily to losses on foreign currency transactions. Interest expense remained relatively flat compared to the same time period in the prior year.
Results of Operations for Fiscal 2020 Compared to 2019
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.

Liquidity and Capital Resources

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cash flow provided by operating activities	$12,760	$7,189	$24,263	$12,016
Cash flow used in investing activities	(22,374)	(4,165)	(26,363)	(1,364)
Cash flow provided by financing activities	325	5,528	1,137	10,205
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(8,979)	$8,687	$(637)	$20,379
As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $551.6 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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
Operating Activities
For the three months ended June 30, 2021, cash provided by operating activities was $12.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $9.5 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $11.1 million of stock-based compensation expense, $2.3 million for the amortization of our debt discount and issuance costs and a $6.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $16.1 million increase in accrued expenses and other liabilities, and a $11.9 million increase in deferred revenue partially offset by a $12.1 million increase in accounts receivable, a $9.0 million increase in deferred commissions and a $1.2 million decrease in accounts payable. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. The decrease in accounts payable as well as the increases in accounts receivable and accrued expenses and other liabilities, were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the three months ended June 30, 2020, cash provided by operating activities was $7.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $19.6 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $14.9 million of stock-based compensation expense, $2.2 million for the amortization of our debt discount and issuance costs and an $8.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.8 million decrease in accounts receivable and a $13.7 million increase in accrued expenses and other liabilities partially offset by a $2.2 million increase in deferred commissions, a $0.9 million increase in prepaid expenses, a $1.7 million decrease in accounts payable, and a $3.6 million decrease in deferred revenue. The decrease in deferred revenue was due primarily to amounts excluded at June 30, 2020 related to contracts posing higher credit risk related to COVID-19. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Decreases in accounts receivable and accounts payable, as well as the increase in accrued expenses and other liabilities, were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to the timing of payments relating to annual contracts.
For the six months ended June 30, 2021, cash provided by operating activities was $24.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $16.8 million, adjusted for non-cash charges of $2.2 million for depreciation and amortization of our property and equipment and intangible assets, $22.7 million of stock-based compensation expense, $4.6 million for the amortization of our debt discount and issuance costs and a $10.4 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were an $8.2 million increase in accrued expenses and other liabilities, a $12.1 million increase in deferred revenue, and a $3.2 million decrease in accounts receivable partially offset by a $3.0 million increase in prepaid expenses, and a $10.1 million increase in deferred commissions. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. The increase in accrued expenses and other liabilities as well as the decrease in accounts receivable, were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to the timing of payments relating to annual subscriptions.
For the six months ended June 30, 2020, cash provided by operating activities was $12.0 million. The primary factors affecting our operating cash flows during the period were our net loss of $30.0 million, adjusted for non-cash charges of $2.1 million for depreciation and amortization of our property and equipment and intangible assets, $24.8 million of stock-based compensation expense, $4.4 million for the amortization of our debt discount and issuance costs and a $10.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were an $18.1 million decrease in accounts receivable and a $5.7 million increase in accrued expenses and other liabilities partially offset by a $1.6 million increase in deferred commissions, a $2.8 million increase in prepaid expenses, a $3.1 million decrease in accounts payable, and a $4.9 million decrease in deferred revenue. The decrease in deferred revenue was due primarily to amounts excluded at June 30, 2020 related to contracts posing higher credit risk related to COVID-19. Deferred commissions increased due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Decreases in accounts receivable and accounts payable and the increase in accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to timing of payments relating to annual contracts.
Investing Activities
Cash used in investing activities of $22.4 million for the three months ended June 30, 2021 was due primarily to $51.2 million in purchases of marketable securities partially offset by $30.2 million from maturities of marketable securities.

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
Cash used in investing activities of $26.4 million for the six months ended June 30, 2021 was due primarily to $94.9 million in purchases of marketable securities, $1.7 million in purchases of fixed assets partially offset by $70.8 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash used in investing activities of $1.4 million for the six months ended June 30, 2020 was due primarily to $37.3 million in purchases of marketable securities and $1.4 million of capital expenditures partially offset by $26.0 million from maturities of marketable securities as well as $11.4 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and workforce.
Financing Activities
Cash provided by financing activities of $0.3 million for the three months ended June 30, 2021 was due primarily to $1.5 million in proceeds from option exercises partially offset by $0.7 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $5.5 million for the three months ended June 30, 2020 was due primarily to $6.7 million in proceeds from option exercises partially offset by $0.7 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $1.1 million for the six months ended June 30, 2021 was due primarily to $5.6 million in proceeds from option exercises and $4.2 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $7.9 million in payroll taxes paid related to net share settlements of stock-based compensation awards and $0.8 million in principal payments on finance lease obligations.
Cash provided by financing activities of $10.2 million for the six months ended June 30, 2020 was due primarily to $9.5 million in proceeds from option exercises and $3.7 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $2.1 million in payroll taxes paid related to net share settlements of stock-based compensation awards and $0.8 million in payments on finance lease obligations.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 17, 2021, other than those in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, including the new London-based operating lease discussed in Note 6 to our consolidated financial statements.
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
During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 17, 2021.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2021 to the risk factors that were included in the Form 10-K, other than what is set forth immediately below.
The COVID-19 pandemic has impacted our business, and its ultimate impact on our business and financial results is uncertain.
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets, and increased unemployment levels. Global health concerns relating to the COVID-19 pandemic continue to adversely affect the macroeconomic environment, and the pandemic has increased economic and stock market volatility and uncertainty. While it remains a developing situation, the pandemic and any quarantines, interruptions in travel and business disruptions with respect to us, our customers or partners have had and will continue to have an impact on our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our business remains highly uncertain and will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and effect on our vendors (including their data centers and computing infrastructure operations), all of which are uncertain and cannot be predicted. In addition, the stock market has experienced periods of high volatility during the COVID-19 pandemic and such volatility may continue. As a result, our stock price may be adversely impacted for reasons unrelated to our performance. A decline in stock price may make it more difficult for us to raise capital on terms acceptable to us or at all.
The COVID-19 pandemic has caused us to change our business practices, including implementing travel restrictions, allowing all non-essential personnel to work from home, prolonged closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. These precautionary measures could have increasingly negative effects on employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period. The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers, but have affected the way we conduct our sales, research and development, testing, customer support, and other activities. While we have not observed significant impacts to our workforce’s productivity, working remotely presents additional operational challenges that may impact productivity in the future. Remote work has made our employees more reliant on cloud-based communication services, and if those services are interrupted, or are less secure, employee productivity could be harmed. Our employees may also face unexpected child-care or other related family responsibilities while working from home that could impact productivity and employee retention, particularly if our employees, executives, or their family members experience health issues.
Following federal health guidelines and as local regulations permit, we have commenced re-opening our offices and allowing our employees to return to work, although we are not yet operating in a normal capacity. As we re-open our offices, it is possible that local authorities could impose stay at home orders which would require us to close our offices in the future. These efforts may divert management attention, and any new safety protocols may create logistical challenges for our workforce which could adversely impact employee productivity and morale. Even if we follow what we believe to be best practices, there can be no assurance that our measures will prevent the transmission of COVID-19 between workers. Any incidents of actual or perceived transmission may expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm.
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Even after the pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. For the reasons discussed above and others that we may not have foreseen, we expect that the pandemic will have adverse impacts to aspects of our business in the near term, any of which individually or together may have a material adverse impact on our results of operations, financial condition, growth prospects and stock price.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014.

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended June 30, 2021 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 2021	7,919	$92.29	—	—
May 2021	—	—	—	—
June 2021	—	—	—	—
Total	7,919	$92.29	—	—
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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of August, 2021.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

S-1