Form 10-Q
period 2021-09-30
WORKIVA INC
filed 2021-11-03
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 29, 2021, there were approximately 45,151,293 shares of the registrant's Class A common stock and 5,710,181 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2021	As of December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$291,125	$322,831
Marketable securities	231,224	207,207
Accounts receivable, net of allowance for doubtful accounts of $555 and $717 at September 30, 2021 and December 31, 2020, respectively	64,099	68,922
Deferred commissions	28,021	21,923
Other receivables	3,354	3,155
Prepaid expenses and other	13,092	9,047
Total current assets	630,915	633,085

Property and equipment, net	28,490	29,365
Operating lease right-of-use assets	14,536	15,844
Deferred commissions, non-current	29,234	23,421
Goodwill	34,279	—
Intangible assets, net	8,193	1,583
Other assets	4,568	3,708
Total assets	$750,215	$707,006

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,018	$2,843
Accrued expenses and other current liabilities	78,799	68,256
Deferred revenue	235,754	208,990
Convertible senior notes, current	296,341	—
Finance lease obligations	1,776	1,705
Total current liabilities	616,688	281,794

Convertible senior notes, net	—	289,490
Deferred revenue, non-current	31,463	35,894
Other long-term liabilities	1,335	1,680
Operating lease liabilities, non-current	15,231	17,209
Finance lease obligations, non-current	15,320	16,662
Total liabilities	680,037	642,729

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 45,094,257 and 40,719,189 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	45	41
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 5,710,181 and 8,069,610 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	6	8
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	508,025	478,698
Accumulated deficit	(438,106)	(414,700)
Accumulated other comprehensive income	208	230
Total stockholders’ equity	70,178	64,277
Total liabilities and stockholders’ equity	$750,215	$707,006

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Subscription and support	$98,912	$75,850	$275,053	$214,907
Professional services	13,781	12,249	47,449	42,853
Total revenue	112,693	88,099	322,502	257,760
Cost of revenue
Subscription and support	15,606	12,013	42,906	36,264
Professional services	10,799	9,873	31,766	30,262
Total cost of revenue	26,405	21,886	74,672	66,526
Gross profit	86,288	66,213	247,830	191,234
Operating expenses
Research and development	29,841	23,956	84,305	70,458
Sales and marketing	46,026	35,487	128,586	106,874
General and administrative	18,390	13,642	52,795	46,564
Total operating expenses	94,257	73,085	265,686	223,896
Loss from operations	(7,969)	(6,872)	(17,856)	(32,662)
Interest income	219	471	834	2,832
Interest expense	(3,508)	(3,500)	(10,495)	(10,467)
Other income (expense), net	3,805	(387)	3,265	263
Loss before (benefit) provision for income taxes	(7,453)	(10,288)	(24,252)	(40,034)
(Benefit) provision for income taxes	(885)	67	(846)	351
Net loss	$(6,568)	$(10,355)	$(23,406)	$(40,385)
Net loss per common share:
Basic and diluted	$(0.13)	$(0.21)	$(0.46)	$(0.84)
Weighted-average common shares outstanding - basic and diluted	51,441,688	48,840,131	50,921,612	48,188,183

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(6,568)	$(10,355)	$(23,406)	$(40,385)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	22	30	226	(51)
Unrealized (loss) gain on available-for-sale securities, net of tax	(18)	(211)	(248)	251
Other comprehensive income (loss), net of tax	4	(181)	(22)	200
Comprehensive loss	$(6,564)	$(10,536)	$(23,428)	$(40,185)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	11,623	—	—	11,623
Issuance of common stock upon exercise of stock options	312	1	4,137	—	—	4,138
Issuance of common stock under employee stock purchase plan	93	—	4,237	—	—	4,237
Issuance of restricted stock units	803	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(70)	—	(7,146)	—	—	(7,146)
Net loss	—	—	—	—	(7,324)	(7,324)
Other comprehensive loss	—	—	—	(49)	—	(49)
Balances at March 31, 2021	49,927	$50	$491,549	$181	$(422,024)	$69,756
Stock-based compensation expense	—	—	11,052	—	—	11,052
Issuance of common stock upon exercise of stock options	117	—	1,480	—	—	1,480
Issuance of restricted stock units	318	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(8)	—	(731)	—	—	(731)
Net loss	—	—	—	—	(9,514)	(9,514)
Other comprehensive income	—	—	—	23	—	23
Balances at June 30, 2021	50,354	$50	$503,350	$204	$(431,538)	$72,066
Stock-based compensation expense	—	—	12,687	—	—	12,687
Issuance of common stock upon exercise of stock options	200	1	3,173	—	—	3,174
Issuance of common stock under employee stock purchase plan	56	—	4,624	—	—	4,624
Issuance of restricted stock units	305	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(111)	—	(15,809)	—	—	(15,809)
Net loss	—	—	—	—	(6,568)	(6,568)
Other comprehensive income	—	—	—	4	—	4
Balances at September 30, 2021	50,804	$51	$508,025	$208	$(438,106)	$70,178

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(in thousands) (unaudited)
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(366,302)	$54,202
Stock-based compensation expense	—	—	9,936	—	—	9,936
Issuance of common stock upon exercise of stock options	225		2,794	—	—	2,794
Issuance of common stock under employee stock purchase plan	94	—	3,660	—	—	3,660
Issuance of restricted stock units	117	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(30)	—	(1,379)	—	—	(1,379)
Net loss	—	—	—	—	(10,418)	(10,418)
Other comprehensive loss	—	—	—	(9)	—	(9)
Balances at March 31, 2020	47,045	$47	$435,181	$278	$(376,720)	$58,786
Stock-based compensation expense	—	—	14,894	—	—	14,894
Issuance of common stock upon exercise of stock options	443	—	6,664	—	—	6,664
Issuance of restricted stock units	153	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(21)	—	(732)	—	—	(732)
Net loss	—	—	—	—	(19,612)	(19,612)
Other comprehensive income	—	—	—	390	—	390
Balances at June 30, 2020	47,620	$47	$456,007	$668	$(396,332)	$60,390
Stock-based compensation expense	—	—	10,601	—	—	10,601
Issuance of common stock upon exercise of stock options	371	1	4,794	—	—	4,795
Issuance of common stock under employee stock purchase plan	93	—	3,567	—	—	3,567
Issuance of restricted stock units	47	—	—	—	—	—
Net loss	—	—	—	—	(10,355)	(10,355)
Other comprehensive income	—	—	—	(181)	—	(181)
Balances at September 30, 2020	48,131	$48	$474,969	$487	$(406,687)	$68,817

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash flows from operating activities
Net loss	$(6,568)	$(10,355)	$(23,406)	$(40,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,429	1,080	3,580	3,195
Stock-based compensation expense	12,687	10,601	35,362	35,431
Recovery of doubtful accounts	(61)	(550)	(162)	(191)
Amortization of premiums and discounts on marketable securities, net	811	106	2,199	319
Gain on settlement of equity securities	(3,698)	—	(3,698)	—
Amortization of debt discount and issuance costs	2,301	2,231	6,851	6,641
Deferred income tax	(930)	63	(914)	(68)
Changes in assets and liabilities:
Accounts receivable	2,074	(13,307)	5,233	4,805
Deferred commissions	(2,027)	(4,818)	(12,104)	(6,381)
Operating lease right-of-use asset	985	1,019	2,906	2,992
Other receivables	(628)	224	(204)	29
Prepaid expenses and other	(1,024)	(211)	(4,049)	(3,056)
Other assets	(514)	83	(1,197)	(600)
Accounts payable	478	(181)	1,214	(3,255)
Deferred revenue	9,949	16,182	22,028	11,314
Operating lease liability	(1,112)	(1,115)	(3,390)	(3,438)
Accrued expenses and other liabilities	2,161	6,822	10,327	12,538
Net cash provided by operating activities	16,313	7,874	40,576	19,890

Cash flows from investing activities
Purchase of property and equipment	(771)	(379)	(2,431)	(1,763)
Purchase of marketable securities	(48,213)	(7,980)	(143,085)	(45,269)
Sale of marketable securities	—	—	250	11,423
Maturities of marketable securities	45,579	16,300	116,371	42,337
Business combinations, net of cash acquired	(35,067)	—	(35,067)	—
Purchase of intangible assets	(64)	(102)	(187)	(253)
Other investments	—	—	(750)	—
Net cash (used in) provided by investing activities	(38,536)	7,839	(64,899)	6,475

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash flows from financing activities
Proceeds from option exercises	3,174	4,795	8,792	14,253
Taxes paid related to net share settlements of stock-based compensation awards	(15,809)	—	(23,686)	(2,111)
Proceeds from shares issued in connection with employee stock purchase plan	4,624	3,567	8,861	7,227
Principal payments on finance lease obligations	(430)	(410)	(1,271)	(1,212)
Net cash (used in) provided by financing activities	(8,441)	7,952	(7,304)	18,157
Effect of foreign exchange rates on cash	(405)	346	(79)	(132)

Net (decrease) increase in cash and cash equivalents	(31,069)	24,011	(31,706)	44,390
Cash and cash equivalents at beginning of period	322,194	402,121	322,831	381,742
Cash and cash equivalents at end of period	$291,125	$426,132	$291,125	$426,132

Supplemental cash flow disclosure
Cash paid for interest	$2,177	$2,240	$4,607	$4,787
Cash paid for income taxes, net of refunds	$36	$84	$(30)	$469

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$—	$—	$149

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the allowance for doubtful accounts, the determination of the relative selling prices of our services, the measurement of material rights, health insurance claims incurred but not yet reported, valuation of available-for-sale marketable securities, useful lives of deferred contract costs, intangible assets and property and equipment, goodwill, income taxes, discount rates used in the valuation of right-of-use assets and lease liabilities, the fair value of the liability and equity components of the convertible senior notes, and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intraperiod allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. The standard became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The standard provides different transition methods for the various provisions. Effective January 1, 2021, we adopted this standard. The adoption of this new standard did not have a material impact on our consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (“EPS”) calculations as a result of these changes. The standard will be effective for us beginning January 1, 2022 and can be applied on either a fully retrospective or modified retrospective basis. Early adoption is permitted for fiscal years beginning after December 15, 2020. We intend to adopt this standard using the modified retrospective method on January 1, 2022 and are currently evaluating its impact on our consolidated financial statements.

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued vacation	$11,876	$10,294
Accrued commissions	6,975	12,678
Accrued bonuses	16,579	6,573
Accrued payroll	3,013	2,631
Estimated health insurance claims	1,605	1,224
Accrued interest	485	1,455
ESPP employee contributions	2,941	4,269
Customer deposits	24,592	18,283
Operating lease liabilities	4,233	4,541
Accrued other liabilities	6,500	6,308
	$78,799	$68,256

3. Cash Equivalents and Marketable Securities
At September 30, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$253,079	$—	$—	$253,079
Commercial paper	12,487	—	—	12,487
U.S. treasury debt securities	52,755	4	(28)	52,731
Corporate debt securities	160,945	64	(41)	160,968
Foreign government debt securities	5,037	1	—	5,038
	$484,303	$69	$(69)	$484,303
Included in cash and cash equivalents	$253,079	$—	$—	$253,079
Included in marketable securities	$231,224	$69	$(69)	$231,224
At December 31, 2020, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$265,578	$—	$—	$265,578
Commercial paper	21,489	—	—	21,489
U.S. treasury debt securities	51,731	80	(2)	51,809
Corporate debt securities	147,715	214	(47)	147,882
Foreign government debt securities	1,025	2	—	1,027
	$487,538	$296	$(49)	$487,785
Included in cash and cash equivalents	$280,578	$—	$—	$280,578
Included in marketable securities	$206,960	$296	$(49)	$207,207

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of September 30, 2021
Due within one year	$134,115
Due in one to two years	95,098
Due in three to five years	2,011
$231,224
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of September 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2021
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$34,768	$(28)	$—	$—
Corporate debt securities	73,864	(41)	—	—
Total	$108,632	$(69)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2021, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2021, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2021			Fair Value Measurements as of December 31, 2020
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$253,079	$253,079	$—	$265,578	$265,578	$—
Commercial paper	12,487	—	12,487	21,489	—	21,489
U.S. treasury debt securities	52,731	—	52,731	51,809	—	51,809
Corporate debt securities	160,968	—	160,968	147,882	—	147,882
Foreign government debt securities	5,038	—	5,038	1,027	—	1,027
	$484,303	$253,079	$231,224	$487,785	$265,578	$222,207

Included in cash and cash equivalents	$253,079			$280,578
Included in marketable securities	$231,224			$207,207
We completed an acquisition during the three months ended September 30, 2021. The values of the net assets acquired and the resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in the acquisition was externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.
Convertible Senior Notes
As of September 30, 2021, the fair value of our convertible senior notes was $641.8 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

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
Holders of the Notes may convert all or a portion of their Notes prior to the close of business on May 15, 2026, in multiples of $1,000 principal amount, only under the following circumstances:
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
On or after May 16, 2026, holders of the Notes may convert their Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes.
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
The Company may redeem for cash all or any portion of the Notes, at its option, on or after August 21, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.
During the third quarter of 2021 one of the conversion conditions was met and the Notes are now convertible at the option of the holders through December 31, 2021. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2021. As a result, the Notes were classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2021. As of September 30, 2021, and through the date of this filing, we have not received any conversion requests for the Notes.
Interest expense representing the amortization of the debt discount and issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 4.3% over the term of the Notes. As of September 30, 2021 the if-converted value of the Notes exceeded the principal amount by $261.7 million.
As of September 30, 2021, the remaining life of the Notes is approximately 4.8 years.
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	September 30, 2021	December 31, 2020
Liability component:
Principal	$345,000	$345,000
Unamortized discount	(43,255)	(49,346)
Unamortized issuance costs	(5,404)	(6,164)
Net carrying amount	$296,341	$289,490

Equity component, net of purchase discounts and issuance costs	$58,560	$58,560

Interest expense related to the Notes is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$970	$970	$2,911	$2,910
Amortization of debt discount	2,045	1,983	6,091	5,903
Amortization of issuance costs	256	248	760	738
Total interest expense	$3,271	$3,201	$9,762	$9,551

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
Leases
In July 2021, we signed an operating lease agreement to lease office space in London which commenced on October 1, 2021. The agreement has a term of three years with an optional two-year extension and a base rent of approximately $1.6 million per year.

7. Stock-Based Compensation
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenue
Subscription and support	$731	$426	$1,824	$1,293
Professional services	407	272	1,183	1,062
Operating expenses
Research and development	2,347	2,167	7,195	5,790
Sales and marketing	4,095	2,687	10,481	8,367
General and administrative	5,107	5,049	14,679	18,919
Total	$12,687	$10,601	$35,362	$35,431
Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2020	2,903,167	$14.48	4.7
Granted	—	—
Forfeited	(6,380)	19.25
Exercised	(629,755)	13.96
Outstanding at September 30, 2021	2,267,032	$14.61	4.1

Exercisable at September 30, 2021	2,259,753	$14.59	4.1

Restricted Stock Units
The following table summarizes the restricted stock unit activity under the Plan for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2020	2,904,616	$35.72
Granted	872,135	108.00
Forfeited	(182,761)	63.62
Vested(1)	(1,557,830)	30.63
Unvested at September 30, 2021	2,036,160	$68.96
(1) During the nine months ended September 30, 2021, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 402,832 shares had elected to defer settlement of the vested restricted stock units and 270,567 shares were released from deferral. This resulted in total deferred units of 695,869 as of September 30, 2021.
Employee Stock Purchase Plan
During the nine months ended September 30, 2021, 148,864 shares of common stock were purchased under the ESPP at a weighted-average price of $59.52 per share, resulting in cash proceeds of $8.9 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At September 30, 2021, there was approximately $1.0 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Information technology	$16,097	$11,983	$44,953	$34,264
Diversified financials	13,538	10,665	38,094	31,232
Consumer discretionary	12,148	9,748	34,019	28,497
Healthcare	11,860	8,772	34,003	25,517
Industrials	11,826	9,365	33,739	27,768
Banks	9,940	8,959	30,247	25,914
Insurance	7,547	5,828	22,106	17,173
Energy	6,818	5,812	20,178	17,793
Utilities	6,040	3,538	16,795	10,707
Real estate	4,608	3,769	13,727	11,810
Materials	4,570	3,824	13,040	10,735
Other	7,701	5,836	21,601	16,350
Total revenues	$112,693	$88,099	$322,502	$257,760
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Subscription and support	$98,912	$75,850	$275,053	$214,907
XBRL professional services	9,003	7,798	33,558	29,543
Other services	4,778	4,451	13,891	13,310
Total revenues	$112,693	$88,099	$322,502	$257,760
Deferred Revenue
We recognized $91.3 million and $68.2 million of revenue during the three months ended September 30, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $198.7 million and $148.3 million of revenue during the nine months ended September 30, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2021, we expect revenue of approximately $518.5 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $305.2 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(5,731)	$(837)	$(8,566)	$(1,789)

Denominator
Weighted-average common shares outstanding - basic and diluted	44,886,268	6,555,420	40,400,270	8,439,861
Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.21)	$(0.21)

	Nine months ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(19,993)	$(3,413)	$(33,239)	$(7,146)

Denominator
Weighted-average common shares outstanding - basic and diluted	43,496,619	7,424,993	39,661,228	8,526,955
Basic and diluted net loss per share	$(0.46)	$(0.46)	$(0.84)	$(0.84)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2021	September 30, 2020
Shares subject to outstanding common stock options	2,267,032	3,265,977
Shares subject to unvested restricted stock units	2,036,160	2,974,719
Shares issuable pursuant to the ESPP	55,561	95,084
In addition, as of September 30, 2021 and 2020, approximately 4.3 million shares of our Class A common stock underlying the conversion option in the Notes were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they are considered anti-dilutive. We use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share, if applicable.
10. Business Combination
On July 30, 2021, we acquired all of the equity interest in OneCloud, Inc. (“OneCloud”), an integration platform as a service (“iPaaS”) company, in order to extend our integration and data preparation capabilities, for $35.1 million, net of cash acquired of $1.5 million.
We previously held an investment in OneCloud which was accounted for as an investment in equity securities. Prior to performing purchase accounting we remeasured the previous ownership interest to fair value, increasing the value to $4.7 million, which resulted in a gain of $3.7 million recorded in other income (expense), net in the condensed consolidated statement of operations.
The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recognized was primarily attributable to the assembled workforce and strategic benefits that are expected to be achieved and is not deductible for income tax purposes.

The following table presents a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$36,564
Previously held equity interest	4,698
Total consideration	$41,262

Cash	$1,497
Intangible assets	7,000
Goodwill	34,279
Other assets	548
Deferred revenue	(900)
Deferred tax liability	(988)
Other liabilities	(174)
Fair value of assets and liabilities	$41,262
We incurred costs related to the acquisition of approximately $0.4 million during the nine months ended September 30, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our condensed consolidated statements of operations.
The amount of revenues and net loss from the acquisition included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 were insignificant.
11. Goodwill and Intangible Assets
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of October 1. As of September 30, 2021, no impairment charges have been recorded.
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2020	$—
Acquisition	34,279
September 30, 2021	$34,279
Intangible assets consist of patents and intangible assets acquired in a business combination, primarily technology, customer relationships and a trade name. Patents are recorded at cost to obtain and amortized over the useful lives. Intangible assets acquired in a business combination are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.

The following table presents the components of net intangible assets (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4	$6,600	$(275)	$6,325	$—	$—	$—
Acquired customer relationships	10	300	(5)	295	—	—	—
Acquired trade name	2	100	(8)	92	—	—	—
Patents	10	2,708	(1,227)	1,481	2,538	(955)	1,583
Total		$9,708	$(1,515)	$8,193	$2,538	$(955)	$1,583
Amortization expense related to intangible assets was $0.4 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Three months ended December 31, 2021	$541
2022	2,021
2023	1,910
2024	1,867
2025	1,154
2026	160
Thereafter	540
Total expected amortization expense	$8,193

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
Workiva changes the way enterprises manage and report business data. Our open, intelligent and intuitive platform is based on single instance, multi-tenant software applications deployed in the cloud. Our platform connects data, documents and teams, which results in improved efficiency, greater transparency and reduced risk of errors. We offer customers controlled collaboration, data linking, data integrations, granular permissions, process management and a full audit trail on our proprietary platform. As of September 30, 2021, 4,146 organizations subscribed to our platform for at least one solution.
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
Our platform lets our customers connect data from Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”) and Customer Relationship Management (“CRM”) systems, as well as other third-party cloud and on-premise applications.
While our customers use our platform for dozens of different use cases, our sales and marketing resources are organized into four solution groups: Regulatory Reporting, Operational & Financial Reporting, Financial Services and Governance, Risk & Compliance.
We operate our business on a Software-as-a-Service (“SaaS”) model. Customers enter into annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Prior to the third quarter of 2018, our subscription pricing was based primarily on the number of corporate entities, number of users, level of customer support and length of contract. Thereafter, we began converting existing customer orders to, and signing new orders primarily based on, a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. At September 30, 2021, over 80% of our subscription revenue was priced on a solution-based licensing model. We charge customers additional fees primarily for document setup and XBRL tagging services.
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

We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,014 at September 30, 2021 from 1,670 at September 30, 2020, an increase of 20.6%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $112.7 million and $322.5 million during the three and nine months ended September 30, 2021, respectively from $88.1 million and $257.8 million during the three and nine months ended September 30, 2020, respectively. We incurred a net loss of $6.6 million and $23.4 million, during the three and nine months ended September 30, 2021, respectively compared to $10.4 million and $40.4 million during the three and nine months ended September 30, 2020, respectively.
Recent Business Developments
On July 30, 2021, we acquired all of the equity interest in OneCloud, Inc., an integration platform as a service (“iPaaS”) company, in order to extend our integration and data preparation capabilities. See Note 10 to the condensed consolidated financial statements for more information.
Impact of COVID-19
A pandemic of respiratory disease (abbreviated “COVID-19”) began to spread globally, including to the United States, in early 2020. The World Health Organization declared COVID-19 to be a public health emergency of international concern. Recently, and despite increasing rates of vaccination, infection and hospitalization rates have been increasing throughout the United States, Europe and elsewhere, largely due to the emergence of new variant strains of the COVID-19 virus which are believed to be more contagious than the original virus. The COVID-19 outbreak has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses and greater uncertainty in global financial markets. The extent of the impact of COVID-19 on our future operational and financial performance remains uncertain and will depend on certain developments, including the duration and spread of COVID-19 and variants of concern, related public health measures, the manufacture, distribution, efficacy and public acceptance of treatments and vaccines, and their impact on the macroeconomy, our current and prospective customers, employees and vendors.
We cannot fully predict the extent to which the ongoing COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity and duration of the COVID-19 outbreak and the actions taken by governments and businesses in relation to COVID-19 containment. During the first quarter of 2020, we adopted several measures in response to the COVID-19 outbreak, including advising employees to work from home, restricting non-critical business travel by our employees, and changing in-person marketing events to a digital format. During the second quarter of 2021, we continued to slowly reopen select offices under limited occupancy requirements and strict health precautions in accordance with local authority guidelines. Our top priority has been, and remains, the health and safety of our employees. Travel was primarily restricted to business critical travel only. The full impact of the COVID-19 outbreak continues to be inherently uncertain at the time of this report. In 2021, as the administration of vaccines has increased, we have reopened our offices to partial capacity, allowing our employees to voluntarily return, and we continue to evaluate our strategy to return to in-person marketing events and future annual user conferences. We will continue to monitor Center for Disease Control (“CDC”) guidelines and local restrictions across the world, the administration of vaccines, and the number of new cases, as we continue to re-open certain of our offices and allow employees to travel. We expect to see an increase in travel, office and entertainment costs as a result of this progress. We continue to meet the needs of our customers, keeping our platform fully operational and delivering the services contracted by our customers. The effect, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not materially impaired, and are not expected to materially impair, our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures.
As a result of the work and travel restrictions relating to the ongoing COVID-19 outbreak, substantially all of our sales and operating activities are still being conducted remotely even though we have slowly begun reopening our offices and permitting certain business travel. This global work-from-home operating environment may adversely impact the productivity of certain employees, and these conditions may persist and harm our business, including our financial condition and results of operations. Additionally, we believe a number of customers and prospects may have delayed purchasing decisions as result of the COVID-19 outbreak. Furthermore, in response to the COVID-19 outbreak existing and potential customers may ultimately choose to reduce technology spending or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our financial condition and results of operations. Because our platform is offered as a subscription-based service, the effects of the outbreak may not be fully reflected in our operating results until future periods. The long-term impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration, spread, and severity of the virus and its variants, as well as the efficacy of vaccines and vaccine distribution, and the timing and trajectory of the economic recovery. As additional COVID-19 variants emerge, and the development, distribution and public acceptance of treatments and vaccines progress and public health recommendations change, we continue to evaluate and refine our return to work and distributed workforce strategies.
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
Expand Across Enterprises. Our success in delivering multiple solutions has created demand from customers for a broader-based, enterprise-wide Workiva platform. In response, we have been improving our technology and realigning sales and marketing to capitalize on our growing enterprise-wide opportunities. We believe this expansion will add seats and revenue and continue to support our high revenue retention rates. However, we expect that enterprise-wide deals across both new and existing customers will be larger and more complex, which tend to lengthen the sales cycle.

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
Investment in growth. We plan to continue to invest in the development of our platform to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in Europe, Middle East, and Africa (“EMEA”), as well as use cases for integrated risk, global statutory reporting, and the U.S. government.
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
Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Financial metrics
Total revenue	$112,693	$88,099	$322,502	$257,760
Percentage increase in total revenue	27.9%	18.8%	25.1%	18.4%
Subscription and support revenue	$98,912	$75,850	$275,053	$214,907
Percentage increase in subscription and support revenue	30.4%	20.4%	28.0%	19.6%
Subscription and support as a percent of total revenue	87.8%	86.1%	85.3%	83.4%

	As of September 30,
	2021	2020
Operating metrics
Number of customers	4,146	3,583
Subscription and support revenue retention rate	96.5%	94.9%
Subscription and support revenue retention rate including add-ons	111.1%	110.0%
Number of customers with annual contract value $100k+	1,043	785
Number of customers with annual contract value $150k+	541	383

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
Our subscription and support revenue retention rate was 96.5% as of September 30, 2021, up from 94.9% as of September 30, 2020. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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
Our subscription and support revenue retention rate including add-ons was 111.1% as of the quarter ended September 30, 2021, up from 110.0% as of September 30, 2020.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2021 and 2020, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 6% of our revenue in the aggregate.
Our recent revenue growth has been based in part on the strength of the initial public offering (“IPO”)/special-purpose acquisition company (“SPAC”) market, which can fluctuate. A significant decline in the IPO/SPAC market could impact sales of our capital markets and SEC solutions and potentially other solutions and our corresponding revenue growth rate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Revenue
Subscription and support	$98,912	$75,850	$275,053	$214,907
Professional services	13,781	12,249	47,449	42,853
Total revenue	112,693	88,099	322,502	257,760
Cost of revenue
Subscription and support(1)	15,606	12,013	42,906	36,264
Professional services(1)	10,799	9,873	31,766	30,262
Total cost of revenue	26,405	21,886	74,672	66,526
Gross profit	86,288	66,213	247,830	191,234
Operating expenses
Research and development(1)	29,841	23,956	84,305	70,458
Sales and marketing(1)	46,026	35,487	128,586	106,874
General and administrative(1)	18,390	13,642	52,795	46,564
Total operating expenses	94,257	73,085	265,686	223,896
Loss from operations	(7,969)	(6,872)	(17,856)	(32,662)
Interest income	219	471	834	2,832
Interest expense	(3,508)	(3,500)	(10,495)	(10,467)
Other income (expense), net	3,805	(387)	3,265	263
Loss before provision for income taxes	(7,453)	(10,288)	(24,252)	(40,034)
(Benefit) provision for income taxes	(885)	67	(846)	351
Net loss	$(6,568)	$(10,355)	$(23,406)	$(40,385)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue
Subscription and support	$731	$426	$1,824	$1,293
Professional services	407	272	1,183	1,062
Operating expenses
Research and development	2,347	2,167	7,195	5,790
Sales and marketing	4,095	2,687	10,481	8,367
General and administrative	5,107	5,049	14,679	18,919
Total stock-based compensation expense	$12,687	$10,601	$35,362	$35,431

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Subscription and support	87.8%	86.1%	85.3%	83.4%
Professional services	12.2	13.9	14.7	16.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	13.8	13.6	13.3	14.1
Professional services	9.6	11.2	9.8	11.7
Total cost of revenue	23.4	24.8	23.1	25.8
Gross profit	76.6	75.2	76.9	74.2
Operating expenses
Research and development	26.5	27.2	26.1	27.3
Sales and marketing	40.8	40.3	39.9	41.5
General and administrative	16.3	15.5	16.4	18.1
Total operating expenses	83.6	83.0	82.4	86.9
Loss from operations	(7.0)	(7.8)	(5.5)	(12.7)
Interest income	0.2	0.5	0.3	1.1
Interest expense	(3.1)	(4.0)	(3.3)	(4.1)
Other income (expense), net	3.4	(0.4)	1.0	0.1
Loss before provision for income taxes	(6.5)	(11.7)	(7.5)	(15.6)
(Benefit) provision for income taxes	(0.8)	0.1	(0.3)	0.1
Net loss	(5.7)%	(11.8)%	(7.2)%	(15.7)%
Comparison of Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Revenue
Subscription and support	$98,912	$75,850	30.4%	$275,053	$214,907	28.0%
Professional services	13,781	12,249	12.5%	47,449	42,853	10.7%
Total revenue	$112,693	$88,099	27.9%	$322,502	$257,760	25.1%
Total revenue increased $24.6 million for the three months ended September 30, 2021 compared to the same quarter a year ago due primarily to a $23.1 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was attributable mainly to strong demand and better pricing for a broad range of use cases. The total number of our customers increased 15.7% from September 30, 2020 to September 30, 2021. Professional services revenue increased $1.5 million for the three months ended September 30, 2021 compared to the same quarter a year ago due primarily to growth in revenue from XBRL professional services.

Total revenue increased $64.7 million for the nine months ended September 30, 2021 compared to the same period a year ago due primarily to a $60.1 million increase in subscription and support revenue. Additionally, professional services revenue increased $4.6 million due to growth in revenue from XBRL professional services.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$15,606	$12,013	29.9%	$42,906	$36,264	18.3%
Professional services	10,799	9,873	9.4%	31,766	30,262	5.0%
Total cost of revenue	$26,405	$21,886	20.6%	$74,672	$66,526	12.2%
Cost of revenue increased $4.5 million in the three months ended September 30, 2021 compared to the same quarter a year ago. Subscription and support cost of revenue increased $3.6 million due primarily to $3.0 million in higher cash-based compensation and benefits due mostly to increased headcount. This increase resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $0.9 million due primarily to increased headcount.
Cost of revenue increased $8.1 million during the nine months ended September 30, 2021 compared to the same period a year ago. Subscription and support cost of revenue increased $6.6 million due primarily to an increase in cash-based compensation and benefits of $5.3 million as well as a $1.0 million increase in software and cloud infrastructure services. This increase in cloud infrastructure services was the result of our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $1.5 million due primarily to increased headcount.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Operating expenses
Research and development	$29,841	$23,956	24.6%	$84,305	$70,458	19.7%
Sales and marketing	46,026	35,487	29.7%	128,586	106,874	20.3%
General and administrative	18,390	13,642	34.8%	52,795	46,564	13.4%
Total operating expenses	$94,257	$73,085	29.0%	$265,686	$223,896	18.7%
Research and Development
Research and development expenses increased $5.9 million in the three months ended September 30, 2021 compared to the same quarter a year ago due primarily to $4.6 million in higher cash-based compensation and benefits and a $0.5 million increase in professional service fees. The increases in compensation and professional service fees were the result of our continued investment in and support of our platform and solutions.

Research and development expenses increased $13.8 million in the nine months ended September 30, 2021 compared to the same period a year ago due primarily to higher cash-based compensation and benefits of $10.9 million, a $1.4 million increase in stock-based compensation and a $1.4 million increase in professional service fees. The increases in compensation and professional service fees were the result of our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $10.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due primarily to $8.1 million in higher cash-based compensation and benefits, a $1.4 million increase in stock-based compensation, a $0.4 million increase in marketing and advertising as well as a $0.4 million increase in software expense. Headcount in sales and marketing increased 22.0% in the quarter ended September 30, 2021 compared to the same quarter a year ago. In the third quarter of 2021, we recognized an additional $1.0 million in stock-based compensation pursuant to severance obligations. The increases in marketing and advertising costs and software expense supports our continued investment in and support of our platform and solutions. We expect to continue to invest in sales and marketing to help drive revenue growth.
Sales and marketing expenses increased $21.7 million during the nine months ended September 30, 2021 compared to the same period a year ago due primarily to $18.6 million higher cash-based compensation and benefits, an additional $2.1 million in stock-based compensation, $1.3 million in marketing and advertising fees and $1.9 million in software expense. These increases were partially offset by $1.9 million in savings gained from reduced travel by our sales and marketing employees due to the COVID-19 pandemic. The increase in compensation was due to an increase in employee headcount. During 2021, we recognized an additional $1.7 million in stock-based compensation pursuant to severance obligations. The increase in marketing and advertising costs as well as the remaining increase in software expense supports our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses increased $4.7 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due primarily to $2.3 million in higher cash-based compensation and benefits, an additional $0.5 million in stock-based compensation, a $0.9 million increase in professional service fees and a $0.4 million increase in software expense. Headcount in general and administrative increased 18.5% compared to the same quarter a year ago. The increase in professional service fees was the result of our continued investment in and support of our platform and solutions.
General and administrative expenses increased $6.2 million during the nine months ended September 30, 2021 compared to the same period a year ago. This increase was due primarily to $7.8 million in higher cash-based compensation and benefits, a $1.2 million increase in software and cloud infrastructure services, a $1.2 million increase in professional service fees and a $0.9 million increase in rent expense. These increases were partially offset by a $3.7 million decrease in stock-based compensation. In addition, in the second quarter of 2020, we also recorded one-time fees of $0.6 million related to the cancellation of certain events. In the second quarter of 2020, we recorded an additional $1.2 million and $4.9 million of cash-based and equity-based compensation, respectively, pursuant to certain separation agreements with former executives. The offsetting increase in personnel-related costs was driven primarily by an increase in employee headcount. The increases in software and cloud infrastructure service costs and professional service fees are the result of our continued investment in and support of our platform and solutions. The increase in rent expense was our investment in office space for our expanding worldwide footprint.

Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Interest income	$219	$471	(53.5)%	$834	$2,832	(70.6)%
Interest expense	(3,508)	(3,500)	0.2%	(10,495)	(10,467)	0.3%
Other income (expense), net	3,805	(387)	*	3,265	263	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other (Expense) Income, Net
During the three months ended September 30, 2021, interest income and interest expense remained relatively flat compared to the same period in the prior year. Other income (expense), net increased $4.2 million during the three months ended September 30, 2021 compared to the same period a year ago due primarily to a $3.7 million gain recognized upon the settlement of our equity interest in OneCloud.
During the nine months ended September 30, 2021, interest income decreased $2.0 million compared to the same period in the prior year due primarily to lower interest rates on our investments. Other income (expense), net increased $3.0 million compared to the same period a year ago due primarily to the $3.7 million gain recognized upon the settlement of our equity interest in OneCloud. Interest expense remained relatively flat compared to the same time period in the prior year.
Results of Operations for Fiscal 2020 Compared to 2019
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.

Liquidity and Capital Resources

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cash flow provided by operating activities	$16,313	$7,874	$40,576	$19,890
Cash flow (used in) provided by investing activities	(38,536)	7,839	(64,899)	6,475
Cash flow (used in) provided by financing activities	(8,441)	7,952	(7,304)	18,157
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(31,069)	$24,011	$(31,706)	$44,390
As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $522.3 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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
During the third quarter of 2021 one of the conversion conditions was met and the Notes are now convertible at the option of the holders through December 31, 2021. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2021. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture. As of September 30, 2021, and through the date of this filing, we have not received any conversion requests for the Notes.
Operating Activities
For the three months ended September 30, 2021, cash provided by operating activities was $16.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $6.6 million, adjusted for non-cash charges of $1.4 million for depreciation and amortization of our property and equipment and intangible assets, $12.7 million of stock-based compensation expense, $2.3 million for the amortization of our debt discount and issuance costs and a $10.3 million net change in operating assets and liabilities partially offset by a gain on the settlement of equity securities of $3.7 million. The primary drivers of the changes in operating assets and liabilities were a $2.2 million increase in accrued expenses and other liabilities, a $9.9 million increase in deferred revenue, a $0.5 million increase in accounts payable and a $2.1 million decrease in accounts receivable partially offset by a $2.0 million increase in deferred commissions, a $0.6 million increase in other receivables and a $1.0 million increase in prepaid expenses. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. The increases in accounts payable, prepaid expenses and accrued expenses and other liabilities as well as the decrease in accounts receivable were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the three months ended September 30, 2020, cash provided by operating activities was $7.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $10.4 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $10.6 million of stock-based compensation expense, $2.2 million for the amortization of our debt discount and issuance costs and a $4.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $6.8 million increase in accrued expenses and other liabilities and a $16.2 million increase in deferred revenue partially offset by a $13.3 million increase in accounts receivable and a $4.8 million increase in deferred commissions. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Increases in accrued expenses and other liabilities as well as the increase in accounts receivable, were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the nine months ended September 30, 2021, cash provided by operating activities was $40.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $23.4 million, adjusted for non-cash charges of $3.6 million for depreciation and amortization of our property and equipment and intangible assets, $35.4 million of stock-based compensation expense, $6.9 million for the amortization of our debt discount and issuance costs and a $20.8 million net change in operating assets and liabilities partially offset by a gain on the settlement of equity securities of $3.7 million. The primary drivers of the changes in operating assets and liabilities were a $10.3 million increase in accrued expenses and other liabilities, a $22.0 million increase in deferred revenue, a $1.2 million increase in accounts payable and a $5.2 million decrease in accounts receivable partially offset by a $4.0 million increase in prepaid expenses, a $1.2 million increase in other assets and a $12.1 million increase in deferred commissions. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. The increase in accounts payable and accrued expenses and other liabilities as well as the decrease in accounts receivable were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to the timing of payments relating to annual subscriptions. The increase in other assets was primarily due to increases in deposits and tax credits receivable.
For the nine months ended September 30, 2020, cash provided by operating activities was $19.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $40.4 million, adjusted for non-cash charges of $3.2 million for depreciation and amortization of our property and equipment and intangible assets, $35.4 million of stock-based compensation expense, $6.6 million for the amortization of our debt discount and issuance costs and a $14.9 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $12.5 million increase in accrued expenses and other liabilities, an $11.3 million increase in deferred revenue, and a $4.8 million decrease in accounts receivable partially offset by a $3.3 million decrease in accounts payable, a $3.1 million increase in prepaid expenses and a $6.4 million increase in deferred commissions. Deferred commissions increased due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Decreases in accounts receivable and accounts payable and the increase in accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to timing of payments relating to annual contracts.
Investing Activities
Cash used in investing activities of $38.5 million for the three months ended September 30, 2021 was due primarily to the acquisition of OneCloud of $35.1 million and $48.2 million in purchases of marketable securities partially offset by $45.6 million from maturities of marketable securities.
Cash provided by investing activities of $7.8 million for the three months ended September 30, 2020 was due primarily to $8.0 million in purchases of marketable securities offset by $16.3 million from maturities of marketable securities.
Cash used in investing activities of $64.9 million for the nine months ended September 30, 2021 was due primarily to the acquisition of OneCloud of $35.1 million, $143.1 million in purchases of marketable securities, $2.4 million in purchases of fixed assets partially offset by $116.4 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash provided by investing activities of $6.5 million for the nine months ended September 30, 2020 was due primarily to $45.3 million in purchases of marketable securities and $1.8 million of capital expenditures offset by $42.3 million from maturities of marketable securities as well as $11.4 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and workforce.
Financing Activities
Cash used in financing activities of $8.4 million for the three months ended September 30, 2021 was due primarily to $3.2 million in proceeds from option exercises and $4.6 million in proceeds from shares issued in connection with our employee stock purchase plan offset by $15.8 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $8.0 million for the three months ended September 30, 2020 was due primarily to $4.8 million in proceeds from option exercises as well as $3.6 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash used in financing activities of $7.3 million for the nine months ended September 30, 2021 was due primarily to $8.8 million in proceeds from option exercises and $8.9 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $23.7 million in payroll taxes paid related to net share settlements of stock-based compensation awards and $1.3 million in principal payments on finance lease obligations.
Cash provided by financing activities of $18.2 million for the nine months ended September 30, 2020 was due primarily to $14.3 million in proceeds from option exercises and $7.2 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $2.1 million in payroll taxes paid related to net share settlements of stock-based compensation awards and $1.2 million in payments on finance lease obligations.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 17, 2021, other than those in the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, including the classification of our convertible senior notes as current liabilities on the condensed consolidated balance sheet discussed in Note 5 to our consolidated financial statements and our new London-based operating lease discussed in Note 6 to our consolidated financial statements.
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
During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 17, 2021.
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
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets, and increased unemployment levels. Global health concerns relating to the COVID-19 pandemic continue to adversely affect the macroeconomic environment, and the pandemic has increased economic and stock market volatility and uncertainty. While it remains a developing situation, the the duration, spread, and severity and potential recurrence of the virus and its variants, quarantines, stay-at-home orders, COVID-19 vaccination rates and the availability of COVID-19 vaccines both globally and in the U.S, interruptions in travel and business disruptions with respect to us, our customers or partners have had and will continue to have an impact on our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our business remains highly uncertain and will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and effect on our vendors (including their data centers and computing infrastructure operations), all of which are uncertain and cannot be predicted. In addition, the stock market has experienced periods of high volatility during the COVID-19 pandemic and such volatility may continue. As a result, our stock price may be adversely impacted for reasons unrelated to our performance. A decline in stock price may make it more difficult for us to raise capital on terms acceptable to us or at all.
The COVID-19 pandemic has caused us to change our business practices, including implementing travel restrictions, allowing all non-essential personnel to work from home, prolonged closures of our offices, and cancellation of physical participation in sales activities, meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners, including vaccination requirements for our employees. These precautionary measures could have increasingly negative effects on employee productivity and morale, sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, financial condition, and operating results in any given period. The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers, but have affected the way we conduct our sales, research and development, testing, customer support, and other activities. While we have not observed significant impacts to our workforce’s productivity, working remotely presents additional operational challenges that may impact productivity in the future. Remote work has made our employees more reliant on cloud-based communication services, and if those services are interrupted, or are less secure, employee productivity could be harmed. Our employees may also face unexpected child-care or other related family responsibilities while working from home that could impact productivity and employee retention, particularly if our employees, executives, or their family members experience health issues.
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
Proposed new regulations concerning mandatory COVID-19 vaccination of employees could have a material adverse effect on our business and results of operations.
On September 9, 2021, President Biden issued an Executive Order requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to be tested at least once a week. The Occupational Safety and Health Administration (“OSHA”) has drafted an emergency regulation to carry out this mandate and has sent it to the White House for approval. We expect it to take effect in the near future. There are many questions that remain unanswered at this time, including whether the vaccine mandate will apply to all employees or only to employees who work onsite, whether employers must offer the testing option, and if so, who pays for the testing. Because we have more than 100 employees, we will be required to comply with this order.
On September 24, 2021, the Safer Federal Workforce Task Force (“Task Force”) issued COVID-19 workplace safety guidance (“guidance”) implementing President Biden’s Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors. The guidance sets forth three main requirements: a vaccination requirement for employees of covered contractors; masking and physical distancing requirements in workplaces of covered contractors; and a requirement to designate a person or persons to coordinate and implement COVID-19 workplace safety efforts. The guidance requires agencies — beginning November 14 — to include a clause in certain federal contracts mandating that federal contractors ensure all employees working on or in connection with those contracts, or working at the contractors’ workplaces, are fully vaccinated against COVID-19. Covered contractors with new or newly revised contracts must ensure their employees are fully vaccinated by December 8, 2021, and for contracts that are new or revised following that date, employees must be fully vaccinated by the first day of the period of performance of the new contract. Because we are a covered contractor, we will be required to mandate COVID-19 vaccination of certain members of our workforce under the guidance, and there is no weekly testing option under the guidance as there is under the U.S. Department of Labor's (“DOL's”) emergency regulation.
It is not possible to predict the precise impact the new regulations will have on us. These regulations may result in employee attrition, which could be material as a substantial number of our employees are based in states where vaccination rates are below the national average. If we were to lose employees, there could be a material adverse effect on future revenues. Accordingly, the proposed new regulations when implemented could have a material adverse effect on our business and results of operations.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offerings of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 12, 2014.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended September 30, 2021 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 2021	—	$—	—	—
August 2021	—	—	—	—
September 2021	110,666	142.85	—	—
Total	110,666	$142.85	—	—
(1) Total number of shares delivered to employees to use to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of November, 2021.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

S-1