Form 10-K
period 2021-12-31
WORKIVA INC
filed 2022-02-22
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $111.33 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $4.7 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2022, there were approximately 48,066,708 shares of the registrant’s Class A common stock and 3,890,583 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I.
Item 1. Business
Overview
Workiva’s mission is to power transparent reporting for a better world. We believe that consumers, employees, shareholders, and other stakeholders today expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within a controlled, secure, audit-ready, cloud platform.
Workiva delivers the world’s leading cloud platform for regulatory, financial and environmental, social and governance (“ESG”) reporting. Workiva provides more than 4,300 organizations with software-as-a-service solutions to help solve some of the most complex reporting and disclosure challenges. People all over the world use our connected, cloud platform to seamlessly enable collaboration and deep integration into existing work streams to simplify their most complex reporting challenges.
While our customers use our platform for more than 100 different use cases, we organize our sales and marketing resources into four solution groups focusing primarily on the office of the Chief Financial Officer (“CFO”): regulatory reporting, non-regulatory reporting, financial services and integrated risk. Our platform empowers our customers by connecting and transforming data from enterprise resource planning (“ERP”), governance risk and compliance (“GRC”), human capital management (“HCM”) and customer relationship management (“CRM”) systems, as well as other third-party cloud and on-premise applications. Customers use our platform to create, review and publish data-linked documents and reports with greater control, consistency, accuracy and productivity. Our platform is flexible and scalable, so customers can easily adapt it to define, automate and change their business processes in real time.
We have experienced strong revenue growth since we released our first solution in March 2010. Our revenue increased from $297.9 million in 2019 to $443.3 million in 2021, representing a 22% compound annual growth rate. We incurred net losses of $47.5 million in 2019, $48.4 million in 2020 and $37.7 million in 2021. Approximately 86% of our revenue in 2021 was derived from subscription and support fees, with the remainder from professional services.

Macro Trends
We designed our cloud-based platform to simplify complex work, supporting both remote and hybrid work environments. Six macro trends have been driving demand for Workiva's platform: the shift to the cloud; digital transformation; remote and hybrid work; influx of disparate data sources; increased regulatory environment; and increased investor demands for ESG data.
Shift to the Cloud. Enterprises around the world have been shifting deployment of data management systems from on-premises to the cloud. A shift to the cloud started more than two decades ago with CRM and other front-office systems. In the last 10 years, enterprises also began adopting the cloud for managing middle- and back-office systems, owing to advantages in data security, data accessibility and total cost of operation. Having always delivered a cloud native platform, we have assisted many of our clients in adopting our cloud solutions and believe that the market has shifted to a cloud first or in many cases a cloud only set of purchasing requirements.
Digital Transformation. While the importance of digital transformation has been increasing in recent years, we believe that the pandemic accelerated that need and underscored the critical importance of collaborative cloud platforms for reporting and disclosure. As the world economy underwent increasing disruption, we believe that those companies that have embraced digital transformation were better able to maintain business continuity and improve productivity. Each of our fit-for-purpose solutions helps in critical aspects of our customers’ digital transformation journeys and simplifies the complex work around reporting and disclosure.
Remote and Hybrid Work Environments. We believe that remote and hybrid work are here to stay. To attract and retain talent in the marketplace of knowledge workers, enterprises are responding to pressure to adopt more flexible work environments. Companies that manage a growing number of digital workplace employees are implementing collaborative technologies to streamline work processes and automate decision-making, actions and responses.
Influx of disparate data sources. As organizations capture and collect more data in more systems, the assembly, aggregation, and consolidation of that data becomes more complex. Integrating with and connecting to source systems and applications is one of the key requirements to address the technical complexity of reporting and disclosure, and is top of mind for the organizations we serve.
Increased Regulatory Environment. The regulatory environment continues to expand globally in both scope and complexity. Regulations are increasing as are demands for more data and disclosure. Regulators are also demanding greater use of structured, machine-readable data in companies’ disclosures. Many regulators have already or will be implementing structured data mandates, requiring companies to tag data in their financial statements using eXtensible Business Reporting Language (“XBRL”), which is a royalty-free, international standard designed specifically for digital reporting of financial, performance, risk and compliance information. XBRL provides a unique, machine-readable tag for individual disclosures within business reports. To our knowledge, 60 countries have issued over 180 mandates for XBRL, and we expect use of the standard to continue to grow.
Increased Investor Demands for ESG Data. We believe it is more critical than ever for companies to be transparent and accountable not just to shareholders and investors but to all stakeholders: employees, customers, suppliers, partners and communities. Today, more than ever, environmental impact, social responsibility and corporate governance are impacting the valuations of companies and the ability of institutions to invest in those companies. ESG reporting is complex. It requires the ingestion, capture, management, and reporting of financial and non-financial data from many disparate sources, and it requires the collaboration of multiple internal stakeholders.

Growth Vectors
We are focusing investment on five major growth opportunities: global expansion, ESG, European Single Electronic Format (“ESEF”), capital markets, and our partner ecosystem.
Global Expansion. We believe growth outside of North America presents an attractive opportunity because the factors that drive demand for our solutions in North America are similar to those in other developed countries, including the need to manage complex datasets, reduce errors and risk, improve efficiency and respond to regulatory requirements. In 2021, attendees from 108 countries attended our virtual annual user conference Workiva Amplify.
In 2021, we generated approximately 10% of our consolidated revenue from Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”), and we expect these global markets to contribute an increasing percentage of total revenue.
Environmental, Social, Governance Reporting. We plan to accelerate our investments to meet stakeholders’ growing need for ESG information. In an increasingly transparent world, organizations across the globe are disclosing non-financial key performance indicators around environmental, social, and governance issues. ESG-related information is beginning to appear in mainstream financial reports like 10-Ks and we believe this trend will accelerate in the coming years. Workiva’s fit-for-purpose ESG solution provides an effective platform to help organizations manage, collaborate, and disclose their ESG information to stakeholders.
European Single Electronic Format. We believe ESEF is an accelerator for modernization of corporate reporting in Europe. ESEF is an annual financial reporting regulation specified by the European Securities and Markets Authority (“ESMA”). The ESMA mandate requires all specified issuers on European Union (“E.U.”) regulated markets to file annual account statements in a digital format using iXBRL. The key driver for ESEF is greater transparency and requires standardized reporting, consistently structured and accessible for stakeholders, thus we believe making it an ideal fit for Workiva.
Capital Markets. Capital Markets aligns well with Workiva’s product and platform offering. We have an end-to-end technology platform supporting our customers throughout their journey as they move from being a privately held company to being publicly traded. We believe that our platform approach and fit-for-purpose solutions provide a competitive differentiation in the market. Private companies can purchase the Workiva platform for financial reporting, management reporting and controls management. They may do this up to a year or two in advance of their target initial public offering (“IPO”) date. As these companies go through the IPO process, they then have the opportunity to use the capital markets solution on our platform to manage the creation of their Form S-1 to register their securities with the U.S. Securities and Exchange Commission (“SEC”). Around the time they go public, many of these customers may then purchase our SEC solution, which enables companies to prepare and file all major SEC reports, and expand the use of our platform to support their audit requirements under the Sarbanes-Oxley Act (“SOX”).
Partner Ecosystem. We believe that our ecosystem of partners extends our geographic reach, accelerates the usage and adoption of our platform, and enables more efficient delivery of professional services. We intend to expand and deepen our relationships with global and regional partners, including global consulting firms, systems integrators, large and mid-sized independent software vendors and implementation partners. Our advisory and service partners offer a wider range of domain and functional expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they drive for their customers.

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
ESG Reporting. Our platform streamlines the entire ESG process from automating data collection, utilizing frameworks, and integrating financial and non-financial data, including from disparate ESG sources. It enables organizations to deliver high-quality disclosures to their most important stakeholder by connecting information directly into sustainability reports, surveys, statutory disclosures, annual reports, SEC filings, earnings call scripts, and also enables XBRL tagging.
SEC and System for Electronic Document Analysis and Retrieval (“SEDAR”) Reporting. Our platform gives customers control over the entire SEC reporting process, from data collection to drafting to embedding supporting documentation to the actual filing with Inline XBRL. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as Form S-1 and other registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system and the ability to perform XBRL tagging as well as to submit SEC reports with Inline XBRL. Foreign Private Issuers can use our platform to include XBRL tagging in their 20-F and 40-F filings with the SEC. Workiva also enables customers to create earnings press releases, earnings call scripts, presentations and other investor relations materials with data linked to the corresponding filing. Canadian issuers can use our platform to draft and submit reports through SEDAR.
ESEF Reporting. We market our platform in Europe to help companies comply with the ESMA mandate to use Inline XBRL for its ESEF taxonomy. More than 5,000 European issuers are subject to the required taxonomy for their annual financial reports.
Federal Energy Regulatory Commission (“FERC”) Reporting. We market our platform to help companies comply with the FERC XBRL mandate. More than 200 utility, natural gas, oil pipeline and centralized service companies are required to file quarterly and annual reports using XBRL.
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
Government Regulatory Reporting. State and local governments use our platform to streamline and modernize Comprehensive Annual Financial Reports (“CAFR”) and budgeting. We are also expanding adoption of our platform across U.S. government agencies. With our FedRAMP authorization, we can help federal agencies connect, control and report up to 80 percent of their information types.

Non-Regulatory Reporting
Public and private companies, government agencies and higher-education institutions must create a vast array of complex financial and managerial reports. Organizations of all sizes typically have to collect, track, manage and report on a wide range of operating metrics to drive better business outcomes. Our customers continuously find new use cases across their organizations, including Financial Planning and Analysis (“FP&A”), board/committee and quarterly reporting, C-Suite reporting, strategic business plans, financial statements, variance reports, monthly management reports, managing and tracking key performance indicators, data collection for domestic sales, performance reporting and employee benefit financial statements.
Integrated Risk
We sell our platform to teams that work in SOX compliance, internal audit management, enterprise risk management and policy and procedure management.
SOX Compliance. Our customers use our platform to increase efficiency in documenting, implementing and assessing internal controls over financial reporting (“ICFR”) as required by SOX. SOX also requires public company CEOs and CFOs to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their ICFR. Increased scrutiny from the Public Company Accounting Oversight Board on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance. Our customers can collect data from multiple departments, centralize that information in a linked platform, create and track process narratives and flows with co-workers, embed evidence and directly test controls.
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
Enterprise Risk Management. With our platform, our customers can integrate their risk management practices throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent compliance. We also sell a solution for ERM to help enterprises identify systemic risks, determine risk probabilities, assess risk magnitude, plan strategic responses, report to boards and other stakeholders and ultimately make real-time ERM decisions.
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

Financial Services
We market our platform to address regulatory compliance risk and enterprise risk at banks, insurance companies and other financial services companies. Examples of regulations facing our customers include the Dodd-Frank Act, Basel III, Capital Requirements Regulation (“CRR”), Capital Requirements Directive (“CRD”), Resolution and Recovery Plans (“RRP”), Comprehensive Capital Analysis and Review (“CCAR”), and Dodd-Frank Stress Testing (“DFAST”). We also help investment management companies streamline industry-specific compliance and capital markets transactions.
We also market our platform to help organizations comply with the European Banking Authority’s Supervisory Review and Evaluation Process (“SREP”), which requires institutions to report on their Internal Capital Adequacy Assessment Process (“ICAAP”) and the Internal Liquidity Adequacy Assessment Process (“ILAAP”). In addition, our platform helps financial services firms in the UK comply with regulations from The Financial Conduct Authority, which requires reporting under the Client Asset Sourcebook (“CASS”) rules for registered firms who hold or control client money or custody assets.
Workiva Platform
The Workiva platform is single instance, multi-tenant software deployed in the cloud. Our platform, built on Amazon Web Services and Google Cloud Platform, is composed of both proprietary and open-source technologies. Customers can access Workiva solutions with any standard web browser.
We believe the following characteristics highlight our platform’s key competitive advantages:
Features and Functionality. Our platform allows customers to connect data from ERP, GRC, HCM and CRM systems, as well as other third-party cloud and on-premise applications with complete control, context, and clarity. Workiva's drag-and-drop data transformation and preparation capabilities deliver previews and provide insights on the fly. Organizations can simply extract data from sources into the Workiva platform where they can perform queries, filter, and clean the datasets, and do it across millions of records that typical spreadsheets can’t handle. Once the data is connected in the Workiva platform, users can automate data and workflow updates, track every change and seamlessly collaborate with colleagues to create trusted reports and regulatory filings.
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
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. We employ stringent data security, reliability, integrity and privacy practices. In addition to our regular customer security assessments, we engage in continuous and ongoing penetration and vulnerability testing (manual and automatic, internal and third-party) and adhere to standards established by third parties such as FedRAMP and ISO 27001. We also engage third-party auditors to evaluate our controls against the service organization controls (“SOC”) compliance frameworks.
Marketplace. The Workiva Marketplace enables organizations to streamline existing processes and solve new business problems by activating more than 140 ready-made templates, 70+ no-code data connectors, and services from industry experts and trusted partners — all within the Workiva platform’s connected and secure ecosystem. Its offerings include process checklists, carefully organized and linked reports, style guides, perfectly formatted presentations, and more. Accounting, sustainability, audit, financial planning & analysis, financial services, and legal teams can easily add templates or connectors directly into an existing Workiva workspace and optimize workflow with process automation, practical examples, and industry best practices.

Recent Platform Milestones
In January 2021, we completed the migration of all Workiva customers onto our new platform, which is faster and more scalable with dozens of new capabilities, including improved real-time collaboration, new data importers and exporters, multi-monitor support, drag and drop capabilities, better charts, Workspaces for teams, additional languages and currencies, an improved filing wizard and additional ways to link data.
In April 2021, we launched our newest fit-for-purpose solution, ESG. This end-to-end solution empowers businesses to keep pace with the demand from regulators, ratings agencies, institutional investors and other stakeholders for trusted, transparent data and proof of ESG forward-looking business goals.
In July 2021, we launched the Workiva Marketplace, filled with more than 140 Workiva-built and partner templates, services and 70+ no-code connectors that streamline existing processes and solve new business problems all within the Workiva cloud platform’s connected and secure ecosystem.
In August 2021, we announced the strategic tuck-in acquisition of OneCloud, a pioneer in integration platform as a service (“iPaaS”) technology. We acquired OneCloud to extend our platform capabilities in data integration and preparation. OneCloud had been an original equipment manufacturer (“OEM”) partner of ours since July 2019. OneCloud’s technology expanded the Workiva platform, enabling our customers to connect data from third-party sources, such as ERP, GRC, HCM and CRM systems, as well as other third-party cloud and on-premise applications. We believe connecting, harmonizing and controlling data across multiple, disparate source systems further differentiates the Workiva platform. By acquiring OneCloud, we now fully own the complete end-to-end technology of our platform.
In September 2021, we launched a new data preparation capability within the Workiva platform (“Data Prep”) that streamlines compliance reporting and empowers collaboration among financial and operational teams across organizations. Data Prep enables everyday business users as well as financial professionals to cleanse, transform, and map incoming data from enterprise systems of record via a simple, no-code interface. Data Prep provides dozens of prebuilt transformations that address the most common data preparation activities, eliminating inconsistencies caused by varying data definitions and harmonizing data into a single reporting standard, easily and intuitively.
In December 2021, we announced the acquisition of AuditNet. AuditNet created the world’s first online portal for the global audit community and serves as a primary communications resource with a digital network where 160,000+ audit practitioners access and share content, resources, and audit program tools and templates. AuditNet’s content guides internal auditors through changing regulations, emerging risks, different approaches to testing, and new risk and control frameworks. Workiva’s acquisition of AuditNet adds to our integrated risk offering and ensures that organizations of all sizes and maturity can turn to the Workiva platform to quickly scale their teams, strengthen risk assurance and greatly improve efficiency in the audit process. The acquisition comes on the heels of Workiva being named a Leader in The Forrester WaveTM: Governance Risk and Compliance Platforms Q3 2021 Report, and showcases Workiva’s investment in and commitment to the future transformation of audit.
In December 2021 we completed the acquisition of Arelle, the only open-source XBRL validation engine that transforms and improves data quality, transparency and trust for global businesses. Arelle technology is already deeply integrated into the Workiva platform, utilized by all Workiva solutions that use XBRL, including SEC reporting, FERC reporting, global statutory reporting, ESEF and ESG.

Research and Development
Our research and development organization is responsible for the design, development, testing and validation of our platform and fit-for-purpose solutions. We focus on innovating and developing new solutions and furthering the openness and extensibility of our platform. We believe that delivering new functionality for our customers is an integral part of our product strategy and provides our customers with access to a broad array of options and information critical to enhancing their reporting, disclosure and digital transformation efforts. We have made, and expect that we will continue to make, significant investments in research and development to broaden our platform capabilities, strengthen our existing solutions, enhance our user experience, and develop new solutions. We focus on customer engagement to envision the future of our platform to bring about new capabilities and versions of existing solutions to market quickly in order to remain competitive in the marketplace.
Customers
Thousands of organizations, including global enterprises with hundreds of thousands of employees, trust Workiva. As of December 31, 2021, we had more than 4,300 customers. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 97.0% as of the December 2021 measurement date. Our subscription and support revenue retention rate including add-on solutions was 110.0% as of December 31, 2021.
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
Sales and Marketing
Our “land-and-expand” sales strategy focuses on acquiring new customers and selling additional solutions to existing customers. We believe that we have penetrated only a small fraction of our market opportunity. We intend to continue investing in sales and marketing to drive growth in the U.S., Canada, Europe and parts of the Asia-Pacific region and Latin America.

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
In 2021, we continued to expand our ecosystem of partners, including global consulting firms, systems integration and technology firms, and leading regional consulting firms. Our highly skilled advisory and implementation partners offer a wide range of subject-matter expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they implement for their customers. Our technology partners enable powerful data and process integrations that enable our customers to connect their existing ecosystem of solutions directly to our platform. Our partners help to extend our customer reach through marketing and promotion and help accelerate the sale and delivery of our platform.
Marketing
Our marketing organization promotes our brand, generates demand for our offerings, and researches and assesses product market needs. Our advance planning team assesses customer needs, conducts industry-based research and identifies new markets. Our product marketing team develops the go-to-market strategy for Workiva solutions and manages pricing and licensing strategies. The product marketing team also supports our sales team with playbooks that include profiles of typical buyers, key messages, value propositions, competitive analysis and sales strategies.
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
As of December 31, 2021, we had 63 issued patents and 15 patent applications pending relating to our platform. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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

Environmental, Social and Governance (ESG)
We believe society expects more from the business community: authenticity, trust, truth, and transparency. These expectations lie at the heart of what Workiva does for customers and ourselves. We are committing to ESG through authentic and purposeful action—supporting our people and customers, protecting the environment, and conducting good business practices. When it comes to our company’s ESG responsibilities, Workiva tracks a course for consistent progress and excellence. We’ve established a guiding ESG strategy to ensure that we advance trust and belonging in our workforce and industry, stand for truth in our customer and partner interactions and in marketing practices, and stay consistently transparent about our impact with society and our employees across our value chain.
Along with the creation of our ESG strategy, we have also created our ESG governance structure, materiality approach, stakeholder engagement process, and alignment with United Nations Sustainable Development Goals (UN SDGs) and the Task Force on Climate-Related Disclosures (TFCD). To learn more about Workiva’s ESG efforts, track our progress in developing forward-looking commitments and key performance indicators, go to workiva.com/sustainability.
Human Capital
Workiva is a great place to work and has trusted and equipped our employees to work from wherever and whenever is best for them. We have been on the Fortune 100 Best Companies to Work For® list since 2019 and attribute our success to our values-based culture. We boast an employee engagement rate of 95% and an employee attrition rate of 15% that is better than industry average. Workiva offers market-competitive compensation and benefits to attract and retain the best employees.
By staying true to our company values, we have become a stronger and even more innovative team. As of December 31, 2021, Workiva employed 2,106 full-time people worldwide. Our headcount as of December 31, 2021 increased 22.6% from 1,718 full-time employees as of December 31, 2020.
Innovation thrives when people feel welcomed, valued, respected, and heard. Diversity, equity and inclusion are core values at Workiva, and an important component of our social commitment in our ESG strategy. We strive to create a workplace where everyone is comfortable bringing their best, authentic self to work every day. As we scale, we know that continuing to develop our workforce is essential to our growth.
Workiva fosters a work environment that encourages fairness, teamwork, and respect among all employees. We value all backgrounds, beliefs and interests, and we recognize this diversity as an important source of our innovation and success. We believe that our culture of diversity, equity and inclusion increases employee engagement, empowerment and satisfaction. As of December 31, 2021, women represented 39% of our global workforce and 33% of our leadership (director and above). As of December 31, 2021, 18% of our U.S. employees and 15% of our U.S. leadership (director and above) were from underrepresented racial/ethnic groups. Increasing diversity in our workforce and key operational leadership roles will remain an organizational priority. Current key initiatives include Employee Resource Groups (“ERG”), learning and development and talent acquisition. The Company maintains its ERG chapters globally across seven categories: Ethnic diversity, LGBTQ+, Veterans, Women in Technology, Women in Sales, Parents and Caregivers, and Employees who work remotely. Each ERG is sponsored and supported by senior leaders across the enterprise.
The health and safety of our colleagues and anyone who enters our workplace around the world is of paramount importance to Workiva. As part of our ongoing response to the global pandemic of respiratory disease (abbreviated “COVID-19”), we continued reopening our offices in 2021 with reduced capacity due to local business necessities, differences in laws, culture and employee needs. We have had to close certain offices at different times during the year to account for developments related to

COVID-19, and in accordance with local laws and regulations. For those offices that have remained open, we have advised all employees that working from home is the safest course of action. Additionally, in order to maximize the health and safety of our workforce and promote transparency about our plans, we continued with bi-monthly communication from senior leaders regarding the impacts of COVID-19 on the workforce and the Company and work from home flexibility, while initiating new protocols across all offices under the direction of our COVID-19 task force.
None of our U.S. employees is represented by a labor organization or is a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. For the fiscal year ended December 31, 2021, employee compensation and benefits accounted for approximately 83% of our total operating expense.
Corporate Information
Workiva Inc. is a Delaware corporation with principal executive offices located at 2900 University Boulevard, Ames, Iowa 50010. Our telephone number is (888) 275-3125 and our website address is www.workiva.com.
Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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
•Operations outside the United States expose us to risks inherent in international sales.
•A significant fluctuation between the U.S. Dollar and other currencies could adversely impact our operating results.
•Fixed-fee engagements with customers may not meet our expectations if we underestimate the cost of these engagements.
•If we fail to continue to develop our brand, our business may suffer.

•Legislative and regulatory changes could adversely affect our business.
•We may need to raise additional capital, which may not be available to us.
•We have acquired, and may continue to acquire, other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
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
•Anti-takeover provisions in our charter documents, our convertible senior notes and Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
•We do not intend to pay dividends for the foreseeable future.
Risks Related to our Indebtedness
•The conditional conversion feature of our convertible senior notes may adversely affect our financial condition and operating results.
•Servicing our debt requires a significant amount of cash.
Risks Related to Our Business and Industry
We derive a majority of our revenue from customers using our platform for SEC filings.
We derive a majority of our revenue from customers using our platform for SEC filings. We sell a variety of other solutions, including global statutory reporting, SOX, capital markets, enterprise risk management and audit management, but the introduction of new solutions beyond the SEC market may not be successful. Although non-SEC solutions generated 70% of new solution and new customer bookings in 2021, it is uncertain whether they will achieve the level of market acceptance we have achieved in the SEC market. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and regulatory, economic and market conditions, could adversely affect our business and operating results.

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
Since our formation, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to expand our business over the next several years. This growth places a significant strain on our management team and employees as well as our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 1,718 employees as of December 31, 2020 to more than 2,100 employees as of December 31, 2021. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
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
We experienced revenue growth rates of 26%, 18% and 22% in fiscal 2021, 2020 and 2019, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $37.7 million in fiscal 2021, $48.4 million in fiscal 2020 and $47.5 million in fiscal 2019. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
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

We compete with many types of companies, including diversified enterprise software providers; providers of professional services, such as consultants and business and financial printers; governance, risk and compliance software providers; business intelligence/corporate performance management software providers; and business reporting software providers. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products, add new features, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property for free. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solutions without access to setup support services. If we are unable to provide those services on terms attractive to the customer, the prospective customer may be unwilling to utilize our solutions. If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which would adversely affect our business.
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
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. Global financial developments and global health crises or pandemics may harm us, including disruptions or restrictions on our employees’ ability to work and travel. In general, weakened global economic conditions, including those from the ongoing COVID-19 pandemic, make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately. Weak global economic conditions or a reduction in technology spending could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth. Additionally, our capital markets business can serve as a point of entry for customers to our platform. The growth of our capital markets and SEC businesses are based in part on the strength of the IPO/special-purpose acquisition company (“SPAC”) market, which can fluctuate. A significant decline in the IPO/SPAC market could adversely affect sales of our capital markets solution and potentially other solutions.
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
We are subject to the Fair Labor Standards Act (“FLSA”) and various federal and state laws governing such matters as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations.

Operations outside the United States expose us to risks inherent in international sales.
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
•challenges in integrating acquisitions with foreign operations; and

•natural disasters, acts of war, terrorism, security breaches, pandemics or other health crises, including the ongoing COVID-19 pandemic.
Some of our third-party business partners have international operations and are also subject to these risks and if our third-party business partners are unable to appropriately manage these risks, our business may be harmed.
A significant fluctuation between the U.S. Dollar and other currencies could adversely impact our operating results.
Although our financial results are reported in U.S. Dollars, a portion of our sales and operating costs are realized in other currencies, with the largest concentration of foreign sales occurring in Europe. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. Dollar and foreign currencies may impact our operating results when translated into U.S. Dollars. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Significant long-term fluctuations in relative currency values, and in particular, an increase in the value of the U.S. Dollar against foreign currencies, could have an adverse effect on our operating results.
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
We have acquired, and may continue to acquire, other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.
We have acquired and may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses. For businesses we have acquired or may acquire, we may not be able to integrate the acquired customers, personnel, operations and technologies successfully or effectively manage the combined business following the acquisition.
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

In addition, as we expand our operations internationally, compliance with regulations that differ from jurisdiction to jurisdiction may also impose substantial burdens on our business. In particular, the European Union has implemented the General Data Protection Regulation (“GDPR”), which came into force in May 2018. The GDPR includes more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies that process personal data of residents of the E.U., and imposes significant penalties for non-compliance. Further, because our customers often use a Workiva account across multiple jurisdictions, E.U. regulators could determine that we transfer data from the E.U. to the U.S., which could subject us to E.U. laws with respect to data privacy. Those laws and regulations are uncertain and subject to change. For example, in July 2020, the Court of Justice of the E.U. issued a decision that invalidated the E.U.-U.S. Privacy Shield framework, a mechanism that companies had previously relied on to transfer personal information from the E.U. to the U.S., on the basis that such transfer mechanism does not comply with the level of protection required under the GDPR. These changes to the legal bases for transferring data from E.U. to the U.S. could affect the manner in which we provide our services or adversely affect our financial results.
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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2021, we had 63 issued patents and 15 patent applications pending, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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
In general, under Section 382 of the Code, a corporation that undergoes an ownership change within the meaning of Section 382 of the Code and the underlying regulations is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize the NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that under prior regulations or due to other unforeseen reasons, our prior year NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, the Class B common stock beneficially owned by certain of our current and former executive officers collectively represented approximately 47% of the voting power of our outstanding capital stock. This significant concentration of voting power may limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of

Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.
Anti-takeover provisions in our charter documents, our convertible senior notes and Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
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

Risks Related to Our Indebtedness
The conditional conversion feature of our convertible senior notes may adversely affect our financial condition and operating results.
We completed an offering of convertible senior notes in August 2019. The convertible senior notes became conditionally convertible for the fourth quarter of 2021 and the first quarter of 2022 because our Class A Common Stock traded at a price equal to or greater than 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter. As a result of this trigger being met, and in the event the conditional conversion feature of our convertible senior notes is triggered again in future periods, holders of such notes will be entitled to convert the convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible senior notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in nine U.S. cities located in Arizona, Colorado, the District of Columbia, Illinois, Montana, New York, Pennsylvania, and South Carolina. Internationally, we lease offices in Canada, the Netherlands, the United Kingdom, Germany, France, Hong Kong, Australia, and Singapore. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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
Stockholders
As of December 31, 2021, there were approximately 76 stockholders of record of our Class A common stock, as well as 10 stockholders of record of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2016, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return of Workiva Inc.
1000
800
600
400
200
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Workiva Inc. (WK)
S&P 500 Index (SPX)
NASDAQ Computer Index (IXK)

Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Workiva Inc. (WK)	$100.00	$156.78	$262.93	$308.06	$671.21	$955.97
S&P 500 Index (SPX)	100.00	121.98	116.63	153.32	181.52	233.56
NASDAQ Computer Index (IXK)	100.00	140.36	136.66	207.66	314.30	435.70

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended December 31, 2021 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 2021	24,286	$142.35	—	—
November 2021	—	—	—	—
December 2021	—	—	—	—
Total	24,286	$142.35	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
Item 6.    [Reserved]

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
Our platform lets our customers connect data from Enterprise Resource Planning (“ERP”), Governance Risk and Compliance (“GRC”), Human Capital Management (“HCM”) and Customer Relationship Management (“CRM”) systems, as well as other third-party cloud and on-premise applications.
While our customers use our platform for dozens of different use cases, our sales and marketing resources are organized into four solution groups: Regulatory Reporting, Non-Regulatory Reporting, Financial Services and Integrated Risk.
We operate our business on a Software-as-a-Service (“SaaS”) model. Customers enter into annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Our subscription pricing is based primarily on a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. We charge customers additional fees primarily for document setup and XBRL tagging services.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,106 at December 31, 2021 from 1,718 at December 31, 2020, an increase of 22.6%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $443.3 million in 2021 from $351.6 million in 2020, an increase of 26.1%. We incurred net losses of $37.7 million and $48.4 million in 2021 and 2020, respectively.
Recent Business Developments
On December 29, 2021, we acquired all of the equity interest in Mark V Systems Limited, a California corporation (“Mark V Systems”) and owner of Arelle, the leading open-source XBRL validation engine. As the global standard, Arelle is used by a community of over 50 global regulators, banks and technology companies that depend on it for data quality and comparison. Workiva is committed to working with the XBRL community to keep Arelle open-sourced and collaborating for the advancement of this important validation engine.
On December 10, 2021, we acquired all of the membership interests in AuditNet, LLC (“AuditNet”), a global audit content and services provider, which strengthens Workiva’s risk and assurance offerings.
On July 30, 2021, we acquired all of the equity interest in OneCloud, Inc., an integration platform as a service iPaaS company, in order to extend our integration and data preparation capabilities. See Note 12 to the condensed consolidated financial statements for more information on our acquisitions.
Impact of COVID-19
Although the COVD-19 pandemic persists, we do not believe that it has adversely affected our business. We have been able to maintain business continuity and have experienced no pandemic-related employee furloughs or layoffs. We have remote-work options available for most employees, while permitting in-person collaboration at our various offices for employees who are vaccinated. We continue to monitor and update our practices in response to changes in the COVID-19 workplace safety and health standards established by the Occupational Safety and Health Administration (“OSHA”) and guidance provided by the Centers for Disease Control and Prevention (“CDC”).
Should COVID-19 variants continue to develop and spread, there is the possibility of future disruption to Workiva’s operations. The impact of any disruption is dependent upon a number of factors including the duration and severity of any COVID-19 resurgence, its impact on the overall economy and specific industry sectors, vaccination rates and the longer-term efficacy of vaccinations. We will continue to evaluate and refine our return-to-work and related policies in accordance with OSHA and CDC guidance.
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
Investment in growth. We plan to continue to invest in the development of our platform, fit-for-purpose solutions and application marketplace to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in EMEA and APAC.
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2021, the majority of our SEC customers reported their financials on a calendar-year basis. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. Our transition to a virtual event in September 2020 and September 2021 has mostly mitigated this trend, although we currently intend to sponsor a hybrid virtual and in-person event in 2022. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Financial metrics
Total revenue	$443,285	$351,594	$297,891
Year-over-year percentage increase in total revenue	26.1%	18.0%	21.9%
Subscription and support revenue	$379,340	$295,877	$245,765
Year-over-year percentage increase in subscription and support revenue	28.2%	20.4%	22.6%
Subscription and support as a percent of total revenue	85.6%	84.2%	82.5%

	As of December 31,
	2021	2020	2019
Operating metrics
Number of customers	4,315	3,723	3,510
Subscription and support revenue retention rate	97.0%	95.0%	94.7%
Subscription and support revenue retention rate including add-ons	110.0%	109.5%	113.0%
Number of customers with annual contract value $100k+	1,121	847	652
Number of customers with annual contract value $150k+	578	419	285
Number of customers with annual contract value $300k+	183	119	71
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
Our subscription and support revenue retention rate was 97.0% as of December 31, 2021, up from 95.0% as of December 31, 2020. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition, or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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

Our subscription and support revenue retention rate including add-ons was 110.0% as of the year ended December 31, 2021, up slightly from 109.5% as of December 31, 2020. It is possible that as customers that purchased higher priced capital markets solutions throughout 2021 transition to more moderately priced ongoing solutions in 2022, there could be downward pressure on this key performance indicator~~.~~
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2021, 2020 and 2019, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services, customer success teams and training personnel, including salaries, benefits, bonuses, and stock-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs. Costs of server usage are comprised primarily of fees paid to Amazon Web Services.

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
Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Revenue
Subscription and support	$379,340	$295,877	$245,765
Professional services	63,945	55,717	52,126
Total revenue	443,285	351,594	297,891
Cost of revenue
Subscription and support(1)	60,551	49,503	42,881
Professional services(1)	43,282	40,674	42,131
Total cost of revenue	103,833	90,177	85,012
Gross profit	339,452	261,417	212,879
Operating expenses
Research and development(1)	115,735	94,844	89,921
Sales and marketing(1)	178,785	144,687	120,300
General and administrative(1)	74,287	59,688	48,064
Total operating expenses	368,807	299,219	258,285
Loss from operations	(29,355)	(37,802)	(45,406)
Interest income	1,041	3,282	4,657
Interest expense	(14,015)	(13,964)	(6,027)
Other income and (expense), net	3,229	(205)	(564)
Loss before provision for income taxes	(39,100)	(48,689)	(47,340)
(Benefit) provision for income taxes	(1,370)	(291)	139
Net loss	$(37,730)	$(48,398)	$(47,479)
(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue
Subscription and support	$2,868	$1,709	$1,554
Professional services	1,729	1,434	1,725
Operating expenses
Research and development	9,590	8,100	8,006
Sales and marketing	13,901	11,062	8,792
General and administrative	20,545	23,466	15,707
Total stock-based compensation expense	$48,633	$45,771	$35,784
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2021	2020	2019
Revenue
Subscription and support	85.6%	84.2%	82.5%
Professional services	14.4	15.8	17.5
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	13.7	14.1	14.4
Professional services	9.8	11.6	14.1
Total cost of revenue	23.5	25.7	28.5
Gross profit	76.5	74.3	71.5
Operating expenses
Research and development	26.1	27.0	30.2
Sales and marketing	40.3	41.2	40.4
General and administrative	16.8	17.0	16.1
Total operating expenses	83.2	85.2	86.7
Loss from operations	(6.7)	(10.9)	(15.2)
Interest income	0.2	0.9	1.6
Interest expense	(3.2)	(4.0)	(2.0)
Other (expense) income, net	0.7	(0.1)	(0.2)
Loss before provision for income taxes	(9.0)	(14.1)	(15.8)
Provision (benefit) for income taxes	(0.3)	(0.1)	—
Net loss	(8.7)%	(14.0)%	(15.8)%
Revenue
Comparison of Years Ended December 31, 2021 and 2020

	Year ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$379,340	$295,877	$83,463	28.2%
Professional services	63,945	55,717	8,228	14.8%
Total revenue	$443,285	$351,594	$91,691	26.1%
Total revenue increased $91.7 million in 2021 compared to 2020 due primarily to the increase in subscription and support revenue of $83.5 million. Growth in subscription and support revenue in 2021 was attributable mainly to strong demand and better pricing for a broad range of use cases. The total number of our customers increased 15.9% from December 31, 2020 to December 31, 2021. Professional services revenue increased $8.2 million due primarily to growth in revenue from XBRL professional services.

Cost of Revenue
Comparison of Years Ended December 31, 2021 and 2020

	Year ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$60,551	$49,503	$11,048	22.3%
Professional services	43,282	40,674	2,608	6.4%
Total cost of revenue	$103,833	$90,177	$13,656	15.1%
Cost of revenue increased $13.7 million in 2021 compared to 2020. Subscription and support cost of revenue increased $11.0 million due primarily to $8.5 million higher cash-based compensation and benefits and $1.2 million higher stock-based compensation due to increased headcount, as well as a $1.2 million increase in software and server expense. The increase in cash-based compensation and benefits, stock-based compensation and software and server expense resulted from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $2.6 million due primarily to $2.2 million in higher cash-based compensation and benefits due to increased headcount.
Operating Expenses
Comparison of Years Ended December 31, 2021 and 2020

	Year ended December 31,		Period-to-period change
	2021	2020	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$115,735	$94,844	$20,891	22.0%
Sales and marketing	178,785	144,687	34,098	23.6%
General and administrative	74,287	59,688	14,599	24.5%
Total operating expenses	$368,807	$299,219	$69,588	23.3%
Research and Development
Research and development expenses increased $20.9 million in 2021 compared to 2020 due primarily to higher cash-based compensation and benefits costs of $16.4 million, a $1.5 million increase in stock-based compensation, a $1.8 million increase in professional service fees and a $0.9 million increase in the cost of software and cloud infrastructure services. The increases in compensation were due to increased headcount. The increases in professional service fees and software and cloud infrastructure services reflect continued investment in and support of our platform and solutions.

Sales and Marketing
Sales and marketing expenses increased $34.1 million in 2021 compared to 2020 due primarily to $27.8 million in higher cash-based compensation and benefits, an additional $2.8 million in stock-based compensation, a $1.9 million increase in marketing and advertising expense and $2.6 million in software expense. These increases were partially offset by $1.2 million in savings from reduced travel by our sales and marketing employees due to the COVID-19 pandemic. The increase in cash-based compensation was due to an increase in employee headcount. During 2021, we recognized an additional $1.9 million in stock-based compensation pursuant to severance obligations. The increases in marketing and advertising costs and software expense supports our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses increased $14.6 million in 2021 compared to 2020, due primarily to $12.6 million in higher cash-based compensation and benefits, a $1.7 million increase in software and cloud infrastructure services, a $1.5 million increase in professional services fees and a $1.3 million increase in rent expense. These increases were partially offset by a $2.1 million decrease in stock-based compensation. In the second quarter of 2020, we recorded an additional $1.5 million and $5.5 million of cash-based and equity-based compensation, respectively, pursuant to certain separation agreements with former executives and managers. The increases in software and professional services fees are the result of our continued investment in and support of our platform and solutions. The increase in rent expense was our investment in office space for our expanding worldwide footprint.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2021 and 2020

	Year ended December 31,		Period-to-period change
	2021	2020	Amount
	(dollars in thousands)
Interest income	$1,041	$3,282	$(2,241)
Interest expense	(14,015)	(13,964)	(51)
Other income (expense), net	3,229	(205)	3,434
Interest Income, Interest Expense and Other Income (Expense), Net
Interest income fell $2.2 million in 2021 compared to 2020 due to decreased interest rates in our investment accounts. Interest expense remained relatively flat in 2021 compared to 2020. Other expense decreased $3.4 million in 2021 compared to 2020 due primarily to a $3.7 million gain recognized upon the settlement of our equity interest in OneCloud offset by losses on foreign currency transactions.
Results of Operations for Fiscal 2020 Compared to 2019
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $530.4 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months from the date of the issuance of the audited consolidated financial statements.
Convertible Debt
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026, including the exercise in full by the initial purchasers of their option to purchase an additional $45.0 million principal amount. The Notes are senior, unsecured obligations and bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
During the third and fourth quarters of 2021 one of the conversion conditions was met and the Notes are now convertible at the option of the holders through March 31, 2022. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2021 and December 31, 2021. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture. As of December 31, 2021, and through the date of this filing, we have not received any conversion requests for the Notes.
Cash Flows
The following table summarizes cash flow activity during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Cash flow provided by operating activities	$49,844	$33,243	$30,918
Cash flow used in investing activities	(68,631)	(103,750)	(90,065)
Cash flow (used in) provided by financing activities	(3,388)	11,118	363,018
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(22,445)	$(58,911)	$304,158

Operating Activities
For the year ended December 31, 2021, cash provided by operating activities was $49.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $37.7 million, adjusted for non-cash charges of $5.2 million for depreciation and amortization of our property and equipment and intangible assets, $48.6 million of stock-based compensation, $9.2 million for the amortization of our debt discount and issuance costs, $3.0 million for the amortization of premiums and discounts on marketable securities, a $27.3 million net change in operating assets and liabilities partially offset by a gain on the settlement of equity securities of $3.7 million and deferred income tax of $2.0 million. The primary drivers of the changes in operating assets and liabilities were a $19.2 million increase in deferred contract costs, a $7.7 million increase in accounts receivable, and a $6.5 million increase in prepaid expenses and other, offset by a $47.4 million increase in deferred revenue and a $14.7 million increase in accrued expenses and other liabilities. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. The increases in accounts receivable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was attributable primarily to the timing of annual contracts. The increase in deferred contract costs was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract.
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
Investing Activities
Cash used in investing activities of $68.6 million for the year ended December 31, 2021 was due primarily to $170.1 million for the purchase of marketable securities, $37.5 million for acquisitions, net of cash acquired, and $3.5 million of capital expenditures, partially offset by $143.2 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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

Financing Activities
Cash used in financing activities of $3.4 million for the year ended December 31, 2021 was due primarily to $16.6 million in proceeds from option exercises and $8.9 million in proceeds from shares issued in connection with our employee stock purchase plan, offset by $27.1 million in taxes withheld related to net share settlement of our stock-based compensation awards and an aggregate $1.7 million in payments on finance lease obligations.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2021, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$364,407	$3,881	$7,763	$352,763	$—
Operating leases including imputed interest	26,301	6,946	9,808	4,108	5,439
Finance leases, including interest	26,357	2,436	2,630	2,630	18,661
Other contractual commitments	38,287	13,740	24,547	—	—
Total contractual obligations	$455,352	$27,003	$44,748	$359,501	$24,100
Total future payments related to our Convertible Senior Notes due 2026 shown in the table above includes $345.0 million principal amount and future interest payments of $19.4 million. For more information on our convertible senior notes, refer to Note 8 of our accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
We enter into certain non-cancelable agreements with third-party providers in the ordinary course of business. Under these agreements, we are committed to purchase $31.1 million for cloud infrastructure services and $7.2 million primarily for cloud services. These amounts are included in the table above under “other contractual commitments”.

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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, and British Pound Sterling. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, British pound, Singapore dollar, Australian dollar, and Hong Kong dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction losses are included in net loss and were $503,000, $329,000 and $609,000 in the years ended December 31, 2021, 2020 and 2019, respectively.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $530.4 million as of December 31, 2021. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

An immediate increase of 100-basis points in interest rates would have resulted in an $1.8 million market value reduction in our investment portfolio as of December 31, 2021. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 22, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workiva Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workiva Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 22, 2022

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2021	2020

ASSETS

Current assets
Cash and cash equivalents	$300,386	$322,831
Marketable securities	230,060	207,207
Accounts receivable, net of allowance for doubtful accounts of $591 and $717 at December 31, 2021 and 2020, respectively	76,848	68,922
Deferred costs	31,152	21,923
Other receivables	3,538	3,155
Prepaid expenses and other	15,108	9,047
Total current assets	657,092	633,085

Property and equipment, net	28,821	29,365
Operating lease right-of-use assets	17,760	15,844
Deferred costs, non-current	33,091	23,421
Goodwill	34,556	—
Intangible assets, net	10,434	1,583
Other assets	5,005	3,708
Total assets	$786,759	$707,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,114	$2,843
Accrued expenses and other current liabilities	84,126	68,256
Deferred revenue	258,023	208,990
Convertible senior notes, current	298,661	—
Finance lease obligations	1,575	1,705
Total current liabilities	646,499	281,794

Convertible senior notes, non-current	—	289,490
Deferred revenue, non-current	34,181	35,894
Other long-term liabilities	1,605	1,680
Operating lease liabilities, non-current	16,408	17,209
Finance lease obligations, non-current	15,087	16,662
Total liabilities	713,780	642,729

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 47,293,775 and 40,719,189 shares issued and outstanding at December 31, 2021 and 2020, respectively	47	41
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 4,150,583 and 8,069,610 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	8
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	525,646	478,698
Accumulated deficit	(452,430)	(414,700)
Accumulated other comprehensive (loss) income	(288)	230
Total stockholders’ equity	72,979	64,277
Total liabilities and stockholders’ equity	$786,759	$707,006

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
	Year ended December 31,
	2021	2020	2019
Revenue
Subscription and support	$379,340	$295,877	$245,765
Professional services	63,945	55,717	52,126
Total revenue	443,285	351,594	297,891
Cost of revenue
Subscription and support	60,551	49,503	42,881
Professional services	43,282	40,674	42,131
Total cost of revenue	103,833	90,177	85,012
Gross profit	339,452	261,417	212,879
Operating expenses
Research and development	115,735	94,844	89,921
Sales and marketing	178,785	144,687	120,300
General and administrative	74,287	59,688	48,064
Total operating expenses	368,807	299,219	258,285
Loss from operations	(29,355)	(37,802)	(45,406)
Interest income	1,041	3,282	4,657
Interest expense	(14,015)	(13,964)	(6,027)
Other income and (expense), net	3,229	(205)	(564)
Loss before (benefit) provision for income taxes	(39,100)	(48,689)	(47,340)
(Benefit) Provision for income taxes	(1,370)	(291)	139
Net loss	$(37,730)	$(48,398)	$(47,479)
Net loss per common share:
Basic and diluted	$(0.74)	$(1.00)	$(1.03)
Weighted-average common shares outstanding - basic and diluted	51,126,510	48,448,166	46,302,656
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
	Year ended December 31,
	2021	2020	2019
Net loss	$(37,730)	$(48,398)	$(47,479)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of income tax expense	266	(137)	13
Unrealized (loss) gain on available-for-sale securities, net of income tax expense	(784)	80	176
Other comprehensive (loss) income, net of tax	(518)	(57)	189
Comprehensive loss	$(38,248)	$(48,455)	$(47,290)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2018	44,044	$44	$297,145	$98	$(307,027)	$(9,740)
Cumulative-effect of change in accounting principle	—	—	—	—	(11,796)	(11,796)
Stock-based compensation expense	—	—	35,784	—	—	35,784
Issuance of common stock upon exercise of stock options	1,997	3	24,149	—	—	24,152
Issuance of common stock under employee stock purchase plan	188	—	4,922	—	—	4,922
Issuance of restricted stock units	420	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(10)	—	(390)	—	—	(390)
Equity component of convertible senior notes, net	—	—	58,560	—	—	58,560
Net loss	—	—	—	—	(47,479)	(47,479)
Other comprehensive income	—	—	—	189	—	189
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(366,302)	$54,202
Stock-based compensation expense	—	—	45,771	—	—	45,771
Issuance of common stock upon exercise of stock options	1,398	2	19,187	—	—	19,189
Issuance of common stock under employee stock purchase plan	187	—	7,227	—	—	7,227
Issuance of restricted stock units	796	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(231)	—	(13,657)	—	—	(13,657)
Net loss	—	—	—	—	(48,398)	(48,398)
Other comprehensive loss	—	—	—	(57)	—	(57)
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	48,633	—	—	48,633
Issuance of common stock upon exercise of stock options	1,141	2	16,598	—	—	16,600
Issuance of common stock under employee stock purchase plan	149	—	8,861	—	—	8,861
Issuance of restricted stock units	1,578	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(213)	—	(27,144)	—	—	(27,144)
Net loss	—	—	—	—	(37,730)	(37,730)
Other comprehensive loss	—	—	—	(518)	—	(518)
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(37,730)	$(48,398)	$(47,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,244	4,296	3,844
Stock-based compensation expense	48,633	45,771	35,784
Recovery of doubtful accounts	(125)	(159)	(92)
Amortization of premiums and discounts on marketable securities, net	3,024	668	13
Amortization of debt discount and issuance costs	9,171	8,889	3,262
Gain on settlement of equity securities	(3,698)	—	—
Deferred income tax	(1,973)	—	(65)
Changes in assets and liabilities:
Accounts receivable	(7,683)	(8,028)	5,166
Deferred costs	(19,207)	(15,953)	(10,268)
Operating lease right-of-use asset	4,197	3,906	2,552
Other receivables	(391)	(680)	(1,250)
Prepaid expenses and other	(6,522)	(2,492)	(2,084)
Other assets	(1,222)	(215)	(1,860)
Accounts payable	972	(4,106)	2,153
Deferred revenue	47,419	37,479	32,039
Operating lease liability	(4,934)	(4,525)	(3,035)
Accrued expenses and other liabilities	14,669	16,790	12,238
Net cash provided by operating activities	49,844	33,243	30,918

Cash flows from investing activities
Purchase of property and equipment	(3,534)	(1,873)	(3,104)
Purchase of marketable securities	(170,070)	(175,926)	(112,565)
Maturities of marketable securities	143,159	62,922	26,840
Sale of marketable securities	250	11,423	498
Acquisitions, net of cash acquired	(37,467)	—	—
Purchase of intangible assets	(219)	(296)	(734)
Other investments	(750)	—	(1,000)
Net cash used in investing activities	(68,631)	(103,750)	(90,065)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2021	2020	2019
Cash flows from financing activities
Proceeds from option exercises	16,600	19,189	24,152
Taxes paid related to net share settlements of stock-based compensation awards	(27,144)	(13,657)	(390)
Proceeds from shares issued in connection with employee stock purchase plan	8,861	7,227	4,922
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	—	335,899
Principal payments on finance lease obligations	(1,705)	(1,641)	(1,565)
Net cash (used in) provided by financing activities	(3,388)	11,118	363,018
Effect of foreign exchange rates on cash	(270)	478	287

Net (decrease) increase in cash and cash equivalents	(22,445)	(58,911)	304,158
Cash and cash equivalents at beginning of year	322,831	381,742	77,584
Cash and cash equivalents at end of year	$300,386	$322,831	$381,742

Supplemental cash flow disclosure
Cash paid for interest	$4,837	$5,067	$1,340
Cash paid for income taxes, net of refunds	$(41)	$679	$371

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$149	$270
Purchases of property and equipment, accrued but not paid	$350	$263	$144
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
Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services is generally higher in the first quarter as many of our customers file their 10-K in the first calendar quarter. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. Our transition to a virtual event in September 2020 and September 2021 has mostly mitigated this trend. In addition, the timing of cash bonus payments to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
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
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within other (expense) income, net on the consolidated statements of operations.

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
Marketable Securities
Our marketable securities consist of commercial paper, corporate debt securities, U.S. treasury debt securities and foreign government debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive income on the consolidated balance sheets until realized. Dividend income is reported within other (expense) income, net on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other (expense) income, net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive income on the consolidated balance sheets. There were no credit losses recorded for the years ended December 31, 2021 and 2020. There was no impairment charge for any unrealized losses in 2019. We determine realized gains and losses on the sale of marketable securities on the specific identification method and record such gains and losses in other (expense) income, net on the consolidated statements of operations.
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
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2021 or 2020.
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
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under finance leases over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense related to property and equipment totaled $4.1 million, $3.8 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Professional Services Revenue and Customer Options
Professional services revenues primarily consist of fees for document set up, XBRL tagging, and consulting with our customers on business processes and best practices. We have determined that an agreement to purchase these professional services constitutes an option to purchase services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606, Revenue from Contracts with Customers, (ASC 606) rather than an agreement that creates enforceable rights and obligations because of the customer's contractual right to cancel services that have not yet been used. In the limited case of agreements where we determined that the option provides the customer with a material right, we allocate a portion of the transaction price to the material right based upon the relative standalone selling price. Professional service agreements that do not contain a material right are accounted for when the customer exercises its option to purchase additional services. Revenue is recognized for document set ups when the service is complete and control has transferred to the customer. Revenues from XBRL tagging and consulting services are recognized as the services are performed.
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
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $5.6 million, $3.8 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Acquisitions
When we acquire a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations.
Goodwill
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of October 1. For the year ended December 31, 2021, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
Intangible Assets
Intangible assets consist of patents and intangible assets acquired in a business combination or asset acquisition, primarily technology, customer-related assets, and trade names. Patents are recorded at cost to obtain and amortized over the useful lives. Certain patents are in the legal application process and therefore are not currently being amortized. Intangible assets acquired in a business combination or an asset acquisition are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment, right-of-use assets, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. There were no impairment losses related to long-lived assets in any of the periods presented.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock units to employees, service providers and board members, using a fair-value based method. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We use the Black-Scholes option-pricing model to determine the fair values of shares to be issued pursuant to our Employee Stock Purchase Plan (“ESPP”). For restricted stock units, fair value is based on the closing price of our common stock on the grant date.

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
We account for the effects of Global Intangible Low-Taxed Income in the period incurred.
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
We recognize interest and penalties related to unrecognized tax benefits on the (benefit) provision for income taxes line in the accompanying consolidated statements of operations. Interest and penalties were not significant during the years ended December 31, 2021, 2020 and 2019. Accrued interest and penalties are included on the accrued expenses and other current liabilities line in the consolidated balance sheets.
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

Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intraperiod allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. The standard became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. Effective January 1, 2021, we adopted this standard. The adoption of this new standard did not have a material impact on our consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. This ASU requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022. We intend to adopt this standard on January 1, 2022 and do not expect the adoption of this update to have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be closer to the coupon interest rate. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. The new standard is effective for interim and annual periods beginning after December 15, 2021 and can be adopted on either a modified retrospective or full retrospective basis.
We will adopt this standard on January 1, 2022 using the modified retrospective method. Adoption of the new standard is expected to result in a decrease to accumulated deficit of approximately $18 million, a decrease to additional paid-in capital of approximately $58 million, and an increase to convertible senior notes, current of approximately $40 million on the consolidated balance sheet.
2. Cash Equivalents and Marketable Securities
At December 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$259,754	$—	$—	$259,754
Commercial paper	10,479	—	—	10,479
U.S. treasury debt securities	54,809	2	(206)	54,605
Corporate debt securities	161,792	3	(334)	161,461
Foreign government debt securities	5,014	1	—	5,015
	$491,848	$6	$(540)	$491,314
Included in cash and cash equivalents	$261,254	$—	$—	$261,254
Included in marketable securities	$230,594	$6	$(540)	$230,060
At December 31, 2020, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$265,578	$—	$—	$265,578
Commercial paper	21,489	—	—	21,489
U.S. treasury debt securities	51,731	80	(2)	51,809
Corporate debt securities	147,715	214	(47)	147,882
Foreign government debt securities	1,025	2	—	1,027
	$487,538	$296	$(49)	$487,785
Included in cash and cash equivalents	$280,578	$—	$—	$280,578
Included in marketable securities	$206,960	$296	$(49)	$207,207
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of December 31, 2021
Due within one year	$138,637
Due in one to two years	91,423
Due in three to five years	—
$230,060
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2021
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$46,553	$(206)	$—	$—
Corporate debt securities	156,588	(334)	—	—
Total	$203,141	$(540)	$—	$—

We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2021, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.
3. Supplemental Consolidated Balance Sheet Information
Property and Equipment, net
Property and equipment, net as of December 31, 2021 and 2020 consisted of (in thousands):

	As of December 31,
	2021	2020
Building under finance lease	$21,574	$21,574
Computers, equipment and software	10,495	7,995
Furniture and fixtures	8,373	8,284
Vehicles	97	97
Leasehold improvements	7,907	7,755
Construction in process	361	93
	48,807	45,798
Less: accumulated depreciation and amortization	(19,986)	(16,433)
	$28,821	$29,365
Accumulated amortization related to finance leases was $2.7 million and $1.8 million as of December 31, 2021 and 2020, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2021 and 2020 consisted of (in thousands):

	As of December 31,
	2021	2020
Accrued vacation	$11,221	$10,294
Accrued commissions	11,122	12,678
Accrued bonuses	8,292	6,573
Accrued payroll	4,494	2,631
Estimated health insurance claims	1,814	1,224
Accrued interest	1,455	1,455
ESPP employee contributions	5,349	4,269
Customer deposits	26,517	18,283
Operating lease liabilities	6,008	4,541
Accrued other liabilities	7,854	6,308
	$84,126	$68,256

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2021 and 2020, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2021			Fair Value Measurements as of December 31, 2020
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$259,754	$259,754	$—	$265,578	$265,578	$—
Commercial paper	10,479	—	10,479	21,489	—	21,489
U.S. treasury debt securities	54,605	—	54,605	51,809	—	51,809
Corporate debt securities	161,461	—	161,461	147,882	—	147,882
Foreign government debt securities	5,015	—	5,015	1,027	—	1,027
	$491,314	$259,754	$231,560	$487,785	$265,578	$222,207

Included in cash and cash equivalents	$261,254			$280,578
Included in marketable securities	$230,060			$207,207
We completed acquisitions during the year ended December 31, 2021. The values of the net assets acquired and any resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in the acquisition was externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.
Convertible Senior Notes
As of December 31, 2021, the fair value of our convertible senior notes was $614.7 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 8 to the consolidated financial statements for more information.
5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $64.2 million and $45.3 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense for the deferred costs was $34.1 million and $21.0 million for the years ended December 31, 2021 and 2020, respectively. There were no material impairment losses in relation to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Purchase Commitments
We enter into certain non-cancelable agreements with third-party providers for our use of cloud services and cloud infrastructure services in the ordinary course of business. Under these agreements, we are committed to purchase $13.7 million in fiscal year 2022, $13.5 million in fiscal year 2023, and $11.1 million in fiscal year 2024.
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
The components of lease expense recognized in the consolidated statements of operations were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Operating lease cost	$4,750	$4,475	$3,544
Finance lease cost:
Amortization of right-of-use assets	880	922	926
Interest on lease obligations	956	1,197	1,306
Short-term lease cost	1,667	1,727	1,324
Variable lease cost	1,163	1,214	923
	$9,416	$9,535	$8,023

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,028	$5,350	$4,018
Finance cash flows from finance leases	1,705	1,641	1,565
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,299	$4,121	$2,207
Finance leases	—	—	—
Other supplemental information related to leases was as follows:

	As of December 31,
	2021	2020	2019
Weighted Average Remaining Lease Term (in years)
Operating leases	5.7	6.5	7.6
Finance leases	21.4	22.4	23.4
Weighted Average Discount Rate
Operating leases	4.9%	5.5%	5.7%
Finance leases	5.5%	5.5%	6.0%

As of December 31, 2021, the aggregate annual lease obligations were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$6,946	$2,436
2023	5,561	1,315
2024	4,247	1,315
2025	2,572	1,315
2026	1,536	1,315
Thereafter	5,439	18,661
Total lease obligations	26,301	26,357
Less: Amount representing interest	(3,885)	(9,695)
Net lease obligations	$22,416	$16,662

8. Debt
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
During the third and fourth quarters of 2021 one of the conversion conditions was met and the Notes are convertible at the option of the holders through March 31, 2022. Specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended September 30, 2021 and December 31, 2021. As a result, the Notes are classified as current liabilities on the condensed consolidated balance sheet as of December 31, 2021. As of December 31, 2021, and through the date of this filing, we have not received any conversion requests for the Notes.

As of December 31, 2021 the if-converted value of the Notes exceeded the principal amount by $216.6 million.
As of December 31, 2021, the remaining life of the Notes is approximately 4.8 years.
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	As of December 31,
	2021	2020
Liability component:
Principal	$345,000	$345,000
Unamortized discount	(41,193)	(49,346)
Unamortized issuance costs	(5,146)	(6,164)
Net carrying amount	$298,661	$289,490

Equity component, net of purchase discounts and issuance costs	$58,560	$58,560
Interest expense related to the Notes is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Contractual interest expense	$3,881	$3,880	$1,444
Amortization of debt discount	8,153	7,901	2,900
Amortization of issuance costs	1,018	988	362
Total interest expense	$13,052	$12,769	$4,706

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
10. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, options to purchase Class A common stock and ESPP purchase rights. Prior to our corporate conversion in December 2014, awards were provided under the 2009 Unit Incentive Plan (“the 2009 Plan”). The 2009 Plan was amended to provide that no further awards will be issued thereunder, and our board of directors and stockholders adopted and approved our 2014 Equity Incentive Plan (“the 2014 Plan” and, together with the 2009 Plan, “the Plans”).

As of December 31, 2021, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options and restricted stock units. There were no other grants of any other award types under the Plans. As of December 31, 2021, 1,180,086 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2021, 4,296,514 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2021	2020	2019
Cost of revenue
Subscription and support	$2,868	$1,709	$1,554
Professional services	1,729	1,434	1,725
Operating expenses
Research and development	9,590	8,100	8,006
Sales and marketing	13,901	11,062	8,792
General and administrative	20,545	23,466	15,707
Total	$48,633	$45,771	$35,784

Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2020	2,903,167	$14.48	4.7	$223,941
Granted	—	—
Forfeited	(6,895)	19.29
Exercised	(1,141,092)	14.55
Outstanding at December 31, 2021	1,755,180	$14.42	4.0	$203,720

Exercisable at December 31, 2021	1,755,180	$14.42	4.0	$203,720
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $123.4 million, $55.8 million and $75.6 million, respectively.
No options were granted during the years ended December 31, 2021, 2020 and 2019. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was approximately $0.9 million, $3.5 million and $5.8 million, respectively. As of December 31, 2021 there was no unrecognized compensation expense related to options.
Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. The recipient of a restricted stock unit award under the 2014 Plan will have no rights as a stockholder until share certificates are issued by us, but, at the discretion of our Compensation Committee, has the right to receive a dividend equivalent payment in the form of additional restricted stock units. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards is calculated based on the stock price on the date of grant. The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020, and 2019 was approximately $54.9 million, $27.7 million, and $8.8 million, respectively.

The following table summarizes the restricted stock unit activity under the Plan for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2020	2,904,616	$35.72
Granted	916,634	109.64
Forfeited	(218,852)	64.36
Vested(1)	(1,710,699)	31.89
Unvested at December 31, 2021	1,891,699	$73.04
(1) During the year ended December 31, 2021, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 402,832 shares had elected to defer settlement of the vested restricted stock units and 270,567 were released from deferral. This resulted in total deferred units of 695,869 as of December 31, 2021.
Compensation expense associated with unvested restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2021, there was approximately $100.6 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
The fair value of each option grant issued under the ESPP is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of our Class A common stock, and the expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period. The risk-free interest rate is based on yields on U.S. Treasury STRIPS (“Separate Trading of Registered Interest and Principal of Securities”) with a maturity similar to the estimated expected term of the ESPP purchase rights.
The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2021	2020	2019
ESPP
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.2% - 1.5%	1.9% - 2.6%
Expected volatility	41.8% - 45.0%	40.6% - 61.0%	35.0% - 49.0%
The following table summarizes the ESPP activity under the Plan for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019
Shares issued	148,864	186,855	188,390
Weighted-average purchase price	$59.52	$38.68	$26.13
Total proceeds (in thousands)	$8,861	$7,227	$4,922

Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At December 31, 2021, there was approximately $129,438 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.
11. Accumulated Other Comprehensive Income
The following table summarizes the activity of accumulated other comprehensive income during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$165	$(67)	$98
Other comprehensive income	13	176	189
Balance at December 31, 2019	178	109	287
Other comprehensive (loss) income	(137)	80	(57)
Balance at December 31, 2020	41	189	230
Other comprehensive income (loss)	266	(784)	(518)
Balance at December 31, 2021	$307	$(595)	$(288)

12. Acquisitions
Mark V Systems Limited
On December 29, 2021, we acquired all of the stock in Mark V Systems Limited, the author of the only open source eXtensible Business Reporting Language validation engine, which ensures the continued accessibility of the open source validation engine. The acquisition was not material to the consolidated financial statements.
AuditNet, LLC
On December 10, 2021, we acquired all of the membership interests in AuditNet, LLC, a global audit content and services provider, which strengthens Workiva’s risk and assurance offerings. The acquisition was not material to the consolidated financial statements.
OneCloud, Inc.
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

The transaction has been accounted for as a business combination and the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recognized was primarily attributable to the assembled workforce and strategic benefits that are expected to be achieved and is not deductible for income tax purposes.
The following table presents a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$36,564
Previously held equity interest	4,698
Total consideration	$41,262

Cash	$1,497
Intangible assets	7,000
Goodwill	34,556
Other assets	548
Deferred revenue	(900)
Deferred tax liability	(1,265)
Other liabilities	(174)
Fair value of assets and liabilities	$41,262
We incurred costs related to the acquisition of approximately $0.4 million during the year ended December 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our condensed consolidated statements of operations.
The amount of revenues and net loss from the acquisition included in our consolidated statements of operations for the year ended December 31, 2021 were insignificant.
13. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2020	$—
Acquisition and purchase accounting adjustment	34,556
December 31, 2021	$34,556

Intangible Assets
The following table presents the components of net intangible assets (in thousands):

	December 31, 2021				December 31, 2020
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4	$7,920	$(701)	$7,219	$—	$—	$—
Acquired customer-related	8.7	360	(14)	346	—	—	—
Acquired trade names	2	1,478	(21)	1,457	—	—	—
Patents	10	2,740	(1,328)	1,412	2,538	(955)	1,583
Total	5.2	$12,498	$(2,064)	$10,434	$2,538	$(955)	$1,583
Amortization expense related to intangible assets was $1.1 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

2022	$3,074
2023	2,962
2024	2,201
2025	1,473
2026	163
Thereafter	561
Total expected amortization expense	$10,434
14. Geographic Information
Revenues by geographical region consisted of the following (in thousands):

	For the year ended December 31,
	2021	2020	2019
Subscription and support revenue
Americas	$342,673	$273,574	$233,653
Other	36,666	22,303	12,112
Professional services revenue
Americas	58,312	51,142	49,323
Other	5,634	4,575	2,803
	$443,285	$351,594	$297,891
Revenues by geography are generally based on the country of the customer as specified in our subscription order. Total Americas revenue attributed to the United States was approximately 93%, 94%, and 95% during each of the years ended December 31, 2021, 2020, and 2019, respectively. No other country represented more than 10% of total revenue during the years presented.

Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	For the year ended December 31,
	2021	2020
United States	$40,585	$42,422
United Kingdom	4,437	69
Other	1,559	2,718
	$46,581	$45,209
15. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands):

	For the year ended December 31,
	2021	2020	2019
Information technology	$47,697	$34,878	$30,798
Diversified financials	57,470	44,326	34,614
Consumer discretionary	41,826	34,029	29,147
Industrials	59,797	46,764	39,210
Healthcare	39,394	30,676	24,764
Banks	46,702	39,630	33,573
Insurance	27,206	21,993	18,047
Energy	21,093	18,380	18,113
Real estate	21,042	18,070	16,572
Utilities	21,319	13,561	12,231
Materials	19,357	16,321	14,761
Public administration	13,719	11,433	6,974
Consumer staples	13,146	10,683	9,570
Other	13,517	10,850	9,517
Total revenues	$443,285	$351,594	$297,891
Revenues by industry are derived from leading software providers. In 2021 we refined our policy surrounding customer industry categorization and accordingly the prior year amounts have been updated to reflect these refinements.
The following table presents our revenues disaggregated by type of good or service (in thousands):

	For the year ended December 31,
	2021	2020	2019
Subscription and support	$379,340	$295,877	$245,765
XBRL professional services	44,763	38,032	38,734
Other services	19,182	17,685	13,392
Total revenues	$443,285	$351,594	$297,891
Deferred Revenue
During the year ended December 31, 2021, we recognized $239.3 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2021, revenue of approximately $576.2 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $336.0 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

16. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	For the year ended December 31,
	2021	2020	2019
United States	$(41,567)	$(50,193)	$(46,580)
Foreign	2,467	1,504	(760)
Total	$(39,100)	$(48,689)	$(47,340)
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	98	120	59
Foreign	479	(148)	252
Total Current	$577	$(28)	$311

Deferred
Federal	$(1,252)	$—	$(65)
State	(374)	—	—
Foreign	(321)	(263)	(107)
Total Deferred	$(1,947)	$(263)	$(172)

Total	$(1,370)	$(291)	$139
During the years ended December 31, 2021, 2020 and 2019, we recorded a federal income tax benefit of $1,252,000, $0, and $65,000, respectively. The current year benefit was related to current year acquisitions. As the reversal of the acquired net deferred tax liabilities will be recognized on future tax returns, these provide an objective source of taxable income. Therefore, a corresponding portion of our valuation allowance has been released to reflect this availability, resulting in a federal and state tax benefit reflected in the table above. The prior year federal benefit was primarily related to the allocation of tax expense (benefit) between continuing operations and other comprehensive income (loss) when applying the exception to the ASC 740 intraperiod tax allocation rule. Prior to the adoption of ASU 2019-12, intraperiod tax allocation rules required us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings and then record a related tax benefit in continuing operations. This exception to the general rule applies even when a valuation allowance is in place at the beginning and end of the year.

In response to the COVID-19 pandemic, the Canada Revenue Agency extended the filing due dates allowing for the Scientific Research and Experimental Development (“SR&ED”) reporting deadlines to be extended for six months, but no later than December 31, 2020. We were able to leverage this deadline extension and amended our 2018 Canadian return for the SR&ED credit thus generating a current and deferred foreign tax benefit for the year ended December 31, 2020.
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax benefit at federal statutory rate	$(8,211)	$(10,225)	$(9,941)
State taxes, net of federal benefit	(15,350)	(3,394)	(4,985)
Revaluation of deferred tax items due to tax rate change (state)	—	(404)	—
Section 162(m) limitations	9,008	6,682	2,944
Stock-based compensation	(49,020)	(12,665)	(14,728)
Nondeductible permanent items	1,422	2,001	1,103
Tax benefit of federal R&D credit	(3,694)	(3,509)	(3,141)
Valuation allowance	63,369	21,981	29,068
Other	1,106	(758)	(181)
Total income tax provision	$(1,370)	$(291)	$139

The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Property and equipment	$2,770	$2,636
Accruals and reserves	48	173
Lease liability	9,014	9,984
Compensation and benefits	15,266	19,035
Deferred revenue	21,709	11,753
Net operating loss and credits	150,448	91,300
Interest expense	4,035	2,521
Other	546	347
Total deferred tax assets	203,836	137,749
Valuation allowance	(174,771)	(111,402)
Total deferred tax assets	29,065	26,347
Deferred tax liabilities:
Property and equipment	(48)	(10)
Right-of-use asset	(8,275)	(8,772)
Convertible notes	(10,916)	(13,076)
Acquired intangibles	(2,022)	—
Deferred commissions	(6,761)	(3,900)
Other deferred tax liabilities	(321)	(222)
Deferred tax liabilities	(28,343)	(25,980)
Total	$722	$367
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net US deferred tax asset at December 31, 2021, because we believe it is more likely than not that these benefits will not be realized.
As of December 31, 2021, we have federal and state net operating loss carryforwards of approximately $481.8 million and $466.9 million, respectively, available to reduce any future taxable income. The federal net operating loss carryforwards will expire in varying amounts beginning in 2034. Federal and some state net operating losses incurred after 2017 will have an indefinite carryforward. The state net operating loss carryforwards will expire in varying amounts beginning in 2021. Additionally, we have total net operating loss carryforwards from international operations of $2.9 million that do not expire. We also have approximately $19.8 million of federal and $3.1 million of state tax credit carryforwards as of December 31, 2021. The federal credits will expire in varying amounts between the years 2034 and 2040. The state credits expire beginning in 2022. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.

We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2021, due to the availability of net operating losses.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2021, tax years for 2017 through 2020 are subject to examination by the tax authorities. Generally, as of December 31, 2021, we are no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2017. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

17. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including our convertible senior notes, outstanding stock options, stock related to unvested restricted stock, and common stock issuable pursuant to the ESPP to the extent dilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The net loss per share is allocated based on the contractual participation rights of the Class A and Class B common shares as if the loss for the year has been distributed. As the liquidation and dividend rights are identical, the net loss is allocated on a proportionate basis.
We consider unvested restricted stock granted under the 2014 Equity Incentive Plan to be participating securities because holders of such shares have non-forfeitable dividend rights in the event of our declaration of a dividend for common shares. In future periods to the extent we are profitable, we will subtract earnings allocated to these participating securities from net income to determine net income attributable to common stockholders.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(32,724)	$(5,006)	$(39,966)	$(8,432)	$(38,135)	$(9,344)

Denominator
Weighted-average common shares outstanding - basic and diluted	44,343,177	6,783,333	40,007,839	8,440,327	37,190,224	9,112,432
Basic and diluted net loss per share	$(0.74)	$(0.74)	$(1.00)	$(1.00)	$(1.03)	$(1.03)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2021	2020	2019
Shares subject to outstanding common stock options	1,755,180	2,903,167	4,353,167
Shares subject to unvested restricted stock units	1,891,699	2,904,616	3,039,020
Shares issuable pursuant to the ESPP	53,877	94,390	76,466
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Short-Term Incentive Plan
On February 15, 2022, the Compensation Committee of our Board of Directors approved the 2022 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2022. The Plan provides executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2022, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the Company.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the Company.
Martin J. Vanderploeg, Ph.D., 65, has served as our President and Chief Executive Officer since June 2018, and as President and Chief Operating Officer since December 2014. Prior to that, Mr. Vanderploeg served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 through December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI's Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Julie Iskow, 60, has served as our Executive Vice President and Chief Operating Officer since October 2019. Prior to joining Workiva, Ms. Iskow served as Chief Technology Officer of Medidata Solutions, Inc. since April 2015, as well as its Executive Vice President of Product Development since July 2016. Ms. Iskow served as Senior Vice President of Global Product Development at Medidata from April 2015 to July 2016. From December 2013 to March 2015, Ms. Iskow served as Chief Information Officer and Senior Vice President at WageWorks, Inc., and prior to that as its Senior Vice President of Product Development and Vice President of Product Development. Ms. Iskow has also served as Vice President of Engineering at Asyst Technologies and GW Associates, Inc. Before joining GW Associates, she was a member of the faculty at the University of Vermont. Ms. Iskow earned a B.S. degree from University of California, Berkeley and an M.S. degree from University of California, Davis. Since May 2019, Ms. Iskow has been an independent director of Vocera Communications, Inc. (NYSE: VCRA) and is a member of its Governance and Nominating Committee.
Jill Klindt, 45, has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since February 2021. She served as Senior Vice President, Chief Accounting Officer and Treasurer from March 2017 to February 2021; as Chief Accounting Officer and Vice President from December 2014 to March 2017, and Senior Director of Finance and Accounting of Workiva LLC from 2008 to December 2014. Prior to joining Workiva, Ms. Klindt served as Financial Analysis Manager at Financial Intelligence, LLC; as a Financial Consultant at Wells Fargo Financial; as a Senior Financial Analyst at CitiMortgage; and a Financial Accounting Analyst at Principal Residential Mortgage. She was also an Accountant of both Prairie iNet and EAI. Ms. Klindt is a Certified Public Accountant (inactive) with a B.S. in Accounting from Iowa State University.
Jeffrey D. Trom, Ph.D., 61, has served as Executive Vice President and Chief Technology Officer since December 2014 and served as a Managing Director and Chief Technology Officer of Workiva LLC from 2008 to December 2014. He has over 20 years of experience working with information technology and development. Prior to founding Workiva, Mr. Trom was a founder of EAI and served as EAI’s Vice President from 1990 and as Chief Technology Officer in charge of software architecture, development and deployment from 1999 until EAI was acquired by Unigraphics Solutions in

2000. Thereafter, Mr. Trom served as a technical consultant for various technology companies, including Electronic Data Systems from 2000 to 2002. Mr. Trom earned a B.S. and M.S. in Mechanical Engineering from University of Iowa and a Ph.D. in Mechanical Engineering from Iowa State University.
Mithun Banarjee, 43, has served as our Executive Vice President and Chief Customer Officer since August 2018. Previously, Mr. Banarjee served as our Executive Vice President of Global Operations from August 2017 to August 2018, Executive Vice President of Global Client Services from March to August 2017, Vice President of Global Client Services from March 2015 to March 2017 and Director of Customer First Culture from December 2014 to February 2015. He also served Workiva LLC as Director of Customer First Culture from March 2012 to December 2014 and Director of Customer Operations from March 2010 to February 2012. Prior to Workiva, Mr. Banarjee was Director of Client Services at Yodle (acquired by Web.com in 2016). Previously, he managed customer relationship teams at AT&T and AOL. He earned a B.A. in Information Systems from the University of Lincoln in England, UK.
Brandon E. Ziegler, 48, was promoted to Executive Vice President and Chief Legal Officer of Workiva Inc. in March 2021, and has served as its Corporate Secretary since May 2020. Prior to that, Mr. Ziegler was Workiva's Senior Vice President and General Counsel from March 2020 to March 2021. Mr. Ziegler was previously Senior Vice President, Deputy General Counsel and Assistant Corporate Secretary at Medidata Solutions, a leading technology and data platform for life sciences from July 2016 to March 2020. Prior to Medidata, Mr. Ziegler was head of ADP’s legal department for multinational corporations as Vice President and Assistant General Counsel from February 2007 to July 2016. Before moving in-house, Mr. Ziegler worked in private practice in New York and has extensive legal experience counseling public and private companies in global corporate development, corporate governance and commercial transactions. He earned a B.A. (cum laude) from Duke University and a J.D. from Brooklyn Law School where he was an international business law fellow.
Michael D. Hawkins, 46, has served as our Executive Vice President, Sales since August 2021. Previously, Mr. Hawkins served as our Senior Vice President of Sales from August 2019 to August 2021, Vice President of Sales from March 2015 to August 2019, Director of Sales from January 2013 through March 2015, Area Sales Manager from January 2012 to December 2012, and Regional Sales Director from August 2010 to December 2011. Prior to joining Workiva, Mr. Hawkins was Business Development Manager at ExactTarget from July 2008 to August 2010, as Account Executive at OnForce from May 2006 to September 2007, and as Account Executive and Director of Sales at Truist (formerly CreateHope, Inc.) from May 2001 to April 2006. Mr. Hawkins earned a B.A. from Miami University and a J.D. from George Washington University Law School.
c)    Delinquent Section 16(a) Reports.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

4.03	Form of 1.125% Convertible Senior Note due 2026, incorporated by reference from Exhibit A to the Indenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16, 2019.

4.04	Description of Capital Stock, incorporated by reference from Exhibit 4.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

10.01*	Amended and Restated Workiva Inc. 2009 Unit Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.02*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

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

10.06*	Form of Employment Agreement, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2021.

Exhibit Number	Description

10.07*	Form of Indemnification Agreement, incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

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

101
The following financial information from Workiva Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2022.

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

Signature	Title	Date

/s/ Martin J. Vanderploeg, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022
Martin J. Vanderploeg, Ph.D.

/s/ Jill Klindt	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)	February 22, 2022
Jill Klindt

/s/ Brigid A. Bonner	Director	February 22, 2022
Brigid A. Bonner

/s/ Michael M. Crow, Ph.D.	Director	February 22, 2022
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 22, 2022
Robert H. Herz

/s/ Julie Iskow	Director	February 22, 2022
Julie Iskow

/s/ David S. Mulcahy	Director	February 22, 2022
David S. Mulcahy

/s/ Suku Radia	Director	February 22, 2022
Suku Radia

S-1