Form 10-Q
period 2022-03-31
WORKIVA INC
filed 2022-05-03
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2022, there were approximately 48,186,532 shares of the registrant's Class A common stock and 3,890,583 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of March 31, 2022	As of December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$303,076	$300,386
Marketable securities	220,457	230,060
Accounts receivable, net of allowance for doubtful accounts of $561 and $591 at March 31, 2022 and December 31, 2021, respectively	70,133	76,848
Deferred costs	31,816	31,152
Other receivables	3,359	3,538
Prepaid expenses and other	16,217	15,108
Total current assets	645,058	657,092

Property and equipment, net	28,091	28,821
Operating lease right-of-use assets	16,460	17,760
Deferred costs, non-current	30,879	33,091
Goodwill	34,556	34,556
Intangible assets, net	9,677	10,434
Other assets	5,162	5,005
Total assets	$769,883	$786,759

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of March 31, 2022	As of December 31, 2021
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,379	$4,114
Accrued expenses and other current liabilities	71,589	84,126
Deferred revenue	259,387	258,023
Convertible senior notes, current	—	298,661
Finance lease obligations	1,257	1,575
Total current liabilities	340,612	646,499

Convertible senior notes, non-current	339,283	—
Deferred revenue, non-current	33,204	34,181
Other long-term liabilities	1,602	1,605
Operating lease liabilities, non-current	15,026	16,408
Finance lease obligations, non-current	14,963	15,087
Total liabilities	744,690	713,780

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 48,139,939 and 47,293,775 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	48	47
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,890,583 and 4,150,583 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	479,867	525,646
Accumulated deficit	(452,662)	(452,430)
Accumulated other comprehensive loss	(2,064)	(288)
Total stockholders’ equity	25,193	72,979
Total liabilities and stockholders’ equity	$769,883	$786,759

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended March 31,
	2022	2021
Revenue
Subscription and support	$107,120	$84,936
Professional services	22,554	19,286
Total revenue	129,674	104,222
Cost of revenue
Subscription and support	18,533	13,202
Professional services	12,340	10,474
Total cost of revenue	30,873	23,676
Gross profit	98,801	80,546
Operating expenses
Research and development	35,884	26,634
Sales and marketing	56,100	41,035
General and administrative	23,994	17,021
Total operating expenses	115,978	84,690
Loss from operations	(17,177)	(4,144)
Interest income	280	360
Interest expense	(1,518)	(3,485)
Other expense, net	(165)	(384)
Loss before benefit for income taxes	(18,580)	(7,653)
Benefit for income taxes	(87)	(329)
Net loss	$(18,493)	$(7,324)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.15)
Weighted-average common shares outstanding - basic and diluted	52,596,228	50,244,120

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended March 31,
	2022	2021
Net loss	$(18,493)	$(7,324)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of tax	84	156
Unrealized loss on available-for-sale securities, net of tax	(1,860)	(205)
Other comprehensive loss, net of tax	(1,776)	(49)
Comprehensive loss	$(20,269)	$(7,373)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

Three Months Ended March 31, 2022
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Stock-based compensation expense	—	—	15,309	—	—	15,309
Issuance of common stock upon exercise of stock options	62	1	824	—	—	825
Issuance of common stock under employee stock purchase plan	53	—	5,218	—	—	5,218
Issuance of restricted stock units	545	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(73)	—	(8,570)	—	—	(8,570)
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Net loss	—	—	—	—	(18,493)	(18,493)
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Balances at March 31, 2022	52,031	$52	$479,867	$(2,064)	$(452,662)	$25,193

Three Months Ended March 31, 2021
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	11,623	—	—	11,623
Issuance of common stock upon exercise of stock options	312	1	4,137	—	—	4,138
Issuance of common stock under employee stock purchase plan	93	—	4,237	—	—	4,237
Issuance of restricted stock units	803	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(70)	—	(7,146)	—	—	(7,146)
Net loss	—	—	—	—	(7,324)	(7,324)
Other comprehensive loss	—	—	—	(49)	—	(49)
Balances at March 31, 2021	49,927	$50	$491,549	$181	$(422,024)	$69,756

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(18,493)	$(7,324)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,959	1,054
Stock-based compensation expense	15,309	11,623
Recovery of doubtful accounts	(29)	(118)
Amortization of premiums and discounts on marketable securities, net	660	625
Amortization of issuance costs and debt discount	324	2,266
Deferred income tax	(211)	(346)
Changes in assets and liabilities:
Accounts receivable	6,581	15,265
Deferred costs	1,444	(1,059)
Operating lease right-of-use asset	1,301	944
Other receivables	180	(161)
Prepaid expenses and other	(1,132)	(3,747)
Other assets	23	(573)
Accounts payable	4,364	1,908
Deferred revenue	606	179
Operating lease liability	(1,342)	(1,076)
Accrued expenses and other liabilities	(12,481)	(7,957)
Net cash (used in) provided by operating activities	(937)	11,503

Cash flows from investing activities
Purchase of property and equipment	(532)	(849)
Purchase of marketable securities	(34,148)	(43,655)
Sale of marketable securities	14,981	—
Maturities of marketable securities	26,250	40,586
Purchase of intangible assets	(40)	(71)
Net cash provided by (used in) investing activities	6,511	(3,989)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended March 31,
	2022	2021
Cash flows from financing activities
Proceeds from option exercises	825	4,138
Taxes paid related to net share settlements of stock-based compensation awards	(8,570)	(7,146)
Proceeds from shares issued in connection with employee stock purchase plan	5,218	4,237
Principal payments on finance lease obligations	(442)	(417)
Net cash (used in) provided by financing activities	(2,969)	812
Effect of foreign exchange rates on cash	85	16

Net increase in cash and cash equivalents	2,690	8,342
Cash and cash equivalents at beginning of period	300,386	322,831
Cash and cash equivalents at end of period	$303,076	$331,173

Supplemental cash flow disclosure
Cash paid for interest	$2,165	$2,188
Cash paid for income taxes, net of refunds	$190	$20

Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$262	$—

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. Our transition to a virtual event in September 2020 and September 2021 has mostly mitigated this trend, although we currently intend to sponsor a hybrid virtual and in-person event in 2022. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 22, 2022.
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
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting related to contract assets and liabilities acquired in business combinations. This ASU requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022 with early adoption permitted. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments will now be accounted for as a single liability measured at amortized cost. This results in the interest expense recognized for convertible debt instruments to be closer to the coupon interest rate. The new guidance also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. The new standard is effective for interim and annual periods beginning after December 15, 2021 and can be adopted on either a modified retrospective or full retrospective basis.
We adopted this standard on January 1, 2022 using the modified retrospective method under which financial results reported in prior periods were not adjusted. Adoption of the new standard resulted in a decrease to accumulated deficit of $18.3 million, a decrease to additional paid-in capital of $58.6 million, and an increase to convertible senior notes, non-current of $40.3 million on the consolidated balance sheet. See Note 5 to the condensed consolidated financial statements for more information.
New Accounting Pronouncements Not Yet Adopted
None.

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued vacation	$13,273	$11,221
Accrued commissions	4,875	11,122
Accrued bonuses	6,475	8,292
Accrued payroll	4,737	4,494
Estimated health insurance claims	1,885	1,814
Accrued interest	485	1,455
ESPP employee contributions	3,262	5,349
Customer deposits	23,675	26,517
Operating lease liabilities	5,929	6,008
Accrued other liabilities	6,993	7,854
	$71,589	$84,126

3. Cash Equivalents and Marketable Securities
At March 31, 2022, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$157,635	$—	$—	$157,635
Commercial paper	10,486	—	—	10,486
U.S. treasury debt securities	55,324	6	(740)	54,590
Corporate debt securities	160,043	—	(1,660)	158,383
Foreign government debt securities	1,000	—	—	1,000
	$384,488	$6	$(2,400)	$382,094
Included in cash and cash equivalents	$161,637	$—	$—	$161,637
Included in marketable securities	$222,851	$6	$(2,400)	$220,457
At December 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$259,754	$—	$—	$259,754
Commercial paper	10,479	—	—	10,479
U.S. treasury debt securities	54,809	2	(206)	54,605
Corporate debt securities	161,792	3	(334)	161,461
Foreign government debt securities	5,014	1	—	5,015
	$491,848	$6	$(540)	$491,314
Included in cash and cash equivalents	$261,254	$—	$—	$261,254
Included in marketable securities	$230,594	$6	$(540)	$230,060

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of March 31, 2022
Due within one year	$116,239
Due in one to two years	102,582
Due in three to five years	1,636
$220,457
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of March 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2022
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$44,362	$(710)	$2,470	$(30)
Corporate debt securities	155,900	(1,635)	1,982	(25)
Total	$200,262	$(2,345)	$4,452	$(55)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2022, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2022, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2022			Fair Value Measurements as of December 31, 2021
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$157,635	$157,635	$—	$259,754	$259,754	$—
Commercial paper	10,486	—	10,486	10,479	—	10,479
U.S. treasury debt securities	54,590	—	54,590	54,605	—	54,605
Corporate debt securities	158,383	—	158,383	161,461	—	161,461
Foreign government debt securities	1,000	—	1,000	5,015	—	5,015
	$382,094	$157,635	$224,459	$491,314	$259,754	$231,560

Included in cash and cash equivalents	$161,637			$261,254
Included in marketable securities	$220,457			$230,060
Convertible Senior Notes
As of March 31, 2022, the fair value of our convertible senior notes was $558.5 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
During the first quarter of 2022 none of the conversion conditions were met and the Notes are no longer convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of March 31, 2022.

As discussed in Note 1, we adopted ASU 2020‑06 on January 1, 2022 and the Notes are now accounted for as a single liability measured at amortized cost. Upon adoption, interest expense representing the amortization of the issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% over the term of the notes. Prior to the adoption of ASU 2020-06, interest expense representing the amortization of the debt discount and issuance costs as well as contractual interest expense was amortized to interest expense at an effective interest rate of 4.3%. As of March 31, 2022 the if-converted value of the Notes exceeded the principal amount by $162.9 million.
As of March 31, 2022, the remaining life of the Notes is approximately 4.4 years.
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	March 31, 2022	December 31, 2021
Liability component:
Principal	$345,000	$345,000
Unamortized discount	—	(41,193)
Unamortized issuance costs	(5,717)	(5,146)
Net carrying amount	$339,283	$298,661

Equity component, net of purchase discounts and issuance costs	$—	$58,560

Interest expense related to the Notes is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Contractual interest expense	$970	$971
Amortization of debt discount	—	2,015
Amortization of issuance costs	324	251
Total interest expense	$1,294	$3,237

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

7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, performance stock units, options to purchase Class A common stock and ESPP purchase rights. Prior to our corporate conversion in December 2014, awards were provided under the 2009 Unit Incentive Plan (“the 2009 Plan”). The 2009 Plan was amended to provide that no further awards will be issued thereunder, and our board of directors and stockholders adopted and approved our 2014 Equity Incentive Plan (“the 2014 Plan” and, together with the 2009 Plan, “the Plans”).
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2022	2021
Cost of revenue
Subscription and support	$790	$496
Professional services	452	367
Operating expenses
Research and development	2,725	2,431
Sales and marketing	4,085	3,549
General and administrative	7,257	4,780
Total	$15,309	$11,623
Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2021	1,755,180	$14.42	4.0
Granted	—	—
Forfeited	—	—
Exercised	(62,237)	13.25
Outstanding at March 31, 2022	1,692,943	$14.47	3.8

Exercisable at March 31, 2022	1,692,943	$14.47	3.8
Restricted Stock Units
The following table summarizes the restricted stock unit activity under the Plans for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2021	1,891,699	$73.04
Granted	653,882	119.44
Forfeited	(24,096)	83.18
Vested(1)	(555,209)	56.82
Unvested at March 31, 2022	1,966,276	$92.96
(1) During the three months ended March 31, 2022, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 12,368 shares had elected to defer settlement of the vested restricted stock units and 1,693 shares were released from deferral.
During the first quarter of 2022, performance restricted stock units (“PSUs”) were granted for the first time to our executives under the 2014 Plan. The fair value of a PSU is determined using the closing price of our common stock on the grant date. Each PSU grant vests in annual tranches over a three-year service period. Total units earned for grants made in 2022 may vary between 0% and 200% of the units granted based on the attainment of company-specific performance targets during the related three-year period and upon continued service. Stock-based compensation expense for PSUs is recognized on a graded-vesting basis if it is probable that the performance conditions will be achieved. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest with continued service and upon achievement of the relevant performance targets.
Employee Stock Purchase Plan
During the three months ended March 31, 2022, 52,546 shares of common stock were purchased under the ESPP at a weighted-average price of $99.30 per share, resulting in cash proceeds of $5.2 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At March 31, 2022, there was approximately $1.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended March 31,
	2022	2021
Industrials	$18,570	$13,877
Diversified financials	17,127	13,279
Information technology	14,637	10,663
Banks	12,985	11,610
Consumer discretionary	12,218	9,531
Healthcare	11,625	9,057
Insurance	7,777	6,584
Real estate	6,076	5,339
Utilities	5,960	4,828
Energy	5,746	5,284
Materials	5,674	4,846
Other	11,279	9,324
Total revenues	$129,674	$104,222
Revenues by industry are derived from leading software providers. In the fourth quarter of 2021 we refined our policy surrounding customer industry categorization and accordingly the prior year amounts have been updated to reflect these refinements.
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended March 31,
	2022	2021
Subscription and support	$107,120	$84,936
XBRL professional services	17,693	14,486
Other services	4,861	4,800
Total revenues	$129,674	$104,222
Deferred Revenue
We recognized $101.1 million and $79.3 million of revenue during the three months ended March 31, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2022, we expect revenue of approximately $603.9 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $351.1 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(17,079)	$(1,414)	$(6,161)	$(1,163)

Denominator
Weighted-average common shares outstanding - basic and diluted	48,575,645	4,020,583	42,264,288	7,979,832
Basic and diluted net loss per share	$(0.35)	$(0.35)	$(0.15)	$(0.15)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2022	March 31, 2021
Shares subject to outstanding common stock options	1,692,943	2,588,566
Shares subject to unvested restricted stock units	1,966,276	2,237,862
Shares issuable pursuant to the ESPP	64,043	59,359
In addition, as of March 31, 2022 and March 31, 2021 approximately 4.3 million shares of our Class A common stock underlying our Convertible Senior Notes were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they are considered anti-dilutive. Upon adoption of ASU 2020-06 on January 1, 2022, we use the if-converted method for calculating any potential dilutive effect of the Notes on diluted net income per share, if applicable. Prior to adoption of ASU 2020-06 we used the treasury stock method.

10. Intangible Assets
The following table presents the components of net intangible assets (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4	$7,920	$(1,196)	$6,724	$7,920	$(701)	$7,219
Acquired customer-related	8.7	360	(29)	331	360	(14)	346
Acquired trade names	2	1,478	(206)	1,272	1,478	(21)	1,457
Patents	10	2,780	(1,430)	1,350	2,740	(1,328)	1,412
Total	5.2	$12,538	$(2,861)	$9,677	$12,498	$(2,064)	$10,434
Amortization expense related to intangible assets was $0.8 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2022	$2,274
2023	2,967
2024	2,206
2025	1,477
2026	167
2027	152
Thereafter	434
Total expected amortization expense	$9,677

11. Subsequent Events
On April 1, 2022, we acquired all of the issued and outstanding equity interests in Denmark-based ParsePort ApS (“ParsePort”), a leading solution provider for the European Single Electronic Format (“ESEF”) financial reporting mandate, which complements Workiva's cloud platform, for an aggregate cash purchase price of $100 million, subject to customary adjustments relating to the cash, working capital and indebtedness of ParsePort. We are currently in the process of valuing the assets acquired and liabilities assumed pursuant to the transaction. The accounting for this transaction is incomplete as of the date of our filing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2022. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,230 at March 31, 2022 from 1,751 at March 31, 2021, an increase of 27.4%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $129.7 million during the three months ended March 31, 2022 from $104.2 million during the three months ended March 31, 2021. We incurred a net loss of $18.5 million during the three months ended March 31, 2022 compared to $7.3 million during the three months ended March 31, 2021.
Recent Business Developments
On April 1, 2022, we acquired all of the issued and outstanding equity interests in ParsePort, a leading solution provider for the ESEF financial reporting mandate, which complements Workiva's cloud platform, for an aggregate cash purchase price of $100 million, subject to customary adjustments relating to the cash, working capital and indebtedness of ParsePort.
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
Effects of Volatility in the IPO/SPAC Market
In the United States, volatility in the public markets has led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) in the first quarter of 2022. New sales of our SEC and Capital Markets solutions were adversely affected by this decline in the IPO and SPAC market in the first quarter. Whether and to what extent the IPO and SPAC market will moderate cannot be accurately predicted.
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

Key Performance Indicators

	Three months ended March 31,
	2022	2021

	(dollars in thousands)
Financial metrics
Total revenue	$129,674	$104,222
Percentage increase in total revenue	24.4%	21.5%
Subscription and support revenue	$107,120	$84,936
Percentage increase in subscription and support revenue	26.1%	24.2%
Subscription and support as a percent of total revenue	82.6%	81.5%

	As of March 31,
	2022	2021
Operating metrics
Number of customers	4,408	3,800
Subscription and support revenue retention rate	97.7%	95.1%
Subscription and support revenue retention rate including add-ons	109.2%	111.2%
Number of customers with annual contract value $100k+	1,124	884
Number of customers with annual contract value $150k+	603	457
Number of customers with annual contract value $300k+	186	131
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
Our subscription and support revenue retention rate was 97.7% as of March 31, 2022, up from 95.1% as of March 31, 2021. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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
Our subscription and support revenue retention rate including add-ons was 109.2% as of the quarter ended March 31, 2022, down from 111.2% as of March 31, 2021. There has been downward pressure on this key performance indicator as the IPO/SPAC market has slowed in 2022 and customers that purchased higher priced capital markets solutions throughout 2021 have transitioned to more moderately priced ongoing solutions in 2022.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2022 and 2021, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 6% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2022	2021

	(in thousands)
Revenue
Subscription and support	$107,120	$84,936
Professional services	22,554	19,286
Total revenue	129,674	104,222
Cost of revenue
Subscription and support(1)	18,533	13,202
Professional services(1)	12,340	10,474
Total cost of revenue	30,873	23,676
Gross profit	98,801	80,546
Operating expenses
Research and development(1)	35,884	26,634
Sales and marketing(1)	56,100	41,035
General and administrative(1)	23,994	17,021
Total operating expenses	115,978	84,690
Loss from operations	(17,177)	(4,144)
Interest income	280	360
Interest expense	(1,518)	(3,485)
Other expense, net	(165)	(384)
Loss before provision for income taxes	(18,580)	(7,653)
Benefit for income taxes	(87)	(329)
Net loss	$(18,493)	$(7,324)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2022	2021

	(in thousands)
Cost of revenue
Subscription and support	$790	$496
Professional services	452	367
Operating expenses
Research and development	2,725	2,431
Sales and marketing	4,085	3,549
General and administrative	7,257	4,780
Total stock-based compensation expense	$15,309	$11,623

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2022	2021
Revenue
Subscription and support	82.6%	81.5%
Professional services	17.4	18.5
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	14.3	12.7
Professional services	9.5	10.0
Total cost of revenue	23.8	22.7
Gross profit	76.2	77.3
Operating expenses
Research and development	27.7	25.6
Sales and marketing	43.3	39.4
General and administrative	18.5	16.3
Total operating expenses	89.5	81.3
Loss from operations	(13.3)	(4.0)
Interest income	0.2	0.3
Interest expense	(1.2)	(3.3)
Other expense, net	(0.1)	(0.4)
Loss before provision for income taxes	(14.4)	(7.4)
Provision for income taxes	(0.1)	(0.3)
Net loss	(14.3)%	(7.1)%
Comparison of Three Months Ended March 31, 2022 and 2021
Revenue

	Three months ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Revenue
Subscription and support	$107,120	$84,936	26.1%
Professional services	22,554	19,286	16.9%
Total revenue	$129,674	$104,222	24.4%
Total revenue increased $25.5 million for the three months ended March 31, 2022 compared to the same quarter a year ago due primarily to a $22.2 million increase in subscription and support revenue. Growth in subscription and support revenue in the first quarter was attributable mainly to strong demand and better pricing for a broad range of use cases. The total number of our customers increased 16.0% from March 31, 2021 to March 31, 2022. Professional services revenue increased $3.3 million for the three months ended March 31, 2022 compared to the same quarter a year ago due primarily to growth in revenue from XBRL professional services.

Cost of Revenue

	Three months ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$18,533	$13,202	40.4%
Professional services	12,340	10,474	17.8%
Total cost of revenue	$30,873	$23,676	30.4%
Cost of revenue increased $7.2 million in the three months ended March 31, 2022 compared to the same quarter a year ago. Subscription and support cost of revenue increased $5.3 million due primarily to $4.1 million in higher cash-based compensation and benefits as well as a $0.5 million increase in server usage. The increase in cash-based compensation was due mostly to increased headcount while the increase in server usage resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $1.9 million due primarily to increased headcount.
Operating Expenses

	Three months ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Operating expenses
Research and development	$35,884	$26,634	34.7%
Sales and marketing	56,100	41,035	36.7%
General and administrative	23,994	17,021	41.0%
Total operating expenses	$115,978	$84,690	36.9%
Research and Development
Research and development expenses increased $9.3 million in the three months ended March 31, 2022 compared to the same quarter a year ago due primarily to $6.1 million in higher cash-based compensation and benefits, $0.3 million increase in travel expense, a $1.1 million increase in server usage, a $0.6 million increase in professional service fees, and a $0.5 million increase related to the amortization of acquisition-related intangible assets. The increases in compensation, server usage and professional service fees were the result of our continued investment in and support of our platform and solutions. The increase in travel expense was due to a modest return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Sales and Marketing
Sales and marketing expenses increased $15.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due primarily to $12.4 million in higher cash-based compensation and benefits, $0.5 million in travel expense, a $0.5 million increase in stock-based compensation as well as a $0.6 million increase in software expense. Headcount in sales and marketing increased 37.3% in the quarter ended March 31, 2022 compared to the same quarter a year ago. The increase software expense supports our continued investment in and support of our platform and solutions. The increase in travel expense was due to a modest return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.

General and Administrative
General and administrative expenses increased $7.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due primarily to $2.1 million in higher cash-based compensation and benefits, a $0.5 million increase in travel expense, an additional $2.0 million in stock-based compensation and a $1.8 million increase in professional service fees. Headcount in general and administrative increased 25.5% compared to the same quarter a year ago. The increase in professional service fees was the result of our continued investment in and support of our platform and solutions. The increase in travel expense was due to a modest return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Non-Operating Income (Expenses)

	Three months ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Interest income	$280	$360	(22.2)%
Interest expense	(1,518)	(3,485)	(56.4)%
Other expense, net	(165)	(384)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other Expense, Net
During the three months ended March 31, 2022, interest income and other expense, net remained relatively flat compared to the same period in the prior year. Interest expense decreased $2.0 million during the three months ended March 31, 2022 compared to the same period a year ago due primarily to our adoption of ASU 2020-06 in 2022 which resulted in the reduction of non-cash interest expense.
Results of Operations for Fiscal 2021 Compared to 2020
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $523.5 million, which were held for working capital purposes. On April 1, 2022, we acquired all of the issued and outstanding equity interests in ParsePort, for an aggregate cash purchase price of $100.0 million, subject to customary adjustments relating to the cash, working capital and indebtedness of ParsePort. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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
Cash Flows

	Three months ended March 31,
	2022	2021

	(in thousands)
Cash flow (used in) provided by operating activities	$(937)	$11,503
Cash flow provided by (used in) investing activities	6,511	(3,989)
Cash flow (used in) provided by financing activities	(2,969)	812
Net increase in cash and cash equivalents, net of impact of exchange rates	$2,690	$8,342
Operating Activities
For the three months ended March 31, 2022, cash used in operating activities was $0.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $18.5 million, adjusted for non-cash charges of $2.0 million for depreciation and amortization of our property and equipment and intangible assets, $15.3 million of stock-based compensation expense and a $0.5 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $12.5 million decrease in accrued expenses and other liabilities and a $1.1 million increase in prepaid expenses partially offset by a $4.4 million increase in accounts payable, a $0.6 million increase in deferred revenue, a $6.6 million decrease in accounts receivable, and a $1.4 million decrease in deferred costs. Deferred costs decreased due primarily to the amortization of direct and incremental costs of obtaining a customer contract. Customer growth accounted for most of the increase in deferred revenue. The increases in prepaid expenses and accounts payable as well as the decreases in accrued expenses and other liabilities and accounts receivable were attributable primarily to the timing of our billings, cash collections, and cash payments.

For the three months ended March 31, 2021, cash provided by operating activities was $11.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.3 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $11.6 million of stock-based compensation expense, $2.3 million for the amortization of issuance costs and debt discount and a $3.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $8.0 million decrease in accrued expenses and other liabilities, a $3.7 million increase in prepaid expenses, a $1.1 million increase in deferred costs and a $0.6 million increase in other assets offset by a $15.3 million decrease in accounts receivable and a $1.9 million increase in accounts payable. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Increases in accounts payable and other assets as well as the decreases in accounts receivable and accrued expenses and other liabilities, were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to timing of payments relating to cloud infrastructure services and subscriptions.
Investing Activities
Cash provided by investing activities of $6.5 million for the three months ended March 31, 2022 was due primarily to $26.3 million from maturities of marketable securities and $15.0 million from the sale of marketable securities partially offset by $34.1 million in purchases of marketable securities and $0.5 million in purchases of fixed assets. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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
Financing Activities
Cash used in financing activities of $3.0 million for the three months ended March 31, 2022 was due primarily to $8.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $0.8 million in proceeds from option exercises and $5.2 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash provided by financing activities of $0.8 million for the three months ended March 31, 2021 was due primarily to $4.1 million in proceeds from option exercises and $4.2 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $7.1 million in taxes paid related to net share settlements of stock-based compensation awards.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

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
During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2022 to the risk factors that were included in the Form 10-K, other than what is set forth immediately below.
Geopolitical conflicts, including the conflict between Russia and Ukraine, may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including in Europe. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business. Specifically, the current conflict between Russia and Ukraine is creating substantial uncertainty about the future impact on the global capital markets. Countries across the globe are instituting sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended March 31, 2022 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 2022	5,660	$130.49	—	—
February 2022	63,715	116.49	—	—
March 2022	3,778	108.34	—	—
Total	73,153	$117.15	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

10.2
Form of Performance Restricted Stock Unit Agreement (Executive Employee) pursuant to the Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022.

10.3
Amendment to Amended and Restated Employment Agreement between Workiva Inc. and Mithun Banarjee dated February 21, 2022, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 19, 2022.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May, 2022.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

S-1