Form 10-Q
period 2022-06-30
WORKIVA INC
filed 2022-08-09
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 4, 2022, there were approximately 48,456,215 shares of the registrant's Class A common stock and 3,890,583 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of June 30, 2022	As of December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$226,253	$300,386
Marketable securities	202,712	230,060
Accounts receivable, net of allowance for doubtful accounts of $577 and $591 at June 30, 2022 and December 31, 2021, respectively	75,607	76,848
Deferred costs	29,992	31,152
Other receivables	2,949	3,538
Prepaid expenses and other	17,776	15,108
Total current assets	555,289	657,092

Property and equipment, net	27,331	28,821
Operating lease right-of-use assets	15,049	17,760
Deferred costs, non-current	34,826	33,091
Goodwill	109,040	34,556
Intangible assets, net	30,162	10,434
Other assets	5,061	5,005
Total assets	$776,758	$786,759

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of June 30, 2022	As of December 31, 2021
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,797	$4,114
Accrued expenses and other current liabilities	85,863	84,126
Deferred revenue	272,731	258,023
Convertible senior notes, current	—	298,661
Finance lease obligations	936	1,575
Total current liabilities	365,327	646,499

Convertible senior notes, non-current	339,608	—
Deferred revenue, non-current	34,063	34,181
Other long-term liabilities	1,380	1,605
Operating lease liabilities, non-current	13,688	16,408
Finance lease obligations, non-current	14,838	15,087
Total liabilities	768,904	713,780

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 48,348,270 and 47,293,775 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	48	47
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,890,583 and 4,150,583 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	498,115	525,646
Accumulated deficit	(481,523)	(452,430)
Accumulated other comprehensive loss	(8,790)	(288)
Total stockholders’ equity	7,854	72,979
Total liabilities and stockholders’ equity	$776,758	$786,759

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Subscription and support	$113,353	$91,205	$220,473	$176,141
Professional services	18,196	14,382	40,750	33,668
Total revenue	131,549	105,587	261,223	209,809
Cost of revenue
Subscription and support	18,915	14,098	37,448	27,300
Professional services	13,322	10,493	25,662	20,967
Total cost of revenue	32,237	24,591	63,110	48,267
Gross profit	99,312	80,996	198,113	161,542
Operating expenses
Research and development	39,177	27,830	75,061	54,464
Sales and marketing	64,219	41,525	120,319	82,560
General and administrative	24,108	17,384	48,102	34,405
Total operating expenses	127,504	86,739	243,482	171,429
Loss from operations	(28,192)	(5,743)	(45,369)	(9,887)
Interest income	605	255	885	615
Interest expense	(1,512)	(3,502)	(3,030)	(6,987)
Other income (expense), net	668	(156)	503	(540)
Loss before provision for income taxes	(28,431)	(9,146)	(47,011)	(16,799)
Provision for income taxes	430	368	343	39
Net loss	$(28,861)	$(9,514)	$(47,354)	$(16,838)
Net loss per common share:
Basic and diluted	$(0.55)	$(0.19)	$(0.90)	$(0.33)
Weighted-average common shares outstanding - basic and diluted	52,850,470	51,065,867	52,724,051	50,657,264

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(28,861)	$(9,514)	$(47,354)	$(16,838)
Other comprehensive (loss) income
Foreign currency translation adjustment	(6,172)	48	(6,088)	204
Unrealized loss on available-for-sale securities	(554)	(25)	(2,414)	(230)
Other comprehensive (loss) income	(6,726)	23	(8,502)	(26)
Comprehensive loss	$(35,587)	$(9,491)	$(55,856)	$(16,864)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

Six Months Ended June 30, 2022
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Stock-based compensation expense	—	—	15,309	—	—	15,309
Issuance of common stock upon exercise of stock options	62	1	824	—	—	825
Issuance of common stock under employee stock purchase plan	53	—	5,218	—	—	5,218
Issuance of restricted stock units	545	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(73)	—	(8,570)	—	—	(8,570)
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Net loss	—	—	—	—	(18,493)	(18,493)
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Balances at March 31, 2022	52,031	$52	$479,867	$(2,064)	$(452,662)	$25,193
Stock-based compensation expense	—	—	18,447	—	—	18,447
Issuance of common stock upon exercise of stock options	76	—	1,145	—	—	1,145
Issuance of restricted stock units	144	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(12)	—	(1,344)	—	—	(1,344)
Net loss	—	—	—	—	(28,861)	(28,861)
Other comprehensive loss	—	—	—	(6,726)	—	(6,726)
Balances at June 30, 2022	52,239	$52	$498,115	$(8,790)	$(481,523)	$7,854

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(in thousands) (unaudited)

Six Months Ended June 30, 2021
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	11,623	—	—	11,623
Issuance of common stock upon exercise of stock options	312	1	4,137	—	—	4,138
Issuance of common stock under employee stock purchase plan	93	—	4,237	—	—	4,237
Issuance of restricted stock units	803	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(70)	—	(7,146)	—	—	(7,146)
Net loss	—	—	—	—	(7,324)	(7,324)
Other comprehensive loss	—	—	—	(49)	—	(49)
Balances at March 31, 2021	49,927	$50	$491,549	$181	$(422,024)	$69,756
Stock-based compensation expense	—	—	11,052	—	—	11,052
Issuance of common stock upon exercise of stock options	117	—	1,480	—	—	1,480
Issuance of restricted stock units	318	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(8)	—	(731)	—	—	(731)
Net loss	—	—	—	—	(9,514)	(9,514)
Other comprehensive income	—	—	—	23	—	23
Balances at June 30, 2021	50,354	$50	$503,350	$204	$(431,538)	$72,066

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash flows from operating activities
Net loss	$(28,861)	$(9,514)	$(47,354)	$(16,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,725	1,097	4,684	2,151
Stock-based compensation expense	18,447	11,052	33,756	22,675
Provision for (recovery of) doubtful accounts	20	17	(9)	(101)
Amortization of premiums and discounts on marketable securities, net	453	763	1,113	1,388
Amortization of issuance costs and debt discount	324	2,284	648	4,550
Deferred income tax	63	362	(148)	16
Changes in assets and liabilities:
Accounts receivable	(4,844)	(12,106)	1,737	3,159
Deferred costs	(2,734)	(9,018)	(1,290)	(10,077)
Operating lease right-of-use asset	1,307	977	2,608	1,921
Other receivables	385	585	565	424
Prepaid expenses and other	(1,591)	722	(2,723)	(3,025)
Other assets	12	(110)	35	(683)
Accounts payable	(2,300)	(1,172)	2,064	736
Deferred revenue	13,192	11,900	13,798	12,079
Operating lease liability	(1,302)	(1,202)	(2,644)	(2,278)
Accrued expenses and other liabilities	13,388	16,123	907	8,166
Net cash provided by operating activities	8,684	12,760	7,747	24,263

Cash flows from investing activities
Purchase of property and equipment	(671)	(811)	(1,203)	(1,660)
Purchase of marketable securities	(23,798)	(51,217)	(57,946)	(94,872)
Sale of marketable securities	—	250	14,981	250
Maturities of marketable securities	40,536	30,206	66,786	70,792
Acquisitions, net of cash acquired	(99,186)	—	(99,186)	—
Purchase of intangible assets	(6)	(52)	(46)	(123)
Other investments	—	(750)	—	(750)
Net cash used in investing activities	(83,125)	(22,374)	(76,614)	(26,363)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash flows from financing activities
Proceeds from option exercises	1,145	1,480	1,970	5,618
Taxes paid related to net share settlements of stock-based compensation awards	(1,344)	(731)	(9,914)	(7,877)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	5,218	4,237
Principal payments on finance lease obligations	(446)	(424)	(888)	(841)
Net cash (used in) provided by financing activities	(645)	325	(3,614)	1,137
Effect of foreign exchange rates on cash	(1,737)	310	(1,652)	326

Net decrease in cash and cash equivalents	(76,823)	(8,979)	(74,133)	(637)
Cash and cash equivalents at beginning of period	303,076	331,173	300,386	322,831
Cash and cash equivalents at end of period	$226,253	$322,194	$226,253	$322,194

Supplemental cash flow disclosure
Cash paid for interest	$218	$242	$2,383	$2,430
Cash paid for income taxes, net of refunds	$438	$(86)	$628	$(66)

Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$—	$148	$—	$148

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. Our transition to a virtual event in September 2020 and September 2021 had mostly mitigated this trend, although we will sponsor a hybrid virtual and in-person event in 2022. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 22, 2022.
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
New Accounting Pronouncements Not Yet Adopted
None.

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued vacation	$13,965	$11,221
Accrued commissions	9,587	11,122
Accrued bonuses	10,875	8,292
Accrued payroll	3,779	4,494
Estimated health insurance claims	1,942	1,814
Accrued interest	1,455	1,455
ESPP employee contributions	5,586	5,349
Customer deposits	23,728	26,517
Operating lease liabilities	5,575	6,008
Accrued other liabilities	9,371	7,854
	$85,863	$84,126

3. Cash Equivalents and Marketable Securities
At June 30, 2022, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$162,180	$—	$—	$162,180
Commercial paper	10,492	—	—	10,492
U.S. treasury debt securities	53,886	6	(917)	52,975
Corporate debt securities	142,794	—	(2,033)	140,761
Foreign government debt securities	990	—	(6)	984
	$370,342	$6	$(2,956)	$367,392
Included in cash and cash equivalents	$164,681	$—	$(1)	$164,680
Included in marketable securities	$205,661	$6	$(2,955)	$202,712
At December 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$259,754	$—	$—	$259,754
Commercial paper	10,479	—	—	10,479
U.S. treasury debt securities	54,809	2	(206)	54,605
Corporate debt securities	161,792	3	(334)	161,461
Foreign government debt securities	5,014	1	—	5,015
	$491,848	$6	$(540)	$491,314
Included in cash and cash equivalents	$261,254	$—	$—	$261,254
Included in marketable securities	$230,594	$6	$(540)	$230,060

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of June 30, 2022
Due within one year	$129,022
Due in one to two years	72,068
Due in three to five years	1,622
$202,712
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of June 30, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2022
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$43,754	$(881)	$2,464	$(36)
Corporate debt securities	135,340	(1,958)	4,171	(75)
Foreign government debt securities	984	(6)	—	—
Total	$180,078	$(2,845)	$6,635	$(111)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2022, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2022, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2022			Fair Value Measurements as of December 31, 2021
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$162,180	$162,180	$—	$259,754	$259,754	$—
Commercial paper	10,492	—	10,492	10,479	—	10,479
U.S. treasury debt securities	52,975	—	52,975	54,605	—	54,605
Corporate debt securities	140,761	—	140,761	161,461	—	161,461
Foreign government debt securities	984	—	984	5,015	—	5,015
	$367,392	$162,180	$205,212	$491,314	$259,754	$231,560

Included in cash and cash equivalents	$164,680			$261,254
Included in marketable securities	$202,712			$230,060
We completed an acquisition on April 1, 2022. The values of the net assets acquired and any resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in the acquisition were externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.
Convertible Senior Notes
As of June 30, 2022, the fair value of our convertible senior notes was $373.2 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

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
Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture. It is our current intent to settle conversions through a combination settlement of cash and shares of our Class A common stock.
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

During the second quarter of 2022 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of June 30, 2022.
As discussed in Note 1, we adopted ASU 2020‑06 on January 1, 2022 and the Notes are now accounted for as a single liability measured at amortized cost. Upon adoption, interest expense representing the amortization of the issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% over the term of the notes. Prior to the adoption of ASU 2020-06, interest expense representing the amortization of the debt discount and issuance costs as well as contractual interest expense was amortized to interest expense at an effective interest rate of 4.3%. As of June 30, 2022 the if-converted value of the Notes was less than the principal amount by $61.0 million.
As of June 30, 2022, the remaining life of the Notes is approximately 4.2 years.
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	June 30, 2022	December 31, 2021
Liability component:
Principal	$345,000	$345,000
Unamortized discount	—	(41,193)
Unamortized issuance costs	(5,392)	(5,146)
Net carrying amount	$339,608	$298,661

Equity component, net of purchase discounts and issuance costs	$—	$58,560

Interest expense related to the Notes is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$970	$970	$1,940	$1,941
Amortization of debt discount	—	2,031	—	4,046
Amortization of issuance costs	324	253	648	504
Total interest expense	$1,294	$3,254	$2,588	$6,491

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

7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, performance restricted stock units, options to purchase Class A common stock and Employee Stock Purchase Plan ("ESPP") purchase rights. Prior to our corporate conversion in December 2014, awards were provided under the 2009 Unit Incentive Plan (“the 2009 Plan”). The 2009 Plan was amended to provide that no further awards will be issued thereunder, and our board of directors and stockholders adopted and approved our 2014 Equity Incentive Plan (“the 2014 Plan” and, together with the 2009 Plan, “the Plans”).
As of June 30, 2022, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options, restricted stock units and performance restricted stock units.
On June 1, 2022, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,000,000. As of June 30, 2022, 3,439,319 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of revenue
Subscription and support	$912	$597	$1,702	$1,093
Professional services	593	409	1,045	776
Operating expenses
Research and development	3,148	2,417	5,873	4,848
Sales and marketing	5,646	2,837	9,731	6,386
General and administrative	8,148	4,792	15,405	9,572
Total	$18,447	$11,052	$33,756	$22,675
Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2021	1,755,180	$14.42	4.0
Granted	—	—
Forfeited	(1,187)	14.97
Expired	(2,970)	3.92
Exercised	(138,404)	14.23
Outstanding at June 30, 2022	1,612,619	$14.46	3.6

Exercisable at June 30, 2022	1,612,619	$14.46	3.6
Restricted Stock Units
The following table summarizes the restricted stock unit activity under the Plans for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2021	1,891,699	$73.04
Granted	829,345	113.75
Forfeited	(58,869)	88.73
Vested(1)	(684,893)	57.05
Unvested at June 30, 2022	1,977,282	$95.26
(1) During the six months ended June 30, 2022, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 18,491 shares had elected to defer settlement of the vested restricted stock units and 22,006 shares were released from deferral.
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
The recipient of a restricted stock unit award under the 2014 Plan will have no rights as a stockholder until share certificates are issued by us. At the Annual Meeting of Stockholders on June 1, 2022, our stockholders approved the amendment and restatement of the Workiva Inc. Amended and Restated 2014 Equity Incentive Plan which prohibits payment of dividends or dividend equivalents on full-value awards prior to the vesting of such award. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold.

Employee Stock Purchase Plan
During the six months ended June 30, 2022, 52,546 shares of common stock were purchased under the ESPP at a weighted-average price of $99.30 per share, resulting in cash proceeds of $5.2 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At June 30, 2022, there was approximately $0.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.
8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Industrials	$19,018	$14,504	$37,588	$28,381
Diversified financials	17,265	13,883	34,392	27,162
Information technology	15,498	11,046	30,135	21,709
Banks	13,087	11,502	26,072	23,112
Consumer discretionary	12,628	9,824	24,846	19,355
Healthcare	11,832	9,524	23,457	18,581
Insurance	7,745	6,252	15,522	12,836
Real estate	5,928	4,911	12,004	10,250
Energy	5,846	5,161	11,592	10,445
Utilities	5,457	4,978	11,417	9,806
Materials	5,159	4,397	10,833	9,243
Other	12,086	9,605	23,365	18,929
Total revenues	$131,549	$105,587	$261,223	$209,809
Revenues by industry are derived from leading software providers. In the fourth quarter of 2021 we refined our policy surrounding customer industry categorization and accordingly the prior year amounts have been updated to reflect these refinements.
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Subscription and support	$113,353	$91,205	$220,473	$176,141
XBRL professional services	13,517	10,069	31,210	24,555
Other services	4,679	4,313	9,540	9,113
Total revenues	$131,549	$105,587	$261,223	$209,809

Deferred Revenue
We recognized $106.9 million and $84.2 million of revenue during the three months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $188.6 million and $145.6 million of revenue during the six months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2022, we expect revenue of approximately $628.2 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $361.0 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
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
At the Annual Meeting of Stockholders on June 1, 2022, our stockholders approved the amendment and restatement of the Workiva Inc. Amended and Restated 2014 Equity Incentive Plan which prohibits payment of dividends or dividend equivalents on full-value awards prior to the vesting of such award. As such, we no longer consider unvested restricted stock granted under the 2014 Equity Incentive Plan to be participating securities.
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(26,736)	$(2,125)	$(8,069)	$(1,445)

Denominator
Weighted-average common shares outstanding - basic and diluted	48,959,887	3,890,583	43,310,488	7,755,379
Basic and diluted net loss per share	$(0.55)	$(0.55)	$(0.19)	$(0.19)

	Six months ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(43,802)	$(3,552)	$(14,223)	$(2,615)

Denominator
Weighted-average common shares outstanding - basic and diluted	48,768,827	3,955,224	42,790,278	7,866,986
Basic and diluted net loss per share	$(0.90)	$(0.90)	$(0.33)	$(0.33)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2022	June 30, 2021
Shares subject to outstanding common stock options	1,612,619	2,469,541
Shares subject to unvested restricted stock units	1,977,282	1,939,963
Shares issuable pursuant to the ESPP	60,892	57,485
In addition, as of June 30, 2022 and June 30, 2021 approximately 4.3 million shares of our Class A common stock underlying our Convertible Senior Notes were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they are considered anti-dilutive. Upon adoption of ASU 2020-06 on January 1, 2022, we use the if-converted method for calculating any potential dilutive effect of the Notes on diluted net income per share, if applicable. Prior to adoption of ASU 2020-06 we used the treasury stock method.

10. Acquisitions
On April 1, 2022, we acquired all of the issued and outstanding equity interests in Denmark-based ParsePort ApS (“ParsePort”), a leading solution provider for the European Single Electronic Format (“ESEF”) financial reporting mandate, which complements Workiva's cloud platform, for $99.2 million net of cash acquired of $1.6 million.
The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The primary area subject to change includes our review of the valuation of intangible assets. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recognized was primarily attributable to the assembled workforce, operational synergies, and strategic benefits that are expected to be achieved and is not deductible for income tax purposes.

The following table presents a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$100,744
Total consideration	$100,744

Cash	$1,558
Accounts receivable, net	1,403
Intangible assets	23,300
Goodwill	78,925
Other assets	440
Accounts payable	(29)
Accrued liabilities	(1,444)
Deferred revenue	(3,299)
Other liabilities	(110)
Fair value of assets and liabilities	$100,744
We incurred costs related to the acquisition of approximately $0.6 million during the six months ended June 30, 2022. Substantially all acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our condensed consolidated statements of operations.
The amount of revenues and net loss from the acquisition included in our condensed consolidated statements of operations for the three and six months ended June 30, 2022 were insignificant.
11. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$15,281	$(2,059)	$13,222	$7,920	$(701)	$7,219
Acquired customer-related	10.0	14,421	(395)	14,026	360	(14)	346
Acquired trade names	2.8	2,045	(419)	1,626	1,478	(21)	1,457
Patents	10	2,786	(1,498)	1,288	2,740	(1,328)	1,412
Total	7.1	$34,533	$(4,371)	$30,162	$12,498	$(2,064)	$10,434

Amortization expense related to intangible assets was $1.5 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2022	$3,000
2023	5,961
2024	5,199
2025	4,469
2026	3,159
2027	1,955
Thereafter	6,419
Total expected amortization expense	$30,162
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2021	$34,556
Acquisition	78,925
Foreign currency translation adjustments	(4,441)
June 30, 2022	$109,040

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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,375 at June 30, 2022 from 1,868 at June 30, 2021, an increase of 27.1%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $131.5 million and $261.2 million during the three and six months ended June 30, 2022, respectively from $105.6 million and $209.8 million during the three and six months ended June 30, 2021, respectively. We incurred a net loss of $28.9 million and $47.4 million during the three and six months ended June 30, 2022, respectively compared to $9.5 million and $16.8 million during the three and six months ended June 30, 2021, respectively.
Recent Business Developments
On April 1, 2022, we acquired all of the issued and outstanding equity interests in ParsePort ApS, a leading solution provider for the ESEF financial reporting mandate, which complements Workiva's cloud platform. See Note 10 to the condensed consolidated financial statements for more information.
Impact of COVID-19
Although the COVD-19 pandemic persists, we do not believe that it has adversely affected our business. We have been able to maintain business continuity and have experienced no pandemic-related employee furloughs or layoffs. We have remote-work options available for most employees, while permitting in-person collaboration at our various offices for employees. We continue to monitor and update our practices in response to changes in the COVID-19 workplace safety and health standards established by the Occupational Safety and Health Administration (“OSHA”) and guidance provided by the Centers for Disease Control and Prevention (“CDC”).
COVID-19 variants continue to develop and spread, and there is therefore the possibility of future disruption to Workiva’s operations. The impact of any disruption is dependent upon a number of factors including the duration and severity of any COVID-19 resurgence, its impact on the overall economy and specific industry sectors, vaccination rates and the longer-term efficacy of vaccinations. We will continue to evaluate and refine our return-to-work and related policies in accordance with OSHA and CDC guidance.
Effects of Volatility in the IPO/SPAC Markets
In the United States, volatility in the public markets has led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) in the first half of 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. We expect reduced valuation multiples caused by higher interest rates, inflation, and geopolitical instability to continue to negatively impact the number of IPO's and SPACs in the second half of 2022. We expect this volatility to continue to apply pressure to new sales of our SEC and capital markets solutions. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. Sales and marketing expense is generally higher in the third quarter since we hold our annual user conference in September. Our transition to a virtual event in September 2020 and September 2021 has mostly mitigated this trend, although we will sponsor a hybrid virtual and in-person event in 2022. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Financial metrics
Total revenue	$131,549	$105,587	$261,223	$209,809
Percentage increase in total revenue	24.6%	25.9%	24.5%	23.7%
Subscription and support revenue	$113,353	$91,205	$220,473	$176,141
Percentage increase in subscription and support revenue	24.3%	29.0%	25.2%	26.7%
Subscription and support as a percent of total revenue	86.2%	86.4%	84.4%	84.0%

	As of June 30,
	2022	2021
Operating metrics
Number of customers	5,381	3,949
Subscription and support revenue retention rate	97.9%	96.0%
Subscription and support revenue retention rate including add-ons	108.0%	111.6%
Number of customers with annual contract value $100k+	1,186	952
Number of customers with annual contract value $150k+	642	500
Number of customers with annual contract value $300k+	194	159
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. As of June 30, 2022, our total customer count includes 850 ParsePort ESEF customers.
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
Our subscription and support revenue retention rate was 97.9% as of June 30, 2022, up from 96.0% as of June 30, 2021. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter. Our subscription and support revenue retention rate as of June 30, 2022 does not include ParsePort due to lack of comparable data in the prior year.
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
Our subscription and support revenue retention rate including add-ons was 108.0% as of the quarter ended June 30, 2022, down from 111.6% as of June 30, 2021. There has been downward pressure on this key performance indicator as the IPO/SPAC market has slowed in 2022 and customers that purchased higher priced capital markets solutions throughout 2021 have transitioned to more moderately priced ongoing solutions in 2022. Our subscription and support revenue retention rate including add-ons as of June 30, 2022 does not include ParsePort due to lack of comparable data in the prior year.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform. Our ACV metrics as of June 30, 2022 include information related to ParsePort.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2022 and 2021, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 6% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue
Subscription and support	$113,353	$91,205	$220,473	$176,141
Professional services	18,196	14,382	40,750	33,668
Total revenue	131,549	105,587	261,223	209,809
Cost of revenue
Subscription and support(1)	18,915	14,098	37,448	27,300
Professional services(1)	13,322	10,493	25,662	20,967
Total cost of revenue	32,237	24,591	63,110	48,267
Gross profit	99,312	80,996	198,113	161,542
Operating expenses
Research and development(1)	39,177	27,830	75,061	54,464
Sales and marketing(1)	64,219	41,525	120,319	82,560
General and administrative(1)	24,108	17,384	48,102	34,405
Total operating expenses	127,504	86,739	243,482	171,429
Loss from operations	(28,192)	(5,743)	(45,369)	(9,887)
Interest income	605	255	885	615
Interest expense	(1,512)	(3,502)	(3,030)	(6,987)
Other income (expense), net	668	(156)	503	(540)
Loss before provision for income taxes	(28,431)	(9,146)	(47,011)	(16,799)
Provision for income taxes	430	368	343	39
Net loss	$(28,861)	$(9,514)	$(47,354)	$(16,838)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Subscription and support	$912	$597	$1,702	$1,093
Professional services	593	409	1,045	776
Operating expenses
Research and development	3,148	2,417	5,873	4,848
Sales and marketing	5,646	2,837	9,731	6,386
General and administrative	8,148	4,792	15,405	9,572
Total stock-based compensation expense	$18,447	$11,052	$33,756	$22,675

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Subscription and support	86.2%	86.4%	84.4%	84.0%
Professional services	13.8	13.6	15.6	16.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.4	13.4	14.3	13.0
Professional services	10.1	9.9	9.8	10.0
Total cost of revenue	24.5	23.3	24.1	23.0
Gross profit	75.5	76.7	75.9	77.0
Operating expenses
Research and development	29.8	26.4	28.7	26.0
Sales and marketing	48.8	39.3	46.1	39.4
General and administrative	18.3	16.5	18.4	16.4
Total operating expenses	96.9	82.2	93.2	81.8
Loss from operations	(21.4)	(5.5)	(17.3)	(4.8)
Interest income	0.5	0.2	0.3	0.3
Interest expense	(1.1)	(3.3)	(1.2)	(3.3)
Other income (expense), net	0.5	(0.1)	0.2	(0.3)
Loss before provision for income taxes	(21.5)	(8.7)	(18.0)	(8.1)
Benefit for income taxes	0.3	0.3	0.1	—
Net loss	(21.8)%	(9.0)%	(18.1)%	(8.1)%
Comparison of Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Revenue
Subscription and support	$113,353	$91,205	24.3%	$220,473	$176,141	25.2%
Professional services	18,196	14,382	26.5%	40,750	33,668	21.0%
Total revenue	$131,549	$105,587	24.6%	$261,223	$209,809	24.5%
Total revenue increased $26.0 million for the three months ended June 30, 2022 compared to the same quarter a year ago due primarily to a $22.1 million increase in subscription and support revenue. Growth in subscription and support revenue in the second quarter was attributable mainly to strong demand and better pricing for a broad range of use cases. The total number of our customers increased 36.3% from June 30, 2021 to June 30, 2022. Professional services revenue increased $3.8 million for the three months ended June 30, 2022 compared to the same quarter a year ago due primarily to growth in solutions requiring XBRL professional services and some of those services being completed ahead of schedule.
Total revenue increased $51.4 million for the six months ended June 30, 2022 compared to the same period a year ago due primarily to a $44.3 million increase in subscription and support revenue. This growth in subscription and support revenue was attributable mainly to strong demand and better pricing for a broad range of use cases. Additionally, professional services revenue increased $7.1 million due primarily to growth in revenue from XBRL professional services.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$18,915	$14,098	34.2%	$37,448	$27,300	37.2%
Professional services	13,322	10,493	27.0%	25,662	20,967	22.4%
Total cost of revenue	$32,237	$24,591	31.1%	$63,110	$48,267	30.8%
Cost of revenue increased $7.6 million in the three months ended June 30, 2022 compared to the same quarter a year ago due primarily to $5.5 million in higher cash-based compensation and benefits costs due in part to increased headcount, $0.5 million of increased travel costs, $0.5 million of additional stock-based compensation and a $0.7 million increase in the cost of cloud infrastructure services. These increases in headcount and cloud infrastructure services resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Cost of revenue increased $14.8 million during the six months ended June 30, 2022 compared to the same period a year ago due primarily to $11.2 million in higher cash-based compensation and benefits costs due in part to increased headcount, $0.6 million of increased travel costs, $0.9 million of additional stock-based compensation, a $1.3 million increase in the cost of cloud infrastructure services, and a $0.8 million increase in professional service fees. The increases in headcount, cloud infrastructure services, and professional service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Operating expenses
Research and development	$39,177	$27,830	40.8%	$75,061	$54,464	37.8%
Sales and marketing	64,219	41,525	54.7%	120,319	82,560	45.7%
General and administrative	24,108	17,384	38.7%	48,102	34,405	39.8%
Total operating expenses	$127,504	$86,739	47.0%	$243,482	$171,429	42.0%

Research and Development
Research and development expenses increased $11.3 million in the three months ended June 30, 2022 compared to the same quarter a year ago due primarily to $5.8 million in higher cash-based compensation and benefits, a $1.8 million increase in travel expense, $0.7 million of additional stock-based compensation, a $0.9 million increase in cloud infrastructure services, a $1.0 million increase in professional service fees, and a $0.9 million increase related to the amortization of acquisition-related intangible assets. The increase in compensation was due to an increase in employee headcount compared to the same quarter a year ago. The increases in cloud infrastructure services and professional service fees were the result of our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Research and development expenses increased $20.6 million in the six months ended June 30, 2022 compared to the same period a year ago due primarily to higher cash-based compensation and benefits of $11.8 million, a $2.1 million increase in travel expense, a $1.0 million increase in stock-based compensation, a $2.0 million increase in cloud infrastructure services, a $1.6 million increase in professional service fees, and a $1.4 million increase related to the amortization of acquisition-related intangible assets. The increase in compensation was due to an increase in employee headcount compared to the period a year ago. The increases in cloud infrastructure services and professional service fees were the result of our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Sales and Marketing
Sales and marketing expenses increased $22.7 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due primarily to $15.0 million in higher cash-based compensation and benefits, $1.8 million in travel expense, a $2.8 million increase in stock-based compensation, a $1.0 million increase in marketing and advertising costs, a $0.8 million increase in professional service fees, a $0.6 million increase related to the amortization of acquisition-related intangible assets, and a $0.5 million increase in rent expenses. Headcount in sales and marketing increased 40.4% in the quarter ended June 30, 2022 compared to the same quarter a year ago. In the second quarter of 2022, we recognized an additional $0.8 million in stock-based compensation pursuant to severance obligations. The increases in marketing and advertising costs and professional service fees were the result of our continued investment in and support of our platform and solutions. The increase in rent expense was driven by our expansion primarily in the United Kingdom and the Asia-Pacific region. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Sales and marketing expenses increased $37.8 million during the six months ended June 30, 2022 compared to the same period a year ago due primarily to $27.3 million in higher cash-based compensation and benefits, $2.4 million in travel expense, a $3.3 million increase in stock-based compensation, a $1.3 million increase in marketing and advertising costs, a $0.9 million increase in professional service fees, a $0.8 million increase related to the amortization of acquisition-related intangible assets, and a $0.9 million increase in rent expenses. The increase in compensation was due to an increase in employee headcount. During 2022, we recognized an additional $1.0 million in stock-based compensation pursuant to certain severance obligations. The increases in marketing and advertising cost and professional service fees were the result of our continued investment in and support of our platform and solutions. The increase in rent expense was driven by our footprint expansion primarily in the United Kingdom and the Asia-Pacific region. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.

General and Administrative
General and administrative expenses increased $6.7 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due primarily to $0.5 million in higher cash-based compensation and benefits, a $0.6 million increase in travel expense, an additional $3.3 million in stock-based compensation, and a $1.4 million increase in professional service fees. The increase in cash-based compensation was due to increased headcount compared to the same quarter a year ago partially offset by a reduction in our annual bonus accrual. The increase in stock-based compensation was due to increased headcount in addition to the issuance of performance-based stock units to our executives. The increase in professional service fees was related to consulting and recruiting in support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
General and administrative expenses increased $13.7 million during the six months ended June 30, 2022 compared to the same period a year ago. This increase was due primarily to $2.0 million in higher cash-based compensation and benefits, a $1.1 million increase in travel expense, a $5.9 million increase in stock-based compensation, and a $3.0 million increase in professional service fees. The increase in cash-based compensation was due to increased headcount compared to the same quarter a year ago partially offset by a reduction in our annual bonus accrual. The increase in stock-based compensation was due to increased headcount in addition to the issuance of performance-based stock units to our executives. The increase in professional service fees related to consulting and recruiting in support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Non-Operating Income (Expenses)

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Interest income	$605	$255	137.3%	$885	$615	43.9%
Interest expense	(1,512)	(3,502)	(56.8)%	(3,030)	(6,987)	(56.6)%
Other income (expense), net	668	(156)	*	503	(540)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other Expense, Net
During the three months ended June 30, 2022, interest income increased $0.4 million compared to the same period a year ago due primarily to higher interest rates on investments. Interest expense decreased $2.0 million during the three months ended June 30, 2022 compared to the same period a year ago due primarily to our adoption of ASU 2020-06 in 2022 which resulted in the reduction of non-cash interest expense. Other income (expense), net increased $0.8 million compared to the same period a year ago due primarily to gains on foreign currency transactions.
During the six months ended June 30, 2022, interest income increased slightly compared to the same period in the prior year due primarily to higher interest rates on investments. Interest expense decreased $4.0 million during the six months ended June 30, 2022 compared to the same period a year ago due primarily to our adoption of ASU 2020-06 in 2022 which resulted in the reduction of non-cash interest expense. Other income (expense), net increased $1.0 million compared to the same period a year ago due primarily to gains on foreign currency transactions.

Results of Operations for Fiscal 2021 Compared to 2020
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $429.0 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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
Cash Flows

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cash flow provided by operating activities	$8,684	$12,760	$7,747	$24,263
Cash flow used in investing activities	(83,125)	(22,374)	(76,614)	(26,363)
Cash flow (used in) provided by financing activities	(645)	325	(3,614)	1,137
Net decrease in cash and cash equivalents, net of impact of exchange rates	$(76,823)	$(8,979)	$(74,133)	$(637)
Operating Activities
For the three months ended June 30, 2022, cash provided by operating activities was $8.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $28.9 million, adjusted for non-cash charges of $2.7 million for depreciation and amortization of our property and equipment and intangible assets, $18.4 million of stock-based compensation expense and a $15.5 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.3 million decrease in accounts payable, a $4.8 million increase in accounts receivable, a $2.7 million increase in deferred costs, and a $1.6 million increase in prepaid expenses offset by a $13.2 million increase in deferred revenue and a $13.4 million increase in accrued expenses and other liabilities. Deferred costs increased primarily due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth accounted for most of the increase in deferred revenue. The decrease in accounts payable as well as the increases in accounts receivable, prepaid expenses, and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the three months ended June 30, 2021, cash provided by operating activities was $12.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $9.5 million, adjusted for non-cash charges of $1.1 million for depreciation and amortization of our property and equipment and intangible assets, $11.1 million of stock-based compensation expense, $2.3 million for the amortization of our debt discount and issuance costs and a $6.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $16.1 million increase in accrued expenses and other liabilities, and a $11.9 million increase in deferred revenue partially offset by a $12.1 million increase in accounts receivable, a $9.0 million increase in deferred costs and a $1.2 million decrease in accounts payable. Deferred costs increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. The decrease in accounts payable as well as the increases in accounts receivable and accrued expenses and other liabilities, were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the six months ended June 30, 2022, cash provided by operating activities was $7.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $47.4 million, adjusted for non-cash charges of $4.7 million for depreciation and amortization of our property and equipment and intangible assets, $33.8 million of stock-based compensation expense, $0.6 million for the amortization of our debt discount and issuance costs, $1.1 million for the amortization of premiums and discounts on marketable securities, and a $15.1 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a a $1.3 million increase in deferred costs and a $2.7 million increase in prepaid expenses offset by a $2.1 million increase in accounts payable, a $13.8 million increase in deferred revenue, a $0.9 million increase in accrued expenses and other liabilities, and a $1.7 million decrease in accounts receivable. Deferred costs increased due primarily to the amortization of direct and incremental costs of obtaining a customer contract. Customer growth accounted for most of the increase in deferred revenue. The increase in prepaid expenses as well as the increases in accounts payable and accrued expenses and other liabilities and decrease in accounts receivable, were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the six months ended June 30, 2021, cash provided by operating activities was $24.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $16.8 million, adjusted for non-cash charges of $2.2 million for depreciation and amortization of our property and equipment and intangible assets, $22.7 million of stock-based compensation expense, $4.6 million for the amortization of our debt discount and issuance costs and a $10.4 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were an $8.2 million increase in accrued expenses and other liabilities, a $12.1 million increase in deferred revenue, and a $3.2 million decrease in accounts receivable partially offset by a $3.0 million increase in prepaid expenses, and a $10.1 million increase in deferred costs. Deferred commissions increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. The increase in accrued expenses and other liabilities as well as the decrease in accounts receivable, were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to the timing of payments relating to annual subscriptions.
Investing Activities
Cash used in investing activities of $83.1 million for the three months ended June 30, 2022 was due primarily to $99.2 million for the acquisition of ParsePort, $23.8 million in purchases of marketable securities, and $0.7 million in purchases of fixed assets partially offset by $40.5 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash used in investing activities of $22.4 million for the three months ended June 30, 2021 was due primarily to $51.2 million in purchases of marketable securities partially offset by $30.2 million from maturities of marketable securities.
Cash used in investing activities of $76.6 million for the six months ended June 30, 2022 was due primarily to $99.2 million for the acquisition of ParsePort, $57.9 million in purchases of marketable securities, and $1.2 million in purchases of fixed assets partially offset by $66.8 million from maturities of marketable securities as well as $15.0 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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
Financing Activities
Cash used in financing activities of $0.6 million for the three months ended June 30, 2022 was due primarily to $1.3 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $1.1 million in proceeds from option exercises.
Cash provided by financing activities of $0.3 million for the three months ended June 30, 2021 was due primarily to $1.5 million in proceeds from option exercises partially offset by $0.7 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash used in financing activities of $3.6 million for the six months ended June 30, 2022 was due primarily to $9.9 million in taxes paid related to net share settlements of stock-based compensation awards and $0.9 million in principal payments on finance lease obligations partially offset by $2.0 million in proceeds from option exercises and $5.2 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash provided by financing activities of $1.1 million for the six months ended June 30, 2021 was due primarily to $5.6 million in proceeds from option exercises and $4.2 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $7.9 million in taxes paid related to net share settlements of stock-based compensation awards and $0.8 million in principal payments on finance lease obligations.
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
During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022, other than what is set forth immediately below.
Acquisitions
We account for acquisitions under Accounting Standards Codification 805, Business Combinations. In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. We primarily estimate fair value of identified intangible assets using discounted cash flow analyses based on market participant based inputs. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded as goodwill in our condensed consolidated balance sheets. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in our condensed consolidated statement of operations.
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
We have operations or activities in numerous countries and regions outside the United States, including in Europe. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business. Specifically, the current conflict between Russia and Ukraine is creating substantial uncertainty about the future impact on global capital markets. Countries across the globe are instituting sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
Adverse economic conditions or reduced technology spending may adversely impact our business.
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. Global financial developments and global health crises or pandemics may harm us, including disruptions or restrictions on our employees’ ability to work and travel. In general, weakened global economic conditions, including those from the ongoing COVID-19 pandemic, rising interest rates and global inflation, make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately. Weak global economic conditions or a reduction in technology spending could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth. Additionally, our capital markets business can serve as a point of entry for customers to our platform. The growth of our capital markets and SEC businesses are based in part on the strength of the IPO/special-purpose acquisition company (“SPAC”) market, which can fluctuate. A significant decline in the IPO/SPAC market has adversely affected sales of our capital markets solution and potentially other solutions.
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
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended June 30, 2022 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 2022	8,256	$122.35	—	—
May 2022	3,454	96.51	—	—
June 2022	—	—	—	—
Total	11,710	$114.73	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

10.1	Workiva Inc. 2014 Equity Incentive Plan (As Amended and Restated June 1, 2022), incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2022.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 2022.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

S-1