Form 10-Q
period 2022-09-30
WORKIVA INC
filed 2022-11-02
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 28, 2022, there were approximately 48,657,063 shares of the registrant's Class A common stock and 3,890,583 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2022	As of December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$229,497	$300,386
Marketable securities	203,511	230,060
Accounts receivable, net of allowance for doubtful accounts of $664 and $591 at September 30, 2022 and December 31, 2021, respectively	82,278	76,848
Deferred costs	35,043	31,152
Other receivables	3,449	3,538
Prepaid expenses and other	14,098	15,108
Total current assets	567,876	657,092

Property and equipment, net	27,133	28,821
Operating lease right-of-use assets	14,414	17,760
Deferred costs, non-current	30,258	33,091
Goodwill	103,091	34,556
Intangible assets, net	27,828	10,434
Other assets	6,037	5,005
Total assets	$776,637	$786,759

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of September 30, 2022	As of December 31, 2021
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$9,674	$4,114
Accrued expenses and other current liabilities	84,890	84,126
Deferred revenue	280,594	258,023
Convertible senior notes, current	—	298,661
Finance lease obligations	609	1,575
Total current liabilities	375,767	646,499

Convertible senior notes, non-current	339,932	—
Deferred revenue, non-current	37,498	34,181
Other long-term liabilities	1,353	1,605
Operating lease liabilities, non-current	12,866	16,408
Finance lease obligations, non-current	14,711	15,087
Total liabilities	782,127	713,780

Stockholders’ (deficit) equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 48,604,656 and 47,293,775 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	49	47
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,890,583 and 4,150,583 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	522,336	525,646
Accumulated deficit	(511,214)	(452,430)
Accumulated other comprehensive loss	(16,665)	(288)
Total stockholders’ (deficit) equity	(5,490)	72,979
Total liabilities and stockholders’ (deficit) equity	$776,637	$786,759

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Subscription and support	$118,591	$98,912	$339,064	$275,053
Professional services	14,258	13,781	55,008	47,449
Total revenue	132,849	112,693	394,072	322,502
Cost of revenue
Subscription and support	19,235	15,606	56,683	42,906
Professional services	13,184	10,799	38,846	31,766
Total cost of revenue	32,419	26,405	95,529	74,672
Gross profit	100,430	86,288	298,543	247,830
Operating expenses
Research and development	38,583	29,841	113,644	84,305
Sales and marketing	64,560	46,026	184,879	128,586
General and administrative	27,405	18,390	75,507	52,795
Total operating expenses	130,548	94,257	374,030	265,686
Loss from operations	(30,118)	(7,969)	(75,487)	(17,856)
Interest income	1,440	219	2,325	834
Interest expense	(1,510)	(3,508)	(4,540)	(10,495)
Other income, net	964	3,805	1,467	3,265
Loss before provision (benefit) for income taxes	(29,224)	(7,453)	(76,235)	(24,252)
Provision (benefit) for income taxes	467	(885)	810	(846)
Net loss	$(29,691)	$(6,568)	$(77,045)	$(23,406)
Net loss per common share:
Basic and diluted	$(0.56)	$(0.13)	$(1.46)	$(0.46)
Weighted-average common shares outstanding - basic and diluted	53,081,564	51,441,688	52,844,532	50,921,612

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(29,691)	$(6,568)	$(77,045)	$(23,406)
Other comprehensive (loss) income
Foreign currency translation adjustment	(7,256)	22	(13,344)	226
Unrealized loss on available-for-sale securities	(619)	(18)	(3,033)	(248)
Other comprehensive (loss) income	(7,875)	4	(16,377)	(22)
Comprehensive loss	$(37,566)	$(6,564)	$(93,422)	$(23,428)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands) (unaudited)

Nine Months Ended September 30, 2022
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Stock-based compensation expense	—	—	15,309	—	—	15,309
Issuance of common stock upon exercise of stock options	62	1	824	—	—	825
Issuance of common stock under employee stock purchase plan	53	—	5,218	—	—	5,218
Issuance of restricted stock units	545	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(73)	—	(8,570)	—	—	(8,570)
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Net loss	—	—	—	—	(18,493)	(18,493)
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Balances at March 31, 2022	52,031	$52	$479,867	$(2,064)	$(452,662)	$25,193
Stock-based compensation expense	—	—	18,447	—	—	18,447
Issuance of common stock upon exercise of stock options	76	—	1,145	—	—	1,145
Issuance of restricted stock units	144	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(12)	—	(1,344)	—	—	(1,344)
Net loss	—	—	—	—	(28,861)	(28,861)
Other comprehensive loss	—	—	—	(6,726)	—	(6,726)
Balances at June 30, 2022	52,239	$52	$498,115	$(8,790)	$(481,523)	$7,854
Stock-based compensation expense	—	—	20,297	—	—	20,297
Issuance of common stock upon exercise of stock options	43	—	625	—	—	625
Issuance of common stock under employee stock purchase plan	79	1	4,037	—	—	4,038
Issuance of restricted stock units	145	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(11)	—	(738)	—	—	(738)
Net loss	—	—	—	—	(29,691)	(29,691)
Other comprehensive loss	—	—	—	(7,875)	—	(7,875)
Balances at September 30, 2022	52,495	$53	$522,336	$(16,665)	$(511,214)	$(5,490)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands) (unaudited)

Nine Months Ended September 30, 2021
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	11,623	—	—	11,623
Issuance of common stock upon exercise of stock options	312	1	4,137	—	—	4,138
Issuance of common stock under employee stock purchase plan	93	—	4,237	—	—	4,237
Issuance of restricted stock units	803	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(70)	—	(7,146)	—	—	(7,146)
Net loss	—	—	—	—	(7,324)	(7,324)
Other comprehensive loss	—	—	—	(49)	—	(49)
Balances at March 31, 2021	49,927	$50	$491,549	$181	$(422,024)	$69,756
Stock-based compensation expense	—	—	11,052	—	—	11,052
Issuance of common stock upon exercise of stock options	117	—	1,480	—	—	1,480
Issuance of restricted stock units	318	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(8)	—	(731)	—	—	(731)
Net loss	—	—	—	—	(9,514)	(9,514)
Other comprehensive income	—	—	—	23	—	23
Balances at June 30, 2021	50,354	$50	$503,350	$204	$(431,538)	$72,066
Stock-based compensation expense	—	—	12,687	—	—	12,687
Issuance of common stock upon exercise of stock options	200	1	3,173	—	—	3,174
Issuance of common stock under employee stock purchase plan	56	—	4,624	—	—	4,624
Issuance of restricted stock units	305	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(111)	—	(15,809)	—	—	(15,809)
Net loss	—	—	—	—	(6,568)	(6,568)
Other comprehensive income	—	—	—	4	—	4
Balances at September 30, 2021	50,804	$51	$508,025	$208	$(438,106)	$70,178

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash flows from operating activities
Net loss	$(29,691)	$(6,568)	$(77,045)	$(23,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,681	1,429	7,365	3,580
Stock-based compensation expense	20,297	12,687	54,053	35,362
Provision for (recovery of) doubtful accounts	91	(61)	82	(162)
Amortization of premiums and discounts on marketable securities, net	129	811	1,242	2,199
Gain on settlement of equity securities	—	(3,698)	—	(3,698)
Amortization of issuance costs and debt discount	325	2,301	973	6,851
Deferred income tax	57	(930)	(91)	(914)
Changes in assets and liabilities:
Accounts receivable	(7,927)	2,074	(6,190)	5,233
Deferred costs	(1,372)	(2,027)	(2,662)	(12,104)
Operating lease right-of-use asset	1,269	985	3,877	2,906
Other receivables	(527)	(628)	38	(204)
Prepaid expenses and other	3,593	(1,024)	870	(4,049)
Other assets	(1,140)	(514)	(1,105)	(1,197)
Accounts payable	3,931	478	5,995	1,214
Deferred revenue	14,775	9,949	28,573	22,028
Operating lease liability	(1,113)	(1,112)	(3,757)	(3,390)
Accrued expenses and other liabilities	(523)	2,161	384	10,327
Net cash provided by operating activities	4,855	16,313	12,602	40,576

Cash flows from investing activities
Purchase of property and equipment	(1,023)	(771)	(2,226)	(2,431)
Purchase of marketable securities	(41,618)	(48,213)	(99,564)	(143,085)
Sale of marketable securities	—	—	14,981	250
Maturities of marketable securities	40,071	45,579	106,857	116,371
Acquisitions, net of cash acquired	—	(35,067)	(99,186)	(35,067)
Purchase of intangible assets	(62)	(64)	(108)	(187)
Other investments	—	—	—	(750)
Net cash used in investing activities	(2,632)	(38,536)	(79,246)	(64,899)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash flows from financing activities
Proceeds from option exercises	625	3,174	2,595	8,792
Taxes paid related to net share settlements of stock-based compensation awards	(738)	(15,809)	(10,652)	(23,686)
Proceeds from shares issued in connection with employee stock purchase plan	4,038	4,624	9,256	8,861
Principal payments on finance lease obligations	(454)	(430)	(1,342)	(1,271)
Net cash provided by (used in) financing activities	3,471	(8,441)	(143)	(7,304)
Effect of foreign exchange rates on cash	(2,450)	(405)	(4,102)	(79)

Net increase (decrease) in cash and cash equivalents	3,244	(31,069)	(70,889)	(31,706)
Cash and cash equivalents at beginning of period	226,253	322,194	300,386	322,831
Cash and cash equivalents at end of period	$229,497	$291,125	$229,497	$291,125

Supplemental cash flow disclosure
Cash paid for interest	$2,152	$2,177	$4,535	$4,607
Cash paid for income taxes, net of refunds	$225	$36	$852	$(30)

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Seasonality has affected our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. With the exception of September 2020 and September 2021 when we transitioned to a virtual event, sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September, which was held as a hybrid in-person/virtual event in 2022. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 22, 2022.
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
New Accounting Pronouncements Not Yet Adopted
None.

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued vacation	$13,453	$11,221
Accrued commissions	7,306	11,122
Accrued bonuses	16,981	8,292
Accrued payroll	3,648	4,494
Estimated health insurance claims	1,967	1,814
Accrued interest	485	1,455
ESPP employee contributions	3,176	5,349
Customer deposits	25,503	26,517
Operating lease liabilities	5,638	6,008
Accrued other liabilities	6,733	7,854
	$84,890	$84,126

3. Cash Equivalents and Marketable Securities
At September 30, 2022, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$158,865	$—	$—	$158,865
Commercial paper	5,499	—	—	5,499
U.S. treasury debt securities	85,956	3	(1,190)	84,769
Corporate debt securities	118,133	—	(2,359)	115,774
Foreign government debt securities	992	—	(23)	969
	$369,445	$3	$(3,572)	$365,876
Included in cash and cash equivalents	$162,365	$—	$—	$162,365
Included in marketable securities	$207,080	$3	$(3,572)	$203,511
At December 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$259,754	$—	$—	$259,754
Commercial paper	10,479	—	—	10,479
U.S. treasury debt securities	54,809	2	(206)	54,605
Corporate debt securities	161,792	3	(334)	161,461
Foreign government debt securities	5,014	1	—	5,015
	$491,848	$6	$(540)	$491,314
Included in cash and cash equivalents	$261,254	$—	$—	$261,254
Included in marketable securities	$230,594	$6	$(540)	$230,060

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of September 30, 2022
Due within one year	$144,644
Due in one to two years	57,883
Due in three to five years	984
$203,511
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of September 30, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2022
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$44,933	$(370)	$33,082	$(820)
Corporate debt securities	94,854	(1,870)	20,920	(489)
Foreign government debt securities	969	(23)	—	—
Total	$140,756	$(2,263)	$54,002	$(1,309)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2022, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2022, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2022			Fair Value Measurements as of December 31, 2021
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$158,865	$158,865	$—	$259,754	$259,754	$—
Commercial paper	5,499	—	5,499	10,479	—	10,479
U.S. treasury debt securities	84,769	—	84,769	54,605	—	54,605
Corporate debt securities	115,774	—	115,774	161,461	—	161,461
Foreign government debt securities	969	—	969	5,015	—	5,015
	$365,876	$158,865	$207,011	$491,314	$259,754	$231,560

Included in cash and cash equivalents	$162,365			$261,254
Included in marketable securities	$203,511			$230,060
We completed an acquisition on April 1, 2022. The values of certain assets acquired were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of definite-lived intangible assets acquired in the acquisition were estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.
Convertible Senior Notes
As of September 30, 2022, the fair value of our convertible senior notes was $405.0 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

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

During the third quarter of 2022 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of September 30, 2022.
As discussed in Note 1, we adopted ASU 2020‑06 on January 1, 2022 and the Notes are now accounted for as a single liability measured at amortized cost. Upon adoption, interest expense representing the amortization of the issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% over the term of the notes. Prior to the adoption of ASU 2020-06, interest expense representing the amortization of the debt discount and issuance costs as well as contractual interest expense was amortized to interest expense at an effective interest rate of 4.3%. As of September 30, 2022 the if-converted value of the Notes was less than the principal amount by $10.2 million.
As of September 30, 2022, the remaining life of the Notes is approximately 3.8 years.
The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	September 30, 2022	December 31, 2021
Liability component:
Principal	$345,000	$345,000
Unamortized discount	—	(41,193)
Unamortized issuance costs	(5,068)	(5,146)
Net carrying amount	$339,932	$298,661

Equity component, net of purchase discounts and issuance costs	$—	$58,560

Interest expense related to the Notes is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$970	$970	$2,910	$2,911
Amortization of debt discount	—	2,045	—	6,091
Amortization of issuance costs	325	256	973	760
Total interest expense	$1,295	$3,271	$3,883	$9,762

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
As of September 30, 2022, awards outstanding under the 2009 Plan consisted of stock options, and awards outstanding under the 2014 Plan consisted of stock options, restricted stock units and performance restricted stock units.
On June 1, 2022, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,000,000. As of September 30, 2022, 3,339,296 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenue
Subscription and support	$855	$731	$2,557	$1,824
Professional services	533	407	1,578	1,183
Operating expenses
Research and development	3,399	2,347	9,272	7,195
Sales and marketing	4,657	4,095	14,388	10,481
General and administrative	10,853	5,107	26,258	14,679
Total	$20,297	$12,687	$54,053	$35,362
Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2021	1,755,180	$14.42	4.0
Granted	—	—
Forfeited	(3,095)	13.26
Expired	(2,970)	3.92
Exercised	(182,257)	14.23
Outstanding at September 30, 2022	1,566,858	$14.47	3.4

Exercisable at September 30, 2022	1,566,858	$14.47	3.4
Restricted Stock Units
The following table summarizes the restricted stock unit activity under the Plans for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2021	1,891,699	$73.04
Granted	976,262	104.79
Forfeited	(88,544)	89.64
Vested(1)	(829,854)	61.53
Unvested at September 30, 2022	1,949,563	$92.62
(1) During the nine months ended September 30, 2022, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 18,491 shares had elected to defer settlement of the vested restricted stock units and 22,006 shares were released from deferral.
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
Employee Stock Purchase Plan
During the nine months ended September 30, 2022, 131,467 shares of common stock were purchased under the ESPP at a weighted-average price of $70.41 per share, resulting in cash proceeds of $9.3 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At September 30, 2022, there was approximately $1.3 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.
8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Industrials	$18,810	$15,166	$56,398	$43,547
Diversified financials	17,472	14,808	51,864	41,970
Information technology	15,283	12,200	45,418	33,909
Banks	13,871	11,594	39,943	34,706
Consumer discretionary	13,301	10,993	38,147	30,348
Healthcare	11,701	9,999	35,158	28,580
Insurance	8,161	6,523	23,683	19,359
Real estate	5,647	5,229	17,651	15,479
Energy	5,577	5,275	17,169	15,720
Utilities	5,383	5,470	16,800	15,276
Materials	5,121	4,817	15,954	14,060
Other	12,522	10,619	35,887	29,548
Total revenues	$132,849	$112,693	$394,072	$322,502
Revenues by industry are derived from leading software providers. In the fourth quarter of 2021 we refined our policy surrounding customer industry categorization and accordingly the prior year amounts have been updated to reflect these refinements.

The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Subscription and support	$118,591	$98,912	$339,064	$275,053
XBRL professional services	10,634	9,003	41,844	33,558
Other services	3,624	4,778	13,164	13,891
Total revenues	$132,849	$112,693	$394,072	$322,502
Deferred Revenue
We recognized $112.2 million and $91.3 million of revenue during the three months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $262.3 million and $198.7 million of revenue during the nine months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2022, we expect revenue of approximately $668.3 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $376.2 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(27,515)	$(2,176)	$(5,731)	$(837)

Denominator
Weighted-average common shares outstanding - basic and diluted	49,190,981	3,890,583	44,886,268	6,555,420
Basic and diluted net loss per share	$(0.56)	$(0.56)	$(0.13)	$(0.13)

	Nine months ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(71,310)	$(5,735)	$(19,993)	$(3,413)

Denominator
Weighted-average common shares outstanding - basic and diluted	48,911,092	3,933,440	43,496,619	7,424,993
Basic and diluted net loss per share	$(1.46)	$(1.46)	$(0.46)	$(0.46)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2022	September 30, 2021
Shares subject to outstanding common stock options	1,566,858	2,267,032
Shares subject to unvested restricted stock units	1,949,563	2,036,160
Shares issuable pursuant to the ESPP	115,715	55,561
In addition, as of September 30, 2022 and 2021 approximately 4.3 million shares of our Class A common stock underlying our Convertible Senior Notes were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they are considered anti-dilutive. Upon adoption of ASU 2020-06 on January 1, 2022, we use the if-converted method for calculating any potential dilutive effect of the Notes on diluted net income per share, if applicable. Prior to adoption of ASU 2020-06 we used the treasury stock method.

10. Acquisitions
On April 1, 2022, we acquired all of the issued and outstanding equity interests in Denmark-based ParsePort ApS (“ParsePort”), a leading solution provider for the European Single Electronic Format (“ESEF”) financial reporting mandate, which complements Workiva's cloud platform, for $99.2 million net of cash acquired of $1.6 million.
The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values of assets acquired and liabilities assumed may change as the valuation of intangible assets and overall purchase price allocation is being finalized. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recognized was primarily attributable to the assembled workforce, operational synergies, and strategic benefits that are expected to be achieved and is not deductible for income tax purposes.
The following table presents a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$100,744
Total consideration	$100,744

Cash	$1,558
Accounts receivable, net	1,403
Intangible assets	24,000
Goodwill	78,225
Other assets	440
Accounts payable	(29)
Accrued liabilities	(1,444)
Deferred revenue	(3,299)
Other liabilities	(110)
Fair value of assets and liabilities	$100,744
We incurred costs related to the acquisition of approximately $0.6 million during the nine months ended September 30, 2022. Substantially all acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our condensed consolidated statements of operations.
The amount of revenues and net loss from the acquisition included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 were insignificant.

11. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$15,017	$(2,896)	$12,121	$7,920	$(701)	$7,219
Acquired customer-related	10.0	13,677	(725)	12,952	360	(14)	346
Acquired trade names	2.9	2,092	(637)	1,455	1,478	(21)	1,457
Patents	10.0	2,865	(1,565)	1,300	2,740	(1,328)	1,412
Total	7.1	$33,651	$(5,823)	$27,828	$12,498	$(2,064)	$10,434
Amortization expense related to intangible assets was $1.5 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $3.8 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2022	$1,473
2023	5,851
2024	5,087
2025	4,357
2026	3,047
2027	1,876
Thereafter	6,137
Total expected amortization expense	$27,828
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2021	$34,556
Acquisition	78,225
Foreign currency translation adjustments	(9,690)
September 30, 2022	$103,091

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
Our platform lets our customers connect data from enterprise resource planning (“ERP”), governance, risk and compliance (“GRC”), human capital management (“HCM”) and customer relationship management (“CRM”) systems, as well as other third-party cloud and on-premise applications.
While our customers use our platform for dozens of different use cases, our sales and marketing resources are organized into four solution groups: Financial Reporting, Operational Reporting, GRC and Industry Verticals.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,446 at September 30, 2022 from 2,014 at September 30, 2021, an increase of 21.4%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $132.8 million and $394.1 million during the three and nine months ended September 30, 2022, respectively from $112.7 million and $322.5 million during the three and nine months ended September 30, 2021, respectively. We incurred a net loss of $29.7 million and $77.0 million during the three and nine months ended September 30, 2022, respectively compared to $6.6 million and $23.4 million during the three and nine months ended September 30, 2021, respectively.
While we continue to see growth in our total revenues, macroeconomic factors have impacted our business and our customers’ businesses in ways that are difficult to isolate and quantify. During the course of 2022, we have seen more measured buying behavior from our customers resulting in elongated sales cycles. Slower growth in new business in any given period could negatively affect our revenues or operating margins in future periods, particularly if experienced on a sustained basis.
In addition, the expanding international scope of our business and the heightened volatility of global markets, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations have negatively impacted year over year revenue growth. Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro and British Pound Sterling. If these conditions continue throughout fiscal 2023, they could have a material adverse impact on our near-term results and our ability to accurately predict our future results and earnings.
We continue to invest for future growth and are focused on several key drivers, including focusing on multi-solution adoption by new and existing customers, further developing our partner program, accelerating international expansion and our fit-for-purpose solutions. These growth drivers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses.
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

Effects of Volatility in the IPO/SPAC Markets
In the United States, volatility in the public markets has led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) in 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. We expect reduced valuation multiples caused by higher interest rates, inflation, and geopolitical instability to continue to negatively impact the number of IPOs and SPACs in the fourth quarter of 2022. We expect this volatility to continue to apply pressure to new sales of our SEC and capital markets solutions. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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
Pursue New Customers. We sell to organizations that manage large, complex processes with distributed teams of contributors and disparate sets of business data. We market our platform to professionals and executives in the areas of financial and non-financial reporting, including regulatory, multi-entity and performance reporting. In addition, we market to teams responsible for environmental, social and governance reporting, and governance, risk and compliance programs.We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. With the exception of September 2020 and September 2021 when we transitioned to a virtual event, sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September, which was held as a hybrid in-person/virtual event in 2022. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Financial metrics
Total revenue	$132,849	$112,693	$394,072	$322,502
Percentage increase in total revenue	17.9%	27.9%	22.2%	25.1%
Subscription and support revenue	$118,591	$98,912	$339,064	$275,053
Percentage increase in subscription and support revenue	19.9%	30.4%	23.3%	28.0%
Subscription and support as a percent of total revenue	89.3%	87.8%	86.0%	85.3%

	As of September 30,
	2022	2021
Operating metrics
Number of customers	5,541	4,146
Subscription and support revenue retention rate	98.1%	96.5%
Subscription and support revenue retention rate including add-ons	107.0%	111.1%
Number of customers with annual contract value $100k+	1,257	1,043
Number of customers with annual contract value $150k+	676	541
Number of customers with annual contract value $300k+	214	177
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. As of September 30, 2022, our total customer count includes 895 ParsePort ESEF customers.

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
Our subscription and support revenue retention rate was 98.1% as of September 30, 2022, up from 96.5% as of September 30, 2021. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter. Our subscription and support revenue retention rate as of September 30, 2022 does not include ParsePort due to lack of comparable data in the prior year.
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
Our subscription and support revenue retention rate including add-ons was 107.0% as of the quarter ended September 30, 2022, down from 111.1% as of September 30, 2021. There has been downward pressure on this key performance indicator as the IPO/SPAC market has slowed in 2022 and customers that purchased higher priced capital markets solutions throughout 2021 have transitioned to more moderately priced ongoing solutions in 2022. Our subscription and support revenue retention rate including add-ons as of September 30, 2022 does not include ParsePort due to lack of comparable data in the prior year.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform. Our ACV metrics as of September 30, 2022 include information related to ParsePort.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2022 and 2021, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 6% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue
Subscription and support	$118,591	$98,912	$339,064	$275,053
Professional services	14,258	13,781	55,008	47,449
Total revenue	132,849	112,693	394,072	322,502
Cost of revenue
Subscription and support(1)	19,235	15,606	56,683	42,906
Professional services(1)	13,184	10,799	38,846	31,766
Total cost of revenue	32,419	26,405	95,529	74,672
Gross profit	100,430	86,288	298,543	247,830
Operating expenses
Research and development(1)	38,583	29,841	113,644	84,305
Sales and marketing(1)	64,560	46,026	184,879	128,586
General and administrative(1)	27,405	18,390	75,507	52,795
Total operating expenses	130,548	94,257	374,030	265,686
Loss from operations	(30,118)	(7,969)	(75,487)	(17,856)
Interest income	1,440	219	2,325	834
Interest expense	(1,510)	(3,508)	(4,540)	(10,495)
Other income, net	964	3,805	1,467	3,265
Loss before provision for income taxes	(29,224)	(7,453)	(76,235)	(24,252)
Provision (benefit) for income taxes	467	(885)	810	(846)
Net loss	$(29,691)	$(6,568)	$(77,045)	$(23,406)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue
Subscription and support	$855	$731	$2,557	$1,824
Professional services	533	407	1,578	1,183
Operating expenses
Research and development	3,399	2,347	9,272	7,195
Sales and marketing	4,657	4,095	14,388	10,481
General and administrative	10,853	5,107	26,258	14,679
Total stock-based compensation expense	$20,297	$12,687	$54,053	$35,362

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Subscription and support	89.3%	87.8%	86.0%	85.3%
Professional services	10.7	12.2	14.0	14.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.5	13.8	14.4	13.3
Professional services	9.9	9.6	9.9	9.8
Total cost of revenue	24.4	23.4	24.3	23.1
Gross profit	75.6	76.6	75.7	76.9
Operating expenses
Research and development	29.0	26.5	28.8	26.1
Sales and marketing	48.6	40.8	46.9	39.9
General and administrative	20.6	16.3	19.2	16.4
Total operating expenses	98.2	83.6	94.9	82.4
Loss from operations	(22.6)	(7.0)	(19.2)	(5.5)
Interest income	1.1	0.2	0.6	0.3
Interest expense	(1.1)	(3.1)	(1.2)	(3.3)
Other income, net	0.7	3.4	0.4	1.0
Loss before provision for income taxes	(21.9)	(6.5)	(19.4)	(7.5)
Provision (benefit) for income taxes	0.4	(0.8)	0.2	(0.3)
Net loss	(22.3)%	(5.7)%	(19.6)%	(7.2)%
Comparison of Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Revenue
Subscription and support	$118,591	$98,912	19.9%	$339,064	$275,053	23.3%
Professional services	14,258	13,781	3.5%	55,008	47,449	15.9%
Total revenue	$132,849	$112,693	17.9%	$394,072	$322,502	22.2%
Total revenue increased $20.2 million for the three months ended September 30, 2022 compared to the same quarter a year ago due primarily to a $19.7 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Professional services revenue increased $0.5 million for the three months ended September 30, 2022 compared to the same quarter a year ago due primarily to growth in revenue from XBRL professional services.
Total revenue increased $71.6 million for the nine months ended September 30, 2022 compared to the same period a year ago due primarily to a $64.0 million increase in subscription and support revenue. This growth in subscription and support revenue was attributable mainly to strong demand and better pricing for a broad range of use cases. Additionally, professional services revenue increased $7.6 million due primarily to growth in revenue from XBRL professional services.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$19,235	$15,606	23.3%	$56,683	$42,906	32.1%
Professional services	13,184	10,799	22.1%	38,846	31,766	22.3%
Total cost of revenue	$32,419	$26,405	22.8%	$95,529	$74,672	27.9%
Cost of revenue increased $6.0 million in the three months ended September 30, 2022 compared to the same quarter a year ago due primarily to $3.4 million in higher cash-based compensation and benefits costs due in part to increased headcount, a $0.6 million increase in travel expense, a $0.6 million increase in information technology and facility costs in support of our employees, and a $1.1 million increase in the cost of cloud infrastructure services. The increases in headcount, cloud infrastructure services, and professional service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Cost of revenue increased $20.9 million during the nine months ended September 30, 2022 compared to the same period a year ago due primarily to $14.6 million in higher cash-based compensation and benefits costs due in part to increased headcount, a $1.1 million increase in travel expense, $1.1 million of additional stock-based compensation, a $2.3 million increase in the cost of cloud infrastructure services, a $0.5 million increase in outsourced service fees, and a $1.2 million increase in information technology and facility costs in support of our employees. The increases in headcount, cloud infrastructure services, and outsourced service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Operating expenses
Research and development	$38,583	$29,841	29.3%	$113,644	$84,305	34.8%
Sales and marketing	64,560	46,026	40.3%	184,879	128,586	43.8%
General and administrative	27,405	18,390	49.0%	75,507	52,795	43.0%
Total operating expenses	$130,548	$94,257	38.5%	$374,030	$265,686	40.8%

Research and Development
Research and development expenses increased $8.7 million in the three months ended September 30, 2022 compared to the same quarter a year ago due primarily to $5.6 million in higher cash-based compensation and benefits, $1.1 million of additional stock-based compensation, a $0.5 million increase in the cost of cloud infrastructure services, a $0.6 million increase related to the amortization of acquisition-related intangible assets, and a $0.4 million increase in information technology and facility costs in support of our research and development organization. The increase in compensation was due to an increase in employee headcount compared to the same quarter a year ago. The increase in cloud infrastructure services was the result of our continued investment in and support of our platform and solutions.
Research and development expenses increased $29.3 million in the nine months ended September 30, 2022 compared to the same period a year ago due primarily to higher cash-based compensation and benefits of $17.5 million, a $2.5 million increase in travel expense, $2.1 million of additional stock-based compensation, a $2.5 million increase in the cost of cloud infrastructure services, a $1.4 million increase related to consulting fees, a $1.4 million increase in information technology and facility costs in support of our research and development organization, and a $2.0 million increase related to the amortization of acquisition-related intangible assets. The increase in compensation was due primarily to an increase in employee headcount compared to the period a year ago. The increase in cloud infrastructure services was the result of our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Sales and Marketing
Sales and marketing expenses increased $18.5 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due primarily to $9.9 million in higher cash-based compensation and benefits, a $2.1 million increase in travel expense, $0.6 million of additional stock-based compensation, a $3.7 million increase in the cost of marketing programs, a $0.6 million increase related to the amortization of acquisition-related intangible assets, and $1.4 million in information technology and facility costs in support of sales and marketing. In the third quarter of 2022, we recognized an additional $0.5 million in stock-based compensation pursuant to certain severance obligations. The increase in compensation was due to an increase in employee headcount. The increase in the cost of marketing programs is due primarily to costs related to our annual user conference. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Sales and marketing expenses increased $56.3 million during the nine months ended September 30, 2022 compared to the same period a year ago due primarily to $37.2 million in higher cash-based compensation and benefits, a $4.5 million increase in travel expense, $3.9 million of additional stock-based compensation, a $5.0 million increase in the cost of marketing programs, a $1.4 million increase related to the amortization of acquisition-related intangible assets, a $3.1 million increase in information technology and facility costs in support of sales and marketing, and a $0.6 million increase related to consulting fees. The increase in compensation was due to an increase in employee headcount. During 2022, we recognized an additional $1.3 million in stock-based compensation pursuant to certain severance obligations. The increase in the cost of marketing programs is due to increased in-person events as well as costs related to our annual user conference. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.

General and Administrative
General and administrative expenses increased $9.0 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due primarily to $1.0 million in higher cash-based compensation and benefits, a $0.5 million increase in travel expense, $5.6 million of additional stock-based compensation, and a $1.2 million increase related to consulting, recruiting and professional service fees. The increase in cash-based compensation was due to increased headcount compared to the same quarter a year ago partially offset by a reduction in our annual bonus accrual. During the third quarter of 2022, we recognized an additional $3.5 million in stock-based compensation pursuant to certain severance agreements. The remaining increase in stock-based compensation was due to increased headcount in addition to the issuance of performance-based stock units to our executives. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
General and administrative expenses increased $22.7 million during the nine months ended September 30, 2022 compared to the same period a year ago. This increase was due primarily to $3.0 million in higher cash-based compensation and benefits, a $1.6 million increase in travel expense, $11.5 million of additional stock-based compensation, a $0.7 million increase in software expense, a $0.5 million increase in rent expense, and a $4.2 million increase related to consulting, recruiting and professional service fees. The increase in cash-based compensation was due to increased headcount compared to the same quarter a year ago partially offset by a reduction in our annual bonus accrual. During 2022, we recognized an additional $3.8 million in stock-based compensation pursuant to certain severance agreements. The remaining increase in stock-based compensation was due to increased headcount in addition to the issuance of performance-based stock units to our executives. The increases in software and rent expenses were the result of our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Interest income	$1,440	$219	557.5%	$2,325	$834	178.8%
Interest expense	(1,510)	(3,508)	(57.0)%	(4,540)	(10,495)	(56.7)%
Other income, net	964	3,805	*	1,467	3,265	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other Expense, Net
During the three months ended September 30, 2022, interest income increased $1.2 million compared to the same period a year ago due primarily to higher interest rates on investments. Interest expense decreased $2.0 million during the three months ended September 30, 2022 compared to the same period a year ago due primarily to our adoption of ASU 2020-06 in 2022 which resulted in the reduction of non-cash interest expense. Other income, net decreased $2.8 million compared to the same period a year ago due primarily to losses on foreign currency transactions.

During the nine months ended September 30, 2022, interest income increased $1.5 million compared to the same period in the prior year due primarily to higher interest rates on investments. Interest expense decreased $6.0 million during the nine months ended September 30, 2022 compared to the same period a year ago due primarily to our adoption of ASU 2020-06 in 2022 which resulted in the reduction of non-cash interest expense. Other income, net decreased $1.8 million compared to the same period a year ago due primarily to losses on foreign currency transactions.
Results of Operations for Fiscal 2021 Compared to 2020
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $433.0 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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

Cash Flows

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cash flow provided by operating activities	$4,855	$16,313	$12,602	$40,576
Cash flow used in investing activities	(2,632)	(38,536)	(79,246)	(64,899)
Cash flow provided by (used in) financing activities	3,471	(8,441)	(143)	(7,304)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$3,244	$(31,069)	$(70,889)	$(31,706)
Operating Activities
For the three months ended September 30, 2022, cash provided by operating activities was $4.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $29.7 million, adjusted for non-cash charges of $2.7 million for depreciation and amortization of our property and equipment and intangible assets, $20.3 million of stock-based compensation expense and a $11.0 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $7.9 million increase in accounts receivable, a $1.4 million increase in deferred costs, and a $1.1 million increase in other assets offset by a $3.6 million decrease in prepaid expenses, a $3.9 million increase in accounts payable and a $14.8 million increase in deferred revenue. Deferred costs increased primarily due to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth accounted for most of the increase in deferred revenue. The increases in accounts receivable, other assets, and accounts payable as well as the decrease in prepaid expenses were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the three months ended September 30, 2021, cash provided by operating activities was $16.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $6.6 million, adjusted for non-cash charges of $1.4 million for depreciation and amortization of our property and equipment and intangible assets, $12.7 million of stock-based compensation expense, $2.3 million for the amortization of our debt discount and issuance costs and a $10.3 million net change in operating assets and liabilities partially offset by a gain on the settlement of equity securities of $3.7 million. The primary drivers of the changes in operating assets and liabilities were a $2.2 million increase in accrued expenses and other liabilities, a $9.9 million increase in deferred revenue, a $0.5 million increase in accounts payable and a $2.1 million decrease in accounts receivable partially offset by a $2.0 million increase in deferred costs, a $0.6 million increase in other receivables and a $1.0 million increase in prepaid expenses. Deferred costs increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. The increases in accounts payable, prepaid expenses and accrued expenses and other liabilities as well as the decrease in accounts receivable were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the nine months ended September 30, 2022, cash provided by operating activities was $12.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $77.0 million, adjusted for non-cash charges of $7.4 million for depreciation and amortization of our property and equipment and intangible assets, $54.1 million of stock-based compensation expense, $1.0 million for the amortization of our debt discount and issuance costs, $1.2 million for the amortization of premiums and discounts on marketable securities, and a $26.0 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $6.2 million increase in accounts receivable, a $2.7 million increase in deferred costs, and a $1.1 million increase in other assets offset by a $0.9 million decrease in prepaid expenses, a $6.0 million increase in accounts payable, and a $28.6 million increase in deferred revenue. Deferred costs increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth accounted for most of the increase in deferred revenue. The increases in accounts receivable, other assets, and accounts payable as well as the decrease in prepaid expenses were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the nine months ended September 30, 2021, cash provided by operating activities was $40.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $23.4 million, adjusted for non-cash charges of $3.6 million for depreciation and amortization of our property and equipment and intangible assets, $35.4 million of stock-based compensation expense, $6.9 million for the amortization of our debt discount and issuance costs and a $20.8 million net change in operating assets and liabilities partially offset by a gain on the settlement of equity securities of $3.7 million. The primary drivers of the changes in operating assets and liabilities were a $10.3 million increase in accrued expenses and other liabilities, a $22.0 million increase in deferred revenue, a $1.2 million increase in accounts payable and a $5.2 million decrease in accounts receivable partially offset by a $4.0 million increase in prepaid expenses, a $1.2 million increase in other assets and a $12.1 million increase in deferred costs. Deferred costs increased due primarily to payments made to our sales force related to the direct and incremental costs of obtaining a customer contract. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. The increase in accounts payable and accrued expenses and other liabilities as well as the decrease in accounts receivable were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was due primarily to the timing of payments relating to annual subscriptions. The increase in other assets was primarily due to increases in deposits and tax credits receivable.
Investing Activities
Cash used in investing activities of $2.6 million for the three months ended September 30, 2022 was due primarily to $41.6 million in purchases of marketable securities and $1.0 million in purchases of fixed assets partially offset by $40.1 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and workforce.
Cash used in investing activities of $38.5 million for the three months ended September 30, 2021 was due primarily to $35.1 million for the acquisition of OneCloud and $48.2 million in purchases of marketable securities partially offset by $45.6 million from maturities of marketable securities.
Cash used in investing activities of $79.2 million for the nine months ended September 30, 2022 was due primarily to $99.2 million for the acquisition of ParsePort, $99.6 million in purchases of marketable securities, and $2.2 million in purchases of fixed assets partially offset by $106.9 million from maturities of marketable securities as well as $15.0 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and workforce.

Cash used in investing activities of $64.9 million for the nine months ended September 30, 2021 was due primarily to $35.1 million for the acquisition of OneCloud, $143.1 million in purchases of marketable securities, $2.4 million in purchases of fixed assets partially offset by $116.4 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and workforce.
Financing Activities
Cash provided by financing activities of $3.5 million for the three months ended September 30, 2022 was due primarily to $0.6 million in proceeds from option exercises and $4.0 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $0.7 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash used in financing activities of $8.4 million for the three months ended September 30, 2021 was due primarily to $3.2 million in proceeds from option exercises and $4.6 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $15.8 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash used in financing activities of $0.1 million for the nine months ended September 30, 2022 was due primarily to $10.7 million in taxes paid related to net share settlements of stock-based compensation awards and $1.3 million in principal payments on finance lease obligations partially offset by $2.6 million in proceeds from option exercises and $9.3 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash used in financing activities of $7.3 million for the nine months ended September 30, 2021 was due primarily to $8.8 million in proceeds from option exercises and $8.9 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $23.7 million in taxes paid related to net share settlements of stock-based compensation awards and $1.3 million in principal payments on finance lease obligations.
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
During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022, other than what is set forth immediately below.

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
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended September 30, 2022 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 2022	—	$—	—	—
August 2022	574	67.00	—	—
September 2022	10,775	64.92	—	—
Total	11,349	$65.03	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
Item 5.    Other Information
On October 28, 2022, the Board of Directors of the Company amended and restated the Company's bylaws (the "Amended and Restated Bylaws"), which became effective immediately.
The Amended and Restated Bylaws update various provisions of the Company’s bylaws to make technical changes in light of the changes to Rule 14a-19 under the Exchange Act (the “Universal Proxy Rules”) adopted by the U.S. Securities and Exchange Commission and Section 219 of the Delaware General Corporation Law, including:

•Providing the Company with a remedy if a stockholder fails to satisfy the Universal Proxy Rule requirements; and

•Making various other updates, including ministerial and conforming changes.
Clean and marked versions of the Amended and Restated Bylaws are attached hereto as Exhibit 3.1 and Exhibit 3.2 and are hereby incorporated by reference into this Item 5.03. The foregoing summary description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws.
This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 5.03 of Form 8-K.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

3.1	Bylaws of Workiva Inc., as amended October 28, 2022.

3.2	Bylaws of Workiva Inc., as amended October 28, 2022 (marked).

10.1
Separation Agreement and Release, dated September 1, 2022, between the Company and Mithun Banarjee, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2022.

10.2	Form of Restricted Stock Unit Agreement (Non-Employee Directors) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.3	Form of Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.4	Form of Performance Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of November, 2022.

WORKIVA INC.

By:	/s/ Martin J. Vanderploeg, Ph.D.
Name:	Martin J. Vanderploeg, Ph.D.
Title:	Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

S-1