Form 10-K
period 2022-12-31
WORKIVA INC
filed 2023-02-21
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $65.99 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $3.1 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2023, there were approximately 49,207,363 shares of the Registrant’s Class A common stock and 3,890,583 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2022

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

Part I.
Item 1. Business
Overview
Workiva’s mission is to power transparent reporting for a better world. We believe that consumers, employees, shareholders, and other stakeholders today expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Additionally, we offer the only holistic, unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, Environmental, Social, and Governance (“ESG”), and Governance, Risk, and Compliance (“GRC”) together in a controlled, secure, audit-ready platform.
The Workiva platform empowers customers by connecting and transforming data from hundreds of enterprise resource planning (“ERP”), human capital management (“HCM”), and customer relationship management (“CRM”) systems, as well as other third-party cloud and on-premise applications. Customers use our platform to create, review and publish data-linked documents and reports with greater control, consistency, accuracy, and productivity. Our platform is flexible and scalable, so customers can easily adapt it to define, automate, and change their business processes in real time.
Workiva provides more than 4,700 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, we organize our sales and marketing resources into four purpose-built solution groups focusing primarily on the office of the Chief Financial Officer (“CFO”): financial reporting, ESG, GRC, and industry verticals. Workiva also serves approximately 900 customers with non-platform, XBRL-tagging services, primarily through ParsePort, an XBRL conversion software company Workiva acquired in 2022
We have experienced strong revenue growth since we released our first solution in March 2010. Our revenue increased from $351.6 million in 2020 to $537.9 million in 2022, representing a 24% compound annual growth rate. We incurred net losses of $48.4 million in 2020, $37.7 million in 2021 and $90.9 million in 2022. Approximately 86% of our revenue in 2022 was derived from subscription and support fees, with the remainder from professional services.

2022 Company Highlights and Milestones
•In February 2022, Julie Iskow was promoted to President and Chief Operating Officer.
•In the first quarter of 2022, we reorganized our business in Europe, the Middle East and Africa (“EMEA”) to globally align our operations, sales, and marketing functions.
•In April 2022, we completed the acquisition of Denmark-based ParsePort, which helped strengthen our position as a leader in transparent reporting by expanding our platform, increasing our capabilities and growing our customer base.
•In April 2022, we were named among the 100 Best Companies to Work For by Great Place to Work and Fortune magazine. Workiva ranked 20th on the list.
•In June 2022, we opened up a sales office in Tokyo, Japan.
•In the first half of 2022, Workiva launched ESG Explorer, the tool that gives Workiva customers the ability to browse multiple frameworks and standards to identify the disclosures that matter—or are material—for ESG reporting in one location. Workiva also launched ESG Hub on workiva.com, which gives customers a one-stop shop for ESG news, ideas, and resources.
•In September 2022, we hosted the first hybrid Workiva Amplify conference. Over 7,000 customers and prospects joined us either virtually or in-person. In October 2022, Workiva hosted its first-ever Amplify conference in EMEA. The hybrid event attracted over 800 customers and prospects.
•In December 2022, we received a AAA rating in the 2022 MSCI ESG Ratings assessment. The coveted AAA rating represents MSCI’s highest rating and signifies industry-leader status in managing the most significant ESG risks and opportunities.
•During 2022, we added 5 new innovation patents, bringing our total to 68.

Macro Trends
Six macro trends have been driving demand for Workiva's platform: the shift to the cloud; digital transformation; remote and hybrid work; influx of disparate data sources; increased regulatory environment; and increased stakeholder demands for ESG data.
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
Increased Stakeholder Demands for ESG Data. We believe that stakeholder capitalism is increasing in importance and therefore it is more critical than ever for companies to be transparent and accountable not just to investors but to all stakeholders, including employees, customers, suppliers, partners and communities. Today, more than ever, environmental impact, social responsibility, and corporate governance are impacting the valuations of companies and the ability of institutions to invest in those companies. ESG reporting is complex. It requires the ingestion, capture, management, and reporting of financial and non-financial data from many disparate sources, and it requires the collaboration of multiple internal stakeholders.

Growth Vectors
We are focusing our investment on four major growth opportunities: The Workiva Platform, Fit-for-Purpose Solutions, Global Expansion, and our Partner Ecosystem.
The Workiva Platform. People all over the world use our connected, cloud platform to seamlessly enable collaboration and deep integration into existing work streams to simplify their most complex reporting challenges. We offer the only holistic, unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, ESG, and GRC together in a controlled, secure, audit-ready platform. Our platform creates a competitive advantage and positions us to win in the expanding business reporting market.
Fit-for-Purpose Solutions. Workiva is the leading provider of cloud-based reporting solutions that are designed to solve financial and non-financial business challenges at the intersection of data, process and people. We are entering into new markets and geographies with an expanded solutions portfolio. Workiva is focused on growing our business through selling multi-solution deals and account expansions. Two solution groups that are part of this growth strategy are ESG and GRC:
•Environmental, Social, Governance Reporting. ESG represents a generational opportunity for growth and we plan to continue to accelerate our investments to meet stakeholders’ growing need for ESG information. In an increasingly transparent world, organizations across the globe are disclosing non-financial key performance indicators around environmental, social, and governance issues. ESG-related information is beginning to appear in mainstream financial reports and we believe this trend will accelerate in the coming years. Workiva’s fit-for-purpose ESG solution provides an effective platform to help organizations manage, collaborate, and disclose their ESG information to stakeholders. We will continue to leverage what we believe is the superior ESG reporting solution to grow our business.
•Governance, Risk, and Compliance. GRC is a broad market segment that can be defined by a number of solution areas including internal audit, internal controls, risk management, policy management, vendor risk, and IT risk. Risk Management is a high priority for CEOs and across boardrooms all over the globe. Workiva’s GRC solution suite enables and excels at identifying, tracking, and managing risk so that customers can operate legally, ethically, and in compliance with regulations. In September 2021, Workiva was named a leader among GRC platforms by independent research firm, Forrester Research. We will continue to leverage our GRC leadership to grow our business.
Global Expansion. We believe growth outside of North America presents an attractive opportunity because the factors that drive demand for our solutions in North America are similar to those in other developed countries, including the need to manage complex datasets, reduce errors and risk, improve efficiency and respond to regulatory requirements.
In 2022, we generated approximately 11% of our consolidated revenue from EMEA and the Asia-Pacific region (“APAC”), and we expect these global markets to contribute an increasing percentage of total revenue.

Partner Ecosystem. We believe that our ecosystem of partners extends our geographic reach, accelerates the usage and adoption of our platform, and enables more efficient delivery of professional services. We intend to expand and deepen our relationships with global and regional partners, including global consulting firms, systems integrators, large and mid-sized independent software vendors and implementation partners. Our over 200 advisory, technology, and service partners offer a wider range of domain and functional expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they drive for their customers.
Workiva Platform
The Workiva platform is single instance, multi-tenant software deployed in the cloud. Our platform, built on Amazon Web Services and Google Cloud Platform, is composed of both proprietary and open-source technologies.
We believe the following characteristics highlight our platform’s key competitive advantages:
Features and Functionality. Our platform allows customers to connect data from ERP, HCM and CRM systems, as well as other third-party cloud and on-premise applications with complete control, context, and clarity. Workiva's drag-and-drop data transformation and preparation capabilities deliver previews and provide insights on the fly. Organizations can simply extract data from sources into the Workiva platform where they can perform queries, filter, and clean the datasets, and do it across millions of records that typical spreadsheets can’t handle. Once the data is connected in the Workiva platform, users can automate data and workflow updates, track every change and seamlessly collaborate with colleagues to create trusted reports and regulatory filings.
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
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. We employ stringent data security, reliability, integrity and privacy practices. In addition to our regular customer security assessments, we engage in continuous and ongoing penetration and vulnerability testing (manual and automatic, internal and third-party) and adhere to standards established by third parties such as Federal Risk and Authorization Management Program (“FedRAMP”) and ISO 27001. We also engage third-party auditors to evaluate our controls against the service organization controls (“SOC”) compliance frameworks.
Marketplace. The Workiva Marketplace enables organizations to streamline existing processes and solve new business problems by activating more than 215 ready-made templates, 70+ no-code data connectors, and services from industry experts and trusted partners — all within the Workiva platform’s connected and secure ecosystem. Its offerings include process checklists, carefully organized and linked reports, style guides, perfectly formatted presentations, and more. Accounting, sustainability, audit, financial planning and analysis, financial services, and legal teams can easily add templates or connectors directly into an existing Workiva workspace and optimize workflow with process automation, practical examples, and industry best practices.
Fit-for-Purpose Solutions
We market and sell over 30 fit-for-purpose solutions that are categorized into four reporting groups: Financial Reporting; ESG; GRC; and Industry Verticals.
Financial Reporting
Global Statutory Reporting. We see growing demand for our platform in the United States (“U.S.”) and in Europe for statutory reporting, which is a complex process for our multinational customers that are required to report statutory financial information throughout different countries and local jurisdictions where they do business. Currently, most of these enterprises rely on hundreds of legacy word-processing documents and spreadsheets with no digital audit trail. This disconnected, manual process is prone to errors and creates the risk of accounting inconsistencies in reports between legal entities across jurisdictions. Without a standardized process and central oversight, companies face enormous risk and high expenses related to outsourcing to a bevy of consultants and accounting firms, which weakens control and extends review time.
Securities and Exchange Commission (“SEC”) and System for Electronic Document Analysis and Retrieval (“SEDAR”) Reporting. Our platform gives customers control over the entire SEC reporting process, from data collection to drafting to embedding supporting documentation to the actual filing with Inline XBRL. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as Form S-1 and other registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system and the ability to perform XBRL tagging as well as to submit SEC reports with Inline XBRL. Foreign Private Issuers can use our platform to include XBRL tagging in their 20-F and 40-F filings with the SEC. Workiva also enables customers to create earnings press releases, earnings call scripts, presentations and other investor relations materials with data linked to the corresponding filing. Canadian issuers can use our platform to draft and submit reports through SEDAR.

Capital Markets. Workiva offers an end-to-end technology platform supporting our customers throughout their journey as they move from being a privately held company to being publicly traded. We believe that our platform approach and fit-for-purpose solutions provide a competitive differentiation in the market. Private companies can purchase the Workiva platform for financial reporting, management reporting and controls management. They may do this up to a year or two in advance of their target initial public offering (“IPO”) date. As these companies go through the IPO process, they then have the opportunity to use the capital markets solution on our platform to manage the creation of their Form S-1 to register their securities with the U.S. Securities and Exchange Commission. Around the time they go public, many of these customers may then purchase our SEC solution, which enables companies to prepare and file all major SEC reports, and expand the use of our platform to support their audit requirements under the Sarbanes-Oxley Act (“SOX”).
Annual & Interim Reporting. Workiva provides customers control over their entire financial reporting process, from data collection to drafting to embedding supporting documentation to submitting their financial statements to their board, ownership structure and/or debt holders. Workiva enables customers to manage their entire process of creating financial statements with more confidence through connecting directly to their financial source systems like ERPs and general ledgers. This reduces human error and increases data reliability during financial statement consolidation. Workiva also enables speed through automation which reduces the time-consuming, stressful process of gathering financial data, freeing your time for telling your financial story.
European Single Electronic Format (“ESEF”). We believe ESEF is an accelerator for modernization of corporate reporting in Europe. ESEF is an annual financial reporting regulation specified by the European Securities and Markets Authority (“ESMA”). The ESMA mandate requires all specified issuers on European Union (“E.U.”) regulated markets to file annual account statements in a digital format using iXBRL. The key driver for ESEF is greater transparency and requires standardized reporting, consistently structured and accessible for stakeholders, thus we believe making it an ideal fit for Workiva. More than 5,000 European issuers are subject to the required taxonomy for their annual financial reports.
Management Reporting. Public and private companies, government agencies and higher-education institutions must create a vast array of complex financial and managerial reports. Organizations of all sizes typically have to collect, track, manage and report on a wide range of operating metrics to drive better business outcomes. Our customers continuously find new use cases across their organizations, including Financial Planning and Analysis (“FP&A”), board/committee and quarterly reporting, C-Suite reporting, strategic business plans, financial statements, variance reports, monthly management reports, managing and tracking key performance indicators, data collection for domestic sales, performance reporting, and employee benefit financial statements.
Environmental, Social, and Governance Reporting
ESG Reporting. Workiva’s ESG Reporting solution enables organizations to deliver high-quality disclosures to their most important stakeholders, including investors, regulatory agencies, executive management, and their boards by connecting information directly across sustainability reports, statutory disclosures, annual reports, earnings call scripts, and regulatory filings, with support for XBRL tagging. Our platform also helps organizations proactively confront a complex and rapidly changing regulatory landscape to create integrated and assured reports that will address the disclosure requirements of the Corporate Sustainability Reporting Directive (“CSRD”) in the E.U. and the proposed SEC climate disclosure rule in the U.S.

Our platform streamlines the ESG reporting process end-to-end, from data collection and management to final report. Customers use our solution to collect quantitative and qualitative values to report for ESG topics, reference ESG frameworks and standards to align with stakeholder interests, request and track the data collection of ESG values, and connect information across reports, from sustainability reports to financial reports and internal presentations, to create a single source of truth for ESG metrics and disclosures.
Customers can use the ESG Explorer to review and compare guidelines from multiple frameworks and standards, including Global Reporting Initiative (“GRI”) Standards, Sustainability Accounting Standards Board (“SASB”), Task Force on Climate-related Financial Disclosures (“TCFD”), and the United Nations Sustainable Development Goals (“UNSDGs”).
ESG Program, the digital hub on workiva.com, creates a connected and collaborative hub for ESG teams and stakeholders to operationalize their ESG initiatives. Customers can identify and organize the topics that are material to their organization, create automated processes to collect, review, and maintain metrics from systems of records and other data providers, and connect metrics to reports, presentations, and surveys, including submitting responses to CDP (formerly Carbon Disclosure Project).
Governance, Risk, and Compliance
Controls Management. Our customers use our platform to increase efficiency in documenting, implementing and assessing internal controls over financial reporting (“ICFR”) as required by SOX. SOX also requires public company Chief Executive Officers and Chief Financial Officers to individually certify that their annual and quarterly financial reports are accurate and complete and to assess the effectiveness of their ICFR. Increased scrutiny from the Public Company Accounting Oversight Board on audits of management’s assessment of internal controls – and the transition in the framework used for assessing internal controls – is driving public companies to find more efficient and accurate solutions for SOX compliance. Our customers can collect data from multiple departments, centralize that information in a linked platform, create and track process narratives and flows with co-workers, embed evidence and directly test controls.
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
Enterprise Risk Management (“ERM”). With our platform, our customers can integrate their risk management practices throughout the organization while maintaining information privacy, audit trails and security resulting in highly efficient and transparent compliance. We also sell a solution for ERM to help enterprises identify systemic risks, determine risk probabilities, assess risk magnitude, plan strategic responses, report to boards and other stakeholders and ultimately make real-time ERM decisions.

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
Industry Verticals
Financial Services. We market our platform to address regulatory compliance risk and enterprise risk at banks, insurance companies and other financial services companies. Examples of regulations facing our customers include the Dodd-Frank Act, Basel III, Capital Requirements Regulation, Capital Requirements Directive, Resolution and Recovery Plans, Comprehensive Capital Analysis and Review, and Dodd-Frank Stress Testing. We also help investment management companies streamline industry-specific compliance and capital markets transactions.
We also market our platform to help organizations comply with the European Banking Authority’s Supervisory Review and Evaluation Process, which requires institutions to report on their Internal Capital Adequacy Assessment Process and the Internal Liquidity Adequacy Assessment Process. In addition, our platform helps financial services firms in the UK comply with regulations from The Financial Conduct Authority, which requires reporting under the Client Asset Sourcebook rules for registered firms who hold or control client money or custody assets.
Public Sector. State and local governments use our platform to streamline and modernize Comprehensive Annual Financial Reports and budgeting. We are also expanding adoption of our platform across U.S. government agencies. With our FedRAMP authorization, we can help federal agencies connect, control and report up to 80 percent of their information types.
Energy & Utility Sector. Workiva provides connected reporting solutions that improve data accuracy for energy and utilities companies across state commission filings, utility rate making documents, SEC filings, financial and performance reports, and SOX documentation. We market our platform to help companies comply with the Federal Energy Regulatory Commission (“FERC”) XBRL mandate. More than 200 utility, natural gas, oil pipeline and centralized service companies are required to file quarterly and annual reports using XBRL.
Research and Development
Our research and development organization is responsible for the design, development, testing, and validation of our platform and fit-for-purpose solutions. We focus on innovating and developing new solutions and furthering the openness and extensibility of our platform. We believe that delivering new functionality for our customers is an integral part of our product strategy and provides our customers with access to a broad array of options and information critical to enhancing their reporting, disclosure and digital transformation efforts. We have invested more than $780 million over the last decade to create a differentiated technology platform for our customers. We expect that we will continue to make strategic investments in research and development to broaden our platform capabilities, strengthen our existing solutions, enhance our user experience, and develop new solutions. We focus on customer engagement to envision the future of our platform to bring about new capabilities and versions of existing solutions to market quickly in order to remain competitive in the marketplace.

Customers
Thousands of organizations, including global enterprises with hundreds of thousands of employees, trust Workiva. Customers include 88% of the top 100 public and private companies that report annual revenue figures to a government agency, as well as 85% of the top 500 companies, and 80% of the top 1,000 companies. As of December 31, 2022, we had more than 5,600 customers. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 97.8% as of the December 2022 measurement date. Our subscription and support revenue retention rate including add-on solutions was 108.5% as of December 31, 2022.
Additionally, Workiva hosts Customer Advisory Boards (“CABs”) focused around three industry disciplines: Financial Reporting, ESG, and GRC that allow Workiva to listen and respond to evolving needs of our customers. Our CABs are forums for leaders to exchange expertise and drive positive business outcomes in their organizations. We recognize our members as experts in their fields with valuable perspectives on the direction of their industries—including how those industries can be improved by technology. The CABs meet virtually multiples times throughout the year and twice in-person with the objectives of:
•sharing insights into individual members’ reporting and compliance needs, as well as the needs of the organizations to which they belong;
•discussing best practices and sharing success stories;
•providing candid thoughts and feedback about the Workiva platform as it exists today, as well as its trajectory for the future; and
•generating interest of building trust in the global economy with transparent data and connected reporting.
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
•Governance, risk, and compliance software providers; and
•Business intelligence / performance management software providers.
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

Sales and Marketing
Sales
We sell our subscription contracts and related services globally, primarily through our direct sales organization which employs a combination of field sales, inside sales and partnership channels.
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
In 2022, we continued to expand our ecosystem of partners, including global consulting firms, systems integration and technology firms, and leading regional consulting firms. Our highly skilled advisory and implementation partners offer a wide range of subject-matter expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they implement for their customers. Our technology partners enable powerful data and process integrations that enable our customers to connect their existing ecosystem of solutions directly to our platform. Our partners help to extend our customer reach through marketing and promotion and help accelerate the sale and delivery of our platform.
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
As of December 31, 2022, we had 68 issued patents and 16 patent applications pending relating to our platform. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
If we continue to be successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platform infringes upon their proprietary rights.

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

Corporate ESG Commitments
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
Workiva’s ESG strategy includes a robust governance structure with oversight by and accountability to the Nomination and Governance Committee of the company’s board of directors. Additionally, as part of our strategy, we have created a materiality approach, a stakeholder engagement process, an ESG Task Force led by our CFO to ensure forward progress of our ESG goals, and committed to alignment with the United Nations Sustainable Development Goals (“UN SDGs”) and the Task Force on Climate-Related Disclosures (“TFCD”). Workiva was the first SaaS company to join the United Nations’ CFO Coalition for the SDGs, where we work alongside other global CFOs to guide companies in aligning their sustainability commitments with credible corporate finance strategies to create real world impact. To learn more about Workiva’s ESG efforts, track our progress in developing forward-looking commitments and key performance indicators, go to https://www.workiva.com/about/our-sustainability.
Human Capital
Workiva is a great place to work and has trusted and equipped our employees to work from wherever and whenever is best for them. We have been on the Fortune 100 Best Companies to Work For® list since 2019 and attribute our success to our values-based culture. Our employee engagement rate is 93% and we have an employee attrition rate of 19% which is lower than the industry average. Workiva offers market-competitive compensation and benefits to attract and retain the best employees.
By staying true to our company values, we have become a stronger and even more innovative team. As of December 31, 2022, Workiva employed 2,447 full-time people worldwide. Our headcount as of December 31, 2022 increased 16.2% from 2,106 full-time employees as of December 31, 2021.
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
Workiva fosters a work environment that encourages fairness, teamwork, and respect among all employees. We value all backgrounds, beliefs and interests, and we recognize this diversity as an important source of our innovation and success. We believe that our culture of diversity, equity and inclusion increases employee engagement, empowerment, and satisfaction. As of December 31, 2022, women represented 40% of our global workforce and 34% of our leadership (director and above). As of December 31, 2022, 20% of our U.S. employees and 15% of our U.S. leadership (director and above) were from underrepresented racial/ethnic groups. Increasing diversity in our workforce and key operational leadership roles will remain an organizational priority. Current key initiatives include Business Employee Resource Groups (“BERG”), learning and development and talent acquisition. The Company maintains its BERG chapters globally across seven communities: Asian, Black, Disabilities, Hispanic & Latino, LGBTQ+, Veterans, and Women. Each BERG is sponsored and supported by senior leaders across the enterprise.

The health and safety of our colleagues and anyone who enters our workplace around the world is of paramount importance to Workiva. Workiva offers mental health benefits and offers extra paid mental wellness days to all employees worldwide.
None of our U.S. employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. For the fiscal year ended December 31, 2022, employee compensation and benefits accounted for approximately 80% of our total operating expense.
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
Risks Related to Our Business and Industry
•We derive a majority of our total revenue from customers using our platform for SEC filings.
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
•Geopolitical conflicts, including the conflict between Russia and Ukraine, may adversely affect our business and results of operations.

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
Risks Related to Our Business and Industry
We derive a majority of our total revenue from customers using our platform for SEC filings.
We derive a majority of our total revenue from customers using our platform for SEC filings. We sell a variety of other solutions, including ESG, global statutory reporting, SOX, capital markets, enterprise risk management and audit management, but the introduction of new solutions beyond the SEC market may not be successful. Although non-SEC solutions generated 66% of new solution and new customer bookings in 2022, it is uncertain whether they will achieve the level of market acceptance we have achieved in the SEC market. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and regulatory, economic and market conditions, could adversely affect our business and operating results.

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
Since our formation, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to expand our business over the next several years. This growth places a significant strain on our management team and employees as well as our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. In particular, we grew from 2,106 employees as of December 31, 2021 to more than 2,400 employees as of December 31, 2022. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
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
We experienced revenue growth rates of 21%, 26% and 18% in fiscal 2022, 2021 and 2020, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $90.9 million in fiscal 2022, $37.7 million in fiscal 2021 and $48.4 million in fiscal 2020. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
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
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. Global financial developments and global health crises or pandemics may harm us, including disruptions or restrictions on our employees’ ability to work and travel. In general, weakened global economic conditions, including those from the ongoing COVID-19 pandemic, inflation, interest rates, and armed conflicts (such as Russia and Ukraine conflict) make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately. Weak global economic conditions or a reduction in technology spending could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth. Additionally, our capital markets business can serve as a point of entry for customers to our platform. The growth of our capital markets and SEC businesses are based in part on the strength of the IPO/special-purpose acquisition company (“SPAC”) market, which can fluctuate. A significant decline in the IPO/SPAC market has adversely affected sales of our capital markets solution and could potentially affect other solutions.
The United Kingdom formally left the European Union on January 31, 2020, and ratified a trade and cooperation agreement governing its future relationship with the E.U. on certain aspects of trade and other strategic and political issues. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. In particular, any such longer term impact from Brexit will depend, in part, on the outcome of the U.K.’s continuing negotiations on a number of matters not definitively addressed in the trade and cooperation agreement. Changes impacting our ability to conduct business in the U.K. or other E.U. countries, or changes to the regulatory regime applicable to our operations in those countries, may cause disruptions to and create uncertainty surrounding our business in the U.K. and E.U. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. Any of these events could have a material adverse effect on our business operations, results of operations and financial condition.
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
The COVID-19 pandemic has significantly impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets, and increased unemployment levels. While it remains a developing situation, the pandemic and any quarantines, interruptions in travel and business disruptions with respect to us, our customers or partners have had and will continue to have an impact on our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our business remains highly uncertain and will depend on certain developments, including the duration and spread of the outbreak, the emergence of new variants, the impact on our customers and our sales cycles, and the effect on our vendors, all of which are uncertain and cannot be predicted.
As a result of the work and travel restrictions relating to the ongoing COVID-19 outbreak, substantially all of our sales and operating activities are being conducted remotely or on a hybrid basis. This continuing global work-from-home operating environment may adversely impact the productivity of certain employees, and these conditions may persist and harm our business, including our future operating results. The pandemic and accompanying market volatility, uncertainty and economic disruption may also have the effect of heightening many of the other risks described in the “Risk Factors” set forth in this Annual Report on Form 10-K.
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
•restrictions on the transfer of funds;
•an uncertain trade environment;
•adverse tax consequences;
•unstable regional economic and political conditions, including political unrest and armed conflicts (such as the Russia and Ukraine conflict);
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
Although our financial results are reported in U.S. Dollars, a portion of our sales and operating costs are realized in other currencies, with the largest concentration of foreign sales occurring in Europe. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. Dollar and foreign currencies may impact our operating results when translated into U.S. Dollars. Such fluctuations may be materially impacted by the ongoing COVID-19 pandemic, increases in inflation, fluctuations in interest rates, and any global events, wars or conflicts, including the current Russia and Ukraine conflict. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Significant long-term fluctuations in relative currency values, and in particular, an increase in the value of the U.S. Dollar against foreign currencies, has had and could continue to have an adverse effect on our operating results.
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
In addition, certain of our service providers (including, without limitation, hosting facilities, disaster recovery providers and software providers) have access to our customers’ data and could suffer security breaches or data losses that affect our customers’ information. If an actual or perceived security breach or premature release occurs, our reputation could be damaged and we may lose future sales and customers. We may also become subject to civil claims, including indemnity or damage claims in certain customer contracts, or criminal investigations by appropriate authorities, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage or increased costs for such insurance.
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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2022, we had 68 issued patents and 16 patent applications pending, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. United States federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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
Some of our solutions include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of performance or title, or controls on the origin of, or updates to, such software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
Risks Related to Taxes
The adoption of new tax legislation could adversely affect our business and financial condition.
Changes to U.S. tax laws could also impact how U.S. corporations are taxed. Although we cannot predict whether or in what form such changes will be issued or enacted, they could have a material impact on our effective tax rate, income tax expense, deferred tax assets, results of operations, cash flows, and profitability. Additionally, as our employees continue to work remotely from geographic locations across the U.S. and internationally, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may be increased.

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
In general, under Section 382 of the Internal Revenue Code, as amended (the “Code”), a corporation that undergoes an ownership change within the meaning of Section 382 of the Code and the underlying regulations is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize the NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that under prior regulations or due to other unforeseen reasons, our prior year NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, the Class B common stock beneficially owned by certain of our current and former executive officers collectively represented approximately 44% of the voting power of our outstanding capital stock. This significant concentration of voting power may limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.

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
We completed an offering of convertible senior notes in August 2019. In the event the conditional conversion feature of our convertible senior notes is triggered, holders of such notes will be entitled to convert the convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible senior notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in seven U.S. cities located in Arizona, Colorado, Illinois, Montana, New York, and South Carolina. Internationally, we lease offices in Canada, the Netherlands, the United Kingdom, Germany, France, Denmark, Hong Kong, Australia, Japan, and Singapore. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
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
Stockholders
As of December 31, 2022, there were approximately 68 stockholders of record of our Class A common stock, as well as 10 stockholders of record of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2017, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return of Workiva Inc.
800
600
400
200
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Workiva Inc. (WK)
S&P 500 Index (SPX)
NASDAQ Computer Index (IXK)

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Workiva Inc. (WK)	$100.00	$167.71	$196.50	$428.13	$609.77	$392.38
S&P 500 Index (SPX)	100.00	95.67	125.86	149.12	192.06	157.33
NASDAQ Computer Index (IXK)	100.00	97.36	147.94	223.91	310.41	186.49

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended December 31, 2022 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 2022	24,285	$77.80	—	—
November 2022	—	—	—	—
December 2022	—	—	—	—
Total	24,285	$77.80	—	—
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
While our customers use our platform for dozens of different use cases, our sales and marketing resources are organized into four solution groups: Financial Reporting, ESG, GRC and Industry Verticals.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,447 at December 31, 2022 from 2,106 at December 31, 2021, an increase of 16.2%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $537.9 million in 2022 from $443.3 million in 2021, an increase of 21.3%. We incurred net losses of $90.9 million and $37.7 million in 2022 and 2021, respectively.

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
In addition, the expanding international scope of our business and the heightened volatility of global markets, expose us to the risk of fluctuations in foreign currency markets. Foreign currency fluctuations have negatively impacted year over year revenue growth. Recently the United States Dollar has strengthened against certain foreign currencies in the markets in which we operate, particularly against the Euro and British Pound Sterling. If these conditions continue throughout fiscal 2023, they could have a material adverse impact on our near-term results and our ability to accurately predict our future results and earnings.
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
On July 30, 2021, we acquired all of the equity interest in OneCloud, Inc., an integration platform as a service (“iPaaS”) company, in order to extend our integration and data preparation capabilities. See Note 12 to the consolidated financial statements for more information on our acquisitions.
Impact of COVID-19
Although the COVD-19 pandemic persists, we do not believe that it has adversely affected our business. We have been able to maintain business continuity and have experienced no pandemic-related employee furloughs or layoffs. We have remote-work options available for most employees, while permitting in-person collaboration at our various offices. We continue to monitor and update our practices in response to changes in the COVID-19 workplace safety and health standards established by the Occupational Safety and Health Administration (“OSHA”) and guidance provided by the Centers for Disease Control and Prevention (“CDC”).

COVID-19 variants continue to develop and spread, and there is therefore the possibility of future disruption to Workiva’s operations. The impact of any disruption is dependent upon a number of factors including the duration and severity of any COVID-19 resurgence, its impact on the overall economy and specific industry sectors, vaccination rates and the longer-term efficacy of vaccinations. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.
Effects of Volatility in the IPO/SPAC Markets
In the United States, volatility in the public markets led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) in 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. We expect reduced valuation multiples caused by higher interest rates, inflation, and geopolitical instability to continue to negatively impact the number of IPOs and SPACs in fiscal year 2023. Accordingly, we expect this volatility to continue to apply pressure to new sales of our SEC and capital markets solutions. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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
Pursue New Customers. We sell to organizations that manage large, complex processes with distributed teams of contributors and disparate sets of business data. We market our platform to professionals and executives in the areas of financial and non-financial reporting, including regulatory, multi-entity and performance reporting. In addition, we market to teams responsible for environmental, social and governance reporting, and governance, risk and compliance programs. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2022, the majority of our SEC customers reported their financials on a calendar-year basis. Our sales and marketing expense also has some degree of seasonality. With the exception of September 2020 and September 2021 when we transitioned to a virtual event, sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September, which was held as a hybrid in-person/virtual event in 2022. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Financial metrics
Total revenue	$537,875	$443,285	$351,594
Year-over-year percentage increase in total revenue	21.3%	26.1%	18.0%
Subscription and support revenue	$464,935	$379,340	$295,877
Year-over-year percentage increase in subscription and support revenue	22.6%	28.2%	20.4%
Subscription and support as a percent of total revenue	86.4%	85.6%	84.2%

	As of December 31,
	2022	2021	2020
Operating metrics
Number of customers	5,664	4,315	3,723
Subscription and support revenue retention rate	97.8%	97.0%	95.0%
Subscription and support revenue retention rate including add-ons	108.5%	110.0%	109.5%
Number of customers with annual contract value $100k+	1,345	1,121	847
Number of customers with annual contract value $150k+	718	578	419
Number of customers with annual contract value $300k+	236	183	119
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. As of December 31, 2022, our total customer count includes 922 ParsePort ESEF customers.
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
Our subscription and support revenue retention rate was 97.8% as of December 31, 2022, up from 97.0% as of December 31, 2021. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter. Our subscription and support revenue retention rate as of December 31, 2022 does not include ParsePort due to lack of comparable data in the prior year.

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
Our subscription and support revenue retention rate including add-ons was 108.5% as of the year ended December 31, 2022, down from 110.0% as of December 31, 2021. There has been downward pressure on this key performance indicator as the IPO/SPAC market slowed in 2022 and customers that purchased higher priced capital markets solutions throughout 2021 transitioned to more moderately priced ongoing solutions in 2022. Our subscription and support revenue retention rate including add-ons as of December 31, 2022 does not include ParsePort due to lack of comparable data in the prior year.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform. Our ACV metrics as of December 31, 2022 include information related to ParsePort.

	Year ended December 31,
	2022	2021	2020
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	62.1%	60.5%	53.3%
Subscription and support revenue from customers with annual contract value of $150k+ as a percent of total subscription and support revenue	47.4%	45.2%	37.3%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	27.6%	26.1%	19.3%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2022, 2021 and 2020, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Revenue
Subscription and support	$464,935	$379,340	$295,877
Professional services	72,940	63,945	55,717
Total revenue	537,875	443,285	351,594
Cost of revenue
Subscription and support(1)	77,711	60,551	49,503
Professional services(1)	52,174	43,282	40,674
Total cost of revenue	129,885	103,833	90,177
Gross profit	407,990	339,452	261,417
Operating expenses
Research and development(1)	151,716	115,735	94,844
Sales and marketing(1)	245,260	178,785	144,687
General and administrative(1)	99,778	74,287	59,688
Total operating expenses	496,754	368,807	299,219
Loss from operations	(88,764)	(29,355)	(37,802)
Interest income	4,880	1,041	3,282
Interest expense	(6,042)	(14,015)	(13,964)
Other income and (expense), net	926	3,229	(205)
Loss before provision for income taxes	(89,000)	(39,100)	(48,689)
Provision (benefit) for income taxes	1,947	(1,370)	(291)
Net loss	$(90,947)	$(37,730)	$(48,398)
(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue
Subscription and support	$3,437	$2,868	$1,709
Professional services	2,128	1,729	1,434
Operating expenses
Research and development	12,554	9,590	8,100
Sales and marketing	19,323	13,901	11,062
General and administrative	33,218	20,545	23,466
Total stock-based compensation expense	$70,660	$48,633	$45,771
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2022	2021	2020
Revenue
Subscription and support	86.4%	85.6%	84.2%
Professional services	13.6	14.4	15.8
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.4	13.7	14.1
Professional services	9.7	9.8	11.6
Total cost of revenue	24.1	23.5	25.7
Gross profit	75.9	76.5	74.3
Operating expenses
Research and development	28.2	26.1	27.0
Sales and marketing	45.6	40.3	41.2
General and administrative	18.6	16.8	17.0
Total operating expenses	92.4	83.2	85.2
Loss from operations	(16.5)	(6.7)	(10.9)
Interest income	0.9	0.2	0.9
Interest expense	(1.1)	(3.2)	(4.0)
Other income and (expense), net	0.2	0.7	(0.1)
Loss before provision for income taxes	(16.5)	(9.0)	(14.1)
Provision (benefit) for income taxes	0.4	(0.3)	(0.1)
Net loss	(16.9)%	(8.7)%	(14.0)%
Revenue
Comparison of Years Ended December 31, 2022 and 2021

	Year ended December 31,		Period-to-period change
	2022	2021	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$464,935	$379,340	$85,595	22.6%
Professional services	72,940	63,945	8,995	14.1%
Total revenue	$537,875	$443,285	$94,590	21.3%
Total revenue increased $94.6 million in 2022 compared to 2021 due primarily to the increase in subscription and support revenue of $85.6 million. Growth in subscription and support revenue in 2022 was attributable mainly to strong demand and continued solution expansion across our customer base. The total number of our customers increased 31.3% from December 31, 2021 to December 31, 2022. Professional services revenue increased $9.0 million due primarily to growth in revenue from XBRL professional services.

Cost of Revenue
Comparison of Years Ended December 31, 2022 and 2021

	Year ended December 31,		Period-to-period change
	2022	2021	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$77,711	$60,551	$17,160	28.3%
Professional services	52,174	43,282	8,892	20.5%
Total cost of revenue	$129,885	$103,833	$26,052	25.1%
Cost of revenue increased $26.1 million in 2022 compared to 2021 due primarily to $18.0 million in higher cash-based compensation and benefits due in part to increased headcount, $1.0 million of additional stock-based compensation, a $3.4 million increase in the cost of cloud infrastructure services, a $1.4 million increase in travel expense, $0.8 million increase in outsourced service fees, and a $1.4 million increase in information technology and facility costs in support of our employees. The increases in headcount, cloud infrastructure services, and outsourced service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Operating Expenses
Comparison of Years Ended December 31, 2022 and 2021

	Year ended December 31,		Period-to-period change
	2022	2021	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$151,716	$115,735	$35,981	31.1%
Sales and marketing	245,260	178,785	66,475	37.2%
General and administrative	99,778	74,287	25,491	34.3%
Total operating expenses	$496,754	$368,807	$127,947	34.7%
Research and Development
Research and development expenses increased $36.0 million in 2022 compared to 2021 due primarily to $21.5 million in higher cash-based compensation and benefits, $3.0 million of additional stock-based compensation, a $2.8 million increase in the cost of cloud infrastructure services, a $2.8 million increase in travel expense, a $2.4 million increase related to the amortization of acquisition-related intangible assets, a $1.9 million increase in information technology and facility costs in support of our research development organization, and a $1.6 million increase related to consulting fees. The increase in cash-based compensation and stock-based compensation were due primarily to an increase in employee headcount. The increase in cloud infrastructure services and consulting fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.

Sales and Marketing
Sales and marketing expenses increased $66.5 million in 2022 compared to 2021 due primarily to $42.7 million in higher cash-based compensation and benefits, $5.4 million of additional stock-based compensation, a $5.5 million increase in the cost of marketing programs, a $5.7 million increase in travel expense, a $1.9 million increase related to the amortization of acquisition-related intangible assets, and a $3.8 million increase in information technology and facility costs in support of sales and marketing. The increase in cash-based compensation was due primarily to an increase in employee headcount. During 2022, we recognized an additional $1.4 million in stock-based compensation pursuant to certain severance obligations. The increase in the cost of marketing programs was due to an increase in-person events as well as costs related to our annual user conference. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
General and Administrative
General and administrative expenses increased $25.5 million in 2022 compared to 2021, due primarily to $3.4 million in higher cash-based compensation and benefits, $12.5 million of additional stock-based compensation, a $1.8 million increase in travel expense, a $0.9 million increase in software expense, and a $4.9 million increase related to consulting, recruiting, and professional services fees. The increase in cash-based compensation was due to an increase in employee headcount. During 2022 we recognized an additional $3.8 million in stock-based compensation pursuant to certain severance agreements. The remaining increase in stock-based compensation was due primarily to increased employee headcount in addition to the issuance of performance-based stock units to our executives. The increases in software, consulting, recruiting and professional service fees were the result of our continued investment in and support of our platform and solutions. The increase in travel expense was due to a return to travel as travel restrictions and company policies originally implemented in response to the COVID-19 pandemic ease.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2022 and 2021

	Year ended December 31,		Period-to-period change
	2022	2021	Amount
	(dollars in thousands)
Interest income	$4,880	$1,041	$3,839
Interest expense	(6,042)	(14,015)	7,973
Other income and (expense), net	926	3,229	(2,303)
Interest income increased $3.8 million in 2022 compared to 2021 due primarily to higher interest rates on investments. Interest expense decreased $8.0 million in 2022 compared to 2021 due primarily to our adoption of ASU 2020-06 in 2022 which resulted in the reduction of non-cash interest expense. Other income, net decreased $2.3 million in 2022 compared to 2021 due primarily to a $3.7 million gain recognized upon the settlement of our equity interest in OneCloud in 2021 which did not recur in 2022.

Results of Operations for Fiscal 2021 Compared to 2020
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $430.8 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months from the date of the issuance of the audited consolidated financial statements.
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
Cash Flows
The following table summarizes cash flow activity during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
Cash flow provided by operating activities	$11,334	$49,844	$33,243
Cash flow used in investing activities	(68,012)	(68,631)	(103,750)
Cash flow (used in) provided by financing activities	(1,587)	(3,388)	11,118
Net decrease in cash and cash equivalents, net of impact of exchange rates	$(60,189)	$(22,445)	$(58,911)

Operating Activities
For the year ended December 31, 2022, cash provided by operating activities was $11.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $90.9 million, adjusted for non-cash charges of $10.2 million for depreciation and amortization of our property and equipment and intangible assets, $70.7 million of stock-based compensation expense, $1.3 million for the amortization of our debt issuance costs, $1.1 million for the amortization of premiums and discounts on marketable securities, and an $18.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $28.9 million increase in accounts receivable, an $8.5 million increase in deferred costs, a $1.7 million increase in other receivables, a $2.9 million increase in prepaid expenses, a $2.4 million increase in other assets, and a $1.5 million decrease in accrued expenses and other liabilities offset by a $2.4 million increase in accounts payable and a $61.7 million increase in deferred revenue. Customer growth accounted for most of the increase in deferred revenue. The increases in accounts receivable, prepaid expenses, other assets and account payable as well as the decrease in accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in other receivables was attributable primarily to an increase in our refundable research and development tax credit. The increase in deferred costs was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract.
For the year ended December 31, 2021, cash provided by operating activities was $49.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $37.7 million, adjusted for non-cash charges of $5.2 million for depreciation and amortization of our property and equipment and intangible assets, $48.6 million of stock-based compensation, $9.2 million for the amortization of our debt discount and issuance costs, $3.0 million for the amortization of premiums and discounts on marketable securities, and a $27.3 million net change in operating assets and liabilities partially offset by a gain on the settlement of equity securities of $3.7 million and deferred income tax of $2.0 million. The primary drivers of the changes in operating assets and liabilities were a $19.2 million increase in deferred costs, a $7.7 million increase in accounts receivable, and a $6.5 million increase in prepaid expenses and other, offset by a $47.4 million increase in deferred revenue and a $14.7 million increase in accrued expenses and other liabilities. Customer growth as well as the prior year impact of the COVID-19 pandemic accounted for most of the increase in deferred revenue. We offer limited incentives for customers to enter into contract terms for more than one year. The increases in accounts receivable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in prepaid expenses was attributable primarily to the timing of annual contracts. The increase in deferred contract costs was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract.
Investing Activities
Cash used in investing activities of $68.0 million for the year ended December 31, 2022 was due primarily to $130.8 million in purchases of marketable securities, $99.2 million for the acquisition of ParsePort, and $3.5 million in purchases of fixed assets partially offset by $150.6 million from the maturities of marketable securities as well as $15.0 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.

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
Financing Activities
Cash used in financing activities of $1.6 million for the year ended December 31, 2022 was due primarily to $12.5 million in taxes paid related to net share settlements of stock-based compensation awards and $1.6 million in principal payments on finance lease obligations partially offset by $9.3 million in proceeds from shares issued in connection with our employee stock purchase plan and $3.3 million in proceeds from option exercises.
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
Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2022, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$360,525	$3,881	$7,763	$348,881	$—
Operating leases including imputed interest	20,901	6,506	7,185	3,346	3,864
Finance leases, including interest	23,921	1,315	2,630	2,630	17,346
Other contractual commitments	39,974	27,198	12,776	—	—
Total contractual obligations	$445,321	$38,900	$30,354	$354,857	$21,210
Total future payments related to our Convertible Senior Notes due 2026 shown in the table above includes $345.0 million principal amount and future interest payments of $15.5 million. For more information on our convertible senior notes, refer to Note 8 of our accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

We lease certain office space, residential space, buildings and land with various lease terms which are primarily accounted for as operating leases. We have entered into a lease agreement for land and an office building in Ames, Iowa, which was constructed in two phases, and is accounted for as a finance lease. The lease term includes an initial 15-year term and three five-year extensions at our option because renewal was determined to be reasonably assured at the inception of the lease. The lease contains purchase options to acquire the landlord’s interest in the land lease and building at any time beginning three years from June 2014 (the commencement date of the second phase of the lease). In addition, the lease requires us to purchase the building from the landlord upon certain events, such as a change in control.
We enter into certain non-cancelable agreements with third-party providers in the ordinary course of business. Our total commitments under these agreements are $40.0 million and are primarily for cloud infrastructure and cloud services. These amounts are included in the table above under “other contractual commitments”.

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
Acquisitions
We account for acquisitions under Accounting Standards Codification 805, Business Combinations. In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, earnings before interest, tax, depreciation and amortization margins, and discount rates. We engage the assistance of third-party valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded as goodwill in our consolidated balance sheets. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in our consolidated statement of operations. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to an impairment charge if we are unable to recover the value of the recorded net assets.
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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, British Pound Sterling, and Danish krone. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, British pound, Danish krone, Singapore dollar, Australian dollar, Hong Kong dollar and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $835,000, $(503,000), and $(329,000) in the years ended December 31, 2022, 2021 and 2020, respectively.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $430.8 million as of December 31, 2022. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

An immediate increase of 100-basis points in interest rates would have resulted in an $1.3 million market value reduction in our investment portfolio as of December 31, 2022. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

Acquisition of ParsePort ApS
Description of the Matter	As described in Note 12 to the consolidated financial statements, the Company completed its acquisition of ParsePort ApS for net consideration of approximately $99 million, net of cash acquired, on April 1, 2022. The transaction was accounted for as a business combination.
Auditing the Company's accounting for its acquisition of ParsePort ApS was complex due to the significant estimation used by management to determine the fair value of identified intangible assets of approximately $24 million, which principally consisted of customer-related and technology. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the intangible assets and the sensitivity of the respective fair value to the significant underlying assumptions. The Company used a discounted cash flow model to measure the customer-related and technology intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis for the forecasted results (e.g., revenue growth rates and earnings before interest, taxes, depreciation and amortization margin). These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over accounting for the acquisition of ParsePort ApS, including controls over the recognition and measurement of the consideration transferred and customer-related and technology intangible assets, including the underlying assumptions used in the valuation models.
To test the estimated fair value of the customer-related and technology intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions of revenue growth rates and earnings before interest, taxes, depreciation and amortization margin, to current industry, market and economic trends, to historical results and to guidelines of companies within the similar industry. We involved our specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. We performed sensitivity analyses to evaluate the changes in the fair value of the customer-related and technology intangible assets that would result from changes in the significant assumptions. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workiva Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workiva Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 21, 2023

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2022	2021

ASSETS

Current assets
Cash and cash equivalents	$240,197	$300,386
Marketable securities	190,595	230,060
Accounts receivable, net of allowance for doubtful accounts of $744 and $591 at December 31, 2022 and 2021, respectively	106,316	76,848
Deferred costs	38,350	31,152
Other receivables	6,674	3,538
Prepaid expenses and other	17,957	15,108
Total current assets	600,089	657,092

Property and equipment, net	27,096	28,821
Operating lease right-of-use assets	13,932	17,760
Deferred costs, non-current	33,682	33,091
Goodwill	109,740	34,556
Intangible assets, net	28,234	10,434
Other assets	6,847	5,005
Total assets	$819,620	$786,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$6,174	$4,114
Accrued expenses and other current liabilities	83,999	84,126
Deferred revenue	316,263	258,023
Convertible senior notes, current	—	298,661
Finance lease obligations	504	1,575
Total current liabilities	406,940	646,499

Convertible senior notes, non-current	340,257	—
Deferred revenue, non-current	38,237	34,181
Other long-term liabilities	1,518	1,605
Operating lease liabilities, non-current	12,102	16,408
Finance lease obligations, non-current	14,583	15,087
Total liabilities	813,637	713,780

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 48,761,804 and 47,293,775 shares issued and outstanding at December 31, 2022 and 2021, respectively	49	47
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,890,583 and 4,150,583 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	537,732	525,646
Accumulated deficit	(525,116)	(452,430)
Accumulated other comprehensive loss	(6,686)	(288)
Total stockholders’ equity	5,983	72,979
Total liabilities and stockholders’ equity	$819,620	$786,759

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
	Year ended December 31,
	2022	2021	2020
Revenue
Subscription and support	$464,935	$379,340	$295,877
Professional services	72,940	63,945	55,717
Total revenue	537,875	443,285	351,594
Cost of revenue
Subscription and support	77,711	60,551	49,503
Professional services	52,174	43,282	40,674
Total cost of revenue	129,885	103,833	90,177
Gross profit	407,990	339,452	261,417
Operating expenses
Research and development	151,716	115,735	94,844
Sales and marketing	245,260	178,785	144,687
General and administrative	99,778	74,287	59,688
Total operating expenses	496,754	368,807	299,219
Loss from operations	(88,764)	(29,355)	(37,802)
Interest income	4,880	1,041	3,282
Interest expense	(6,042)	(14,015)	(13,964)
Other income and (expense), net	926	3,229	(205)
Loss before provision (benefit) for income taxes	(89,000)	(39,100)	(48,689)
Provision (benefit) for income taxes	1,947	(1,370)	(291)
Net loss	$(90,947)	$(37,730)	$(48,398)
Net loss per common share:
Basic and diluted	$(1.72)	$(0.74)	$(1.00)
Weighted-average common shares outstanding - basic and diluted	52,954,079	51,126,510	48,448,166
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
	Year ended December 31,
	2022	2021	2020
Net loss	$(90,947)	$(37,730)	$(48,398)
Other comprehensive loss
Foreign currency translation adjustment	(4,304)	266	(137)
Unrealized (loss) gain on available-for-sale securities	(2,094)	(784)	80
Other comprehensive loss	(6,398)	(518)	(57)
Comprehensive loss	$(97,345)	$(38,248)	$(48,455)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2019	46,639	$47	$420,170	$287	$(366,302)	$54,202
Stock-based compensation expense	—	—	45,771	—	—	45,771
Issuance of common stock upon exercise of stock options	1,398	2	19,187	—	—	19,189
Issuance of common stock under employee stock purchase plan	187	—	7,227	—	—	7,227
Issuance of restricted stock units	796	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(231)	—	(13,657)	—	—	(13,657)
Net loss	—	—	—	—	(48,398)	(48,398)
Other comprehensive loss	—	—	—	(57)	—	(57)
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	48,633	—	—	48,633
Issuance of common stock upon exercise of stock options	1,141	2	16,598	—	—	16,600
Issuance of common stock under employee stock purchase plan	149	—	8,861	—	—	8,861
Issuance of restricted stock units	1,578	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(213)	—	(27,144)	—	—	(27,144)
Net loss	—	—	—	—	(37,730)	(37,730)
Other comprehensive loss	—	—	—	(518)	—	(518)
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Stock-based compensation expense	—	—	70,660	—	—	70,660
Issuance of common stock upon exercise of stock options	239	1	3,272	—	—	3,273
Issuance of common stock under employee stock purchase plan	131	1	9,255	—	—	9,256
Issuance of restricted stock units	958	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(120)	—	(12,541)	—	—	(12,541)
Net loss	—	—	—	—	(90,947)	(90,947)
Other comprehensive loss	—	—	—	(6,398)	—	(6,398)
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(90,947)	$(37,730)	$(48,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,212	5,244	4,296
Stock-based compensation expense	70,660	48,633	45,771
Provision for (recovery of) doubtful accounts	156	(125)	(159)
Amortization of premiums and discounts on marketable securities, net	1,079	3,024	668
Amortization of debt discount and issuance costs	1,298	9,171	8,889
Gain on settlement of equity securities	—	(3,698)	—
Deferred income tax	538	(1,973)	—
Changes in assets and liabilities:
Accounts receivable	(28,893)	(7,683)	(8,028)
Deferred costs	(8,496)	(19,207)	(15,953)
Operating lease right-of-use asset	5,153	4,197	3,906
Other receivables	(1,655)	(391)	(680)
Prepaid expenses and other	(2,913)	(6,522)	(2,492)
Other assets	(2,441)	(1,222)	(215)
Accounts payable	2,438	972	(4,106)
Deferred revenue	61,657	47,419	37,479
Operating lease liability	(5,055)	(4,934)	(4,525)
Accrued expenses and other liabilities	(1,457)	14,669	16,790
Net cash provided by operating activities	11,334	49,844	33,243

Cash flows from investing activities
Purchase of property and equipment	(3,458)	(3,534)	(1,873)
Purchase of marketable securities	(130,754)	(170,070)	(175,926)
Maturities of marketable securities	150,565	143,159	62,922
Sale of marketable securities	14,981	250	11,423
Acquisitions, net of cash acquired	(99,186)	(37,467)	—
Purchase of intangible assets	(160)	(219)	(296)
Other investments	—	(750)	—
Net cash used in investing activities	(68,012)	(68,631)	(103,750)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2022	2021	2020
Cash flows from financing activities
Proceeds from option exercises	3,273	16,600	19,189
Taxes paid related to net share settlements of stock-based compensation awards	(12,541)	(27,144)	(13,657)
Proceeds from shares issued in connection with employee stock purchase plan	9,256	8,861	7,227
Principal payments on finance lease obligations	(1,575)	(1,705)	(1,641)
Net cash (used in) provided by financing activities	(1,587)	(3,388)	11,118
Effect of foreign exchange rates on cash	(1,924)	(270)	478

Net decrease in cash and cash equivalents	(60,189)	(22,445)	(58,911)
Cash and cash equivalents at beginning of year	300,386	322,831	381,742
Cash and cash equivalents at end of year	$240,197	$300,386	$322,831

Supplemental cash flow disclosure
Cash paid for interest	$4,742	$4,837	$5,067
Cash paid for income taxes, net of refunds	$1,429	$(41)	$679

Supplemental disclosure of noncash investing and financing activities
Allowance for tenant improvements	$—	$—	$149
Purchases of property and equipment, accrued but not paid	$—	$350	$263
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
Foreign Currency
We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and average exchange rates for revenue, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions that are denominated in currencies other than the entity's functional currency are included within other income and (expense), net on the consolidated statements of operations.

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
Marketable Securities
Our marketable securities consist of corporate debt securities, U.S. treasury debt securities and foreign government debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive income on the consolidated balance sheets until realized. Dividend income is reported within other income and (expense), net on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income and (expense), net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. There were no credit losses recorded for the years ended December 31, 2022, 2021 and 2020. We determine realized gains and losses on the sale of marketable securities on the specific identification method and record such gains and losses in other income and (expense), net on the consolidated statements of operations.
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
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the United States at December 31, 2022 or 2021.
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
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under finance leases over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense related to property and equipment totaled $4.8 million, $4.1 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $6.1 million, $5.6 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Goodwill
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of October 1. For the years ended December 31, 2022 and 2021, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
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
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock units and performance stock units to employees, service providers and board members, using a fair-value based method. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date or reporting date, if required to be remeasured, and amortized on a straight-line basis over the requisite service period. We use the Black-Scholes option-pricing model to determine the fair values of shares to be issued pursuant to our Employee Stock Purchase Plan (“ESPP”). For restricted stock units and performance restricted stock units, fair value is based on the closing price of our common stock on the grant date.

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
We recognize interest and penalties related to unrecognized tax benefits on the (benefit) provision for income taxes line in the accompanying consolidated statements of operations. Interest and penalties were not significant during the years ended December 31, 2022, 2021 and 2020. Accrued interest and penalties are included on the accrued expenses and other current liabilities line in the consolidated balance sheets.
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
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. The convertible debt instruments are now accounted for as a single liability measured at amortized cost. This resulted in the interest expense recognized for convertible debt instruments to be closer to the coupon interest rate. The new guidance also required the if-converted method to be applied for all convertible instruments when calculating earnings per share. The new standard was effective for interim and annual periods beginning after December 15, 2021 and could be adopted on either a modified retrospective or full retrospective basis.
We adopted this standard on January 1, 2022 using the modified retrospective method under which financial results reported in prior periods were not adjusted. Adoption of the new standard resulted in a decrease to accumulated deficit of $18.3 million, a decrease to additional paid-in capital of $58.6 million, and an increase to convertible senior notes, non-current of $40.3 million on the consolidated balance sheet. See Note 8 to the consolidated financial statements for more information.
New Accounting Pronouncements Not Yet Adopted
None
2. Cash Equivalents and Marketable Securities
At December 31, 2022, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$182,878	$—	$—	$182,878
U.S. treasury debt securities	72,151	1	(899)	71,253
Corporate debt securities	120,081	62	(1,771)	118,372
Foreign government debt securities	993	—	(23)	970
	$376,103	$63	$(2,693)	$373,473
Included in cash and cash equivalents	$182,878	$—	$—	$182,878
Included in marketable securities	$193,225	$63	$(2,693)	$190,595

At December 31, 2021, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$259,754	$—	$—	$259,754
Commercial paper	10,479	—	—	10,479
U.S. treasury debt securities	54,809	2	(206)	54,605
Corporate debt securities	161,792	3	(334)	161,461
Foreign government debt securities	5,014	1	—	5,015
	$491,848	$6	$(540)	$491,314
Included in cash and cash equivalents	$261,254	$—	$—	$261,254
Included in marketable securities	$230,594	$6	$(540)	$230,060
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of December 31, 2022
Due within one year	$127,081
Due in one to two years	63,514
Due in three to five years	—
$190,595
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2022
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$31,927	$(258)	$35,575	$(641)
Corporate debt securities	59,535	(949)	39,823	(822)
Foreign government debt securities	970	(23)	—	—
Total	$92,432	$(1,230)	$75,398	$(1,463)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2022, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

3. Supplemental Consolidated Balance Sheet Information
Property and Equipment, net
Property and equipment, net as of December 31, 2022 and 2021 consisted of (in thousands):

	As of December 31,
	2022	2021
Building under finance lease	$21,574	$21,574
Computers, equipment and software	13,221	10,856
Furniture and fixtures	8,308	8,373
Vehicles	97	97
Leasehold improvements	8,045	7,907
	51,245	48,807
Less: accumulated depreciation and amortization	(24,149)	(19,986)
	$27,096	$28,821
Accumulated amortization related to finance leases was $3.6 million and $2.7 million as of December 31, 2022 and 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consisted of (in thousands):

	As of December 31,
	2022	2021
Accrued vacation	$12,939	$11,221
Accrued commissions	10,841	11,122
Accrued bonuses	5,597	8,292
Accrued payroll	5,318	4,494
Estimated health insurance claims	1,841	1,814
Accrued interest	1,455	1,455
ESPP employee contributions	5,661	5,349
Customer deposits	25,520	26,517
Operating lease liabilities	5,720	6,008
Accrued other liabilities	9,107	7,854
	$83,999	$84,126

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2022 and 2021, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2022			Fair Value Measurements as of December 31, 2021
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$182,878	$182,878	$—	$259,754	$259,754	$—
Commercial paper	—	—	—	10,479	—	10,479
U.S. treasury debt securities	71,253	—	71,253	54,605	—	54,605
Corporate debt securities	118,372	—	118,372	161,461	—	161,461
Foreign government debt securities	970	—	970	5,015	—	5,015
	$373,473	$182,878	$190,595	$491,314	$259,754	$231,560

Included in cash and cash equivalents	$182,878			$261,254
Included in marketable securities	$190,595			$230,060

We completed acquisitions during the years ended December 31, 2022 and 2021. The values of the net assets acquired and any resulting goodwill were recorded at fair value using Level 3 inputs. The majority of the related current assets acquired and liabilities assumed were recorded at their carrying values as of the date of acquisition, as their carrying values approximated their fair values due to their short-term nature. The fair values of goodwill and definite-lived intangible assets acquired in the acquisition was externally estimated primarily based on the income approach. The income approach estimates fair value based on the present value of the cash flows that the assets are expected to generate in the future. We developed internal estimates for the expected cash flows and discount rates used in the present value calculations.
Convertible Senior Notes
As of December 31, 2022, the fair value of our convertible senior notes was $425.0 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 8 to the consolidated financial statements for more information.
5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $72.0 million and $64.2 million for the years ended December 31, 2022 and 2021, respectively. Amortization expense for the deferred costs was $44.0 million, $34.1 million and $21.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. There were no material impairment losses in relation to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Purchase Commitments
We enter into certain non-cancelable agreements with third-party providers primarily for our use of cloud services and cloud infrastructure services in the ordinary course of business. Under these agreements, we are committed to purchase $27.2 million in fiscal year 2023 and $12.7 million in fiscal year 2024.
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

7. Leases
We lease certain office space, residential space, buildings and land with various lease terms through May 2043. Certain office leases include one or more options to renew, with renewal terms that can extend the lease term from 2 to 5 years. The exercise of lease renewal options is at our sole discretion and are assessed whether to factor as part of the lease term at lease inception. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent.
The components of lease expense recognized in the consolidated statements of operations were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Operating lease cost	$5,778	$4,750	$4,475
Finance lease cost:
Amortization of right-of-use assets	880	880	922
Interest on lease obligations	861	956	1,197
Short-term lease cost	3,045	1,667	1,727
Variable lease cost	1,189	1,163	1,214
	$11,753	$9,416	$9,535

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,876	$6,028	$5,350
Finance cash flows from finance leases	1,575	1,705	1,641
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,816	$6,299	$4,121
Finance leases	—	—	—
Other supplemental information related to leases was as follows:

	As of December 31,
	2022	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	5.4	5.7	6.5
Finance leases	20.4	21.4	22.4
Weighted Average Discount Rate
Operating leases	5.4%	4.9%	5.5%
Finance leases	5.5%	5.5%	5.5%

As of December 31, 2022, the aggregate annual lease obligations were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$6,506	$1,315
2024	4,416	1,315
2025	2,769	1,315
2026	1,743	1,315
2027	1,603	1,315
Thereafter	3,864	17,346
Total lease obligations	20,901	23,921
Less: Amount representing interest	(3,079)	(8,834)
Net lease obligations	$17,822	$15,087
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
During the fourth quarter of 2021 one of the conversion conditions was met, specifically, the last reported sale price of our Class A common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2021. As a result, the Notes were classified as current liabilities on the consolidated balance sheet as of December 31, 2021.
As of December 31, 2022 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the consolidated balance sheet as of December 31, 2022. As of December 31, 2022 we have not received any conversion requests for the Notes.
As discussed in Note 1, we adopted ASU 2020‑06 on January 1, 2022 and the Notes are now accounted for as a single liability measured at amortized cost. Upon adoption, interest expense representing the amortization of the issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% over the term of the notes. Prior to the adoption of ASU 2020-06, interest expense representing the amortization of the debt discount and issuance costs as well as contractual interest expense was amortized to interest expense at an effective interest rate of 4.3%. As of December 31, 2022 the if-converted value of the Notes exceeded the principal amount by $16.4 million.
As of December 31, 2022, the remaining life of the Notes is approximately 3.8 years.

The net carrying amount of the liability and equity components of the Notes was as follows (in thousands):

	As of December 31,
	2022	2021
Liability component:
Principal	$345,000	$345,000
Unamortized discount	—	(41,193)
Unamortized issuance costs	(4,743)	(5,146)
Net carrying amount	$340,257	$298,661

Equity component, net of purchase discounts and issuance costs	$—	$58,560
Interest expense related to the Notes is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Contractual interest expense	$3,880	$3,881	$3,880
Amortization of debt discount	—	8,153	7,901
Amortization of issuance costs	1,298	1,018	988
Total interest expense	$5,178	$13,052	$12,769

9. Stockholders' Equity
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
As of December 31, 2022, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options, restricted stock units, and performance restricted stock units. There were no other grants of any other award types under the Plans. On June 1, 2022, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,000,000. As of December 31, 2022, 3,273,308 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017 and was amended and restated on October 28, 2022. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2022, 4,165,047 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of revenue
Subscription and support	$3,437	$2,868	$1,709
Professional services	2,128	1,729	1,434
Operating expenses
Research and development	12,554	9,590	8,100
Sales and marketing	19,323	13,901	11,062
General and administrative	33,218	20,545	23,466
Total	$70,660	$48,633	$45,771

Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2021	1,755,180	$14.42	4.0	$203,720
Granted	—	—
Forfeited	(3,095)	13.26
Expired	(2,970)	3.92
Exercised	(239,943)	13.64
Outstanding at December 31, 2022	1,509,172	$14.57	3.2	$104,737

Exercisable at December 31, 2022	1,509,172	$14.57	3.2	$104,737
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $17.0 million, $123.4 million and $55.8 million, respectively.
No options were granted during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2021, all outstanding options have vested. The total fair value of options vested during the years ended December 31, 2021 and 2020 was approximately $0.9 million and $3.5 million, respectively. As of December 31, 2022 there was no unrecognized compensation expense related to options.
Restricted Stock Units and Performance Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments or with three-year cliff vesting. Restricted stock units granted to non-employee members of our Board of Directors generally have one-year cliff vesting from the date of grant. Performance restricted stock units generally vest in annual tranches over a three-year period.
The recipient of a restricted stock unit award or performance restricted stock unit award under the 2014 Plan will have no rights as a stockholder until share certificates are issued by us. At the Annual Meeting of Stockholders on June 1, 2022, our stockholders approved the amendment and restatement of the Workiva Inc. Amended and Restated 2014 Equity Incentive Plan which prohibits payment of dividends or dividend equivalents on full-value awards prior to the vesting of such award. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards and performance restricted stock unit awards are calculated based on the stock price on the date of grant. Total performance restricted stock units earned may vary based on the attainment of company-specific performance targets during the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021, and 2020 was approximately $57.7 million, $54.9 million, and $27.7 million, respectively.

The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2021	1,891,699	$73.04
Granted	1,101,832	101.61
Forfeited	(123,841)	92.36
Vested(1)	(947,763)	60.66
Unvested at December 31, 2022	1,921,927	$93.80
(1) During the year ended December 31, 2022, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 18,491 shares had elected to defer settlement of the vested restricted stock units and 27,916 were released from deferral. This resulted in total deferred units of 686,444 as of December 31, 2022.
Compensation expense associated with unvested restricted stock units and performance restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2022, there was approximately $132.8 million of total unrecognized compensation expense related to restricted stock units and performance restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.
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
The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2022	2021	2020
ESPP
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.6% - 3.1%	0.1%	0.2% - 1.5%
Expected volatility	45.7% - 58.7%	41.8% - 45.0%	40.6% - 61.0%
The following table summarizes the ESPP activity under the Plan for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
	2022	2021	2020
Shares issued	131,467	148,864	186,855
Weighted-average purchase price	$70.41	$59.52	$38.68
Total proceeds (in thousands)	$9,256	$8,861	$7,227

Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At December 31, 2022, there was approximately $156,000 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.
11. Accumulated Other Comprehensive Income
The following table summarizes the activity of accumulated other comprehensive income during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$178	$109	$287
Other comprehensive (loss) income	(137)	80	(57)
Balance at December 31, 2020	41	189	230
Other comprehensive income (loss)	266	(784)	(518)
Balance at December 31, 2021	307	(595)	(288)
Other comprehensive loss	(4,304)	(2,094)	(6,398)
Balance at December 31, 2022	$(3,997)	$(2,689)	$(6,686)

12. Acquisitions
Fiscal Year 2022
ParsePort ApS
On April 1, 2022, we acquired all of the issued and outstanding equity interests in Denmark-based ParsePort ApS (“ParsePort”), a leading solution provider for the European Single Electronic Format (“ESEF”) financial reporting mandate, which complements Workiva's cloud platform, for $99.2 million net of cash acquired of $1.6 million.
The transaction has been accounted for as a business combination and the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recognized was primarily attributable to the assembled workforce, operational synergies, and strategic benefits that are expected to be achieved and is not deductible for income tax purposes.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$100,744
Total consideration	$100,744

Cash	$1,558
Accounts receivable, net	1,403
Intangible assets	24,000
Goodwill	78,225
Other assets	440
Accounts payable	(29)
Accrued liabilities	(1,444)
Deferred revenue	(3,299)
Other liabilities	(110)
Fair value of assets and liabilities	$100,744
We incurred costs related to the acquisition of approximately $0.6 million during the year ended December 31, 2022. Substantially all acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our consolidated statements of operations.
The amount of revenues and net loss from the ParsePort acquisition included in our consolidated statements of operations for the year ended December 31, 2022 was insignificant.
Fiscal Year 2021
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
OneCloud, Inc.
On July 30, 2021, we acquired all of the equity interest in OneCloud, Inc. (“OneCloud”), an iPaaS company, in order to extend our integration and data preparation capabilities, for $35.1 million, net of cash acquired of $1.5 million.
We previously held an investment in OneCloud which was accounted for as an investment in equity securities. Prior to performing purchase accounting we remeasured the previous ownership interest to fair value, increasing the value to $4.7 million, which resulted in a gain of $3.7 million recorded in other income (expense), net in the consolidated statement of operations.

The transaction has been accounted for as a business combination and the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recognized was primarily attributable to the assembled workforce and strategic benefits that are expected to be achieved and is not deductible for income tax purposes.
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$36,564
Previously held equity interest	4,698
Total consideration	$41,262

Cash	$1,497
Intangible assets	7,000
Goodwill	34,556
Other assets	548
Deferred revenue	(900)
Deferred tax liability	(1,265)
Other liabilities	(174)
Fair value of assets and liabilities	$41,262
We incurred costs related to the acquisition of approximately $0.4 million during the year ended December 31, 2021. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our consolidated statements of operations.
The amount of revenues and net loss from the OneCloud acquisition included in our consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021 were insignificant.
13. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2020	$—
Acquisition and purchase accounting adjustment	34,556
December 31, 2021	34,556
Acquisition	78,225
Foreign currency translation adjustments	(3,041)
December 31, 2022	$109,740

Intangible Assets
The following table presents the components of net intangible assets (in thousands):

	December 31, 2022				December 31, 2021
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$15,705	$(3,849)	$11,856	$7,920	$(701)	$7,219
Acquired customer-related	10.0	14,969	(1,169)	13,800	360	(14)	346
Acquired trade names	2.9	2,151	(861)	1,290	1,478	(21)	1,457
Patents	10.0	2,916	(1,628)	1,288	2,740	(1,328)	1,412
Total	7.1	$35,741	$(7,507)	$28,234	$12,498	$(2,064)	$10,434
Amortization expense related to intangible assets was $5.3 million, $1.1 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

2023	$6,132
2024	5,368
2025	4,639
2026	3,331
2027	2,048
Thereafter	6,716
Total expected amortization expense	$28,234
14. Geographic Information
Revenues by geographical region consisted of the following (in thousands):

	For the year ended December 31,
	2022	2021	2020
Subscription and support revenue
Americas	$408,838	$342,673	$273,574
Other	56,097	36,666	22,303
Professional services revenue
Americas	67,309	58,312	51,142
Other	5,631	5,634	4,575
	$537,875	$443,285	$351,594
Revenues by geography are generally based on the country of the customer as specified in our subscription order. Total Americas revenue attributed to the United States was approximately 93%, 93%, and 94% during each of the years ended December 31, 2022, 2021, and 2020, respectively. No other country represented more than 10% of total revenue during the years presented.

Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	For the year ended December 31,
	2022	2021
United States	$35,790	$40,585
United Kingdom	2,681	4,437
Other	2,557	1,559
	$41,028	$46,581
15. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry as derived from leading software providers (in thousands):

	For the year ended December 31,
	2022	2021	2020
Industrials	$76,970	$59,797	$46,764
Diversified financials	71,975	57,470	44,326
Information technology	62,114	47,697	34,878
Banks	54,973	46,702	39,630
Consumer discretionary	51,961	41,826	34,029
Healthcare	47,892	39,394	30,676
Insurance	32,421	27,206	21,993
Real estate	23,815	21,042	18,070
Energy	23,363	21,093	18,380
Utilities	22,306	21,319	13,561
Materials	21,454	19,357	16,321
Consumer staples	16,829	13,146	10,683
Public administration	15,064	13,719	11,433
Other	16,738	13,517	10,850
Total revenues	$537,875	$443,285	$351,594
The following table presents our revenues disaggregated by type of good or service (in thousands):

	For the year ended December 31,
	2022	2021	2020
Subscription and support	$464,935	$379,340	$295,877
XBRL professional services	54,896	44,763	38,032
Other services	18,044	19,182	17,685
Total revenues	$537,875	$443,285	$351,594

Deferred Revenue
During the year ended December 31, 2022, we recognized $244.4 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2022, revenue of approximately $761.6 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $420.8 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
16. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	For the year ended December 31,
	2022	2021	2020
United States	$(91,210)	$(41,567)	$(50,193)
Foreign	2,210	2,467	1,504
Total	$(89,000)	$(39,100)	$(48,689)
The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	327	98	120
Foreign	1020	479	(148)
Total Current	$1347	$577	$(28)

Deferred
Federal	$—	$(1,252)	$—
State	—	(374)	—
Foreign	600	(321)	(263)
Total Deferred	$600	$(1,947)	$(263)

Total	$1,947	$(1,370)	$(291)
During the years ended December 31, 2022, 2021 and 2020, we recorded a federal income tax benefit of $0, $1.3 million, and $0, respectively. The prior year benefit was related to the OneCloud acquisition. As the reversal of the acquired net deferred tax liabilities will be recognized on future tax returns, these provide an objective source of taxable income. Therefore, a corresponding portion of our valuation allowance has been released to reflect this availability, resulting in a federal and state tax benefit reflected in the table above.

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
The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax benefit at federal statutory rate	$(18,690)	$(8,211)	$(10,225)
State taxes, net of federal benefit	(5,722)	(15,350)	(3,394)
Revaluation of deferred tax items due to tax rate change (state)	—	—	(404)
Section 162(m) limitations	6,083	9,008	6,682
Stock-based compensation	(9,768)	(49,020)	(12,665)
Global intangible low-taxed income inclusion	2,850	2,023	1,855
Permanent items	866	(601)	146
Tax benefit of federal R&D credit	(6,406)	(3,694)	(3,509)
Valuation allowance	32,896	64,602	21,887
Other	(162)	(127)	(664)
Total income tax provision	$1,947	$(1,370)	$(291)

The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Property and equipment	$2,931	$2,770
Accruals and reserves	79	48
Lease liability	7,726	9,014
Compensation and benefits	15,031	15,266
Deferred revenue	31,497	21,709
Net operating loss and credits	138,517	150,448
Interest expense	386	4,035
IRC 174 Capitalization	38,923	—
Other	2,198	546
Total deferred tax assets	237,288	203,836
Valuation allowance	(220,016)	(174,771)
Total deferred tax assets	17,272	29,065
Deferred tax liabilities:
Property and equipment	(104)	(48)
Right-of-use asset	(7,389)	(8,275)
Convertible notes	—	(10,916)
Acquired intangibles	(1,310)	(2,022)
Deferred commissions	(8,212)	(6,761)
Other deferred tax liabilities	(179)	(321)
Deferred tax liabilities	(17,194)	(28,343)
Total	$78	$722
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net US deferred tax asset at December 31, 2022, because we believe it is more likely than not that these benefits will not be realized.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Internal Revenue Code Section 174 to require specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E). Because of this amendment, we generated U.S. taxable income resulting in a deferred tax asset related to the Section 174 amortization of $38.9 million at December 31, 2022. We were able to utilize pre-TCJA NOL carryforwards and state credits to offset this income.
As of December 31, 2022, we have federal and state net operating loss carryforwards of approximately $408.7 million and $373.6 million, respectively, available to reduce any future taxable income. The federal net operating loss carryforwards will expire in varying amounts beginning in 2035. Federal and some state net operating losses incurred after 2017 will have an indefinite carryforward. The state net operating loss carryforwards will expire in varying amounts beginning in 2023. Additionally, we have total net operating loss carryforwards from international operations of $2.9 million that do not expire. We also have approximately $26.2 million of federal and $4.5 million of state tax credit carryforwards as of December 31, 2022. The federal credits will expire in varying amounts between the years 2034 and 2042. The state credits expire beginning in 2023. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.
A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended December 31,
	2022	2021	2020
Unrecognized tax benefits-beginning of period	$180	$195	$178
Additions for tax positions related to prior year	1,400	—	—
Reductions for tax positions related to prior year	—	—	—
Foreign currency adjustments	(10)	(15)	17
Additions for tax positions related to current year	300	—	—
Unrecognized tax benefits-end of period	$1,870	$180	$195
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2022.
We are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2022, tax years for 2018 through 2021 are subject to examination by the tax authorities. Generally, as of December 31, 2022, we are no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2018. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(84,210)	$(6,737)	$(32,724)	$(5,006)	$(39,966)	$(8,432)

Denominator
Weighted-average common shares outstanding - basic and diluted	49,031,441	3,922,638	44,343,177	6,783,333	40,007,839	8,440,327
Basic and diluted net loss per share	$(1.72)	$(1.72)	$(0.74)	$(0.74)	$(1.00)	$(1.00)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2022	2021	2020
Shares subject to outstanding common stock options	1,509,172	1,755,180	2,903,167
Shares subject to unvested restricted stock units and performance restricted stock units	1,921,927	1,891,699	2,904,616
Shares issuable pursuant to the ESPP	112,522	53,877	94,390
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

18. Employee Benefit Plans
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In 2022, we began matching a certain percentage of employee contributions. Both employee and employer contributions vest immediately upon contribution. During the year ended December 31, 2022, our contribution to the 401(k) plan was $5.3 million.
We also maintain a number of defined contribution plans for certain non-U.S. locations. Total employer contributions under these plans were $2.5 million, $1.8 million, and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Short-Term Incentive Plan
On February 17, 2023, the Compensation Committee of our Board of Directors approved the 2023 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2023. The Plan provides executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2023, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the Company.
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the Company.
Martin J. Vanderploeg, Ph.D., 66, has served as our Chief Executive Officer since March 2022. He served as President and Chief Executive Officer from June 2018 to March 2022, and as President and Chief Operating Officer from December 2014 to June 2018. Prior to that, Mr. Vanderploeg served as the Chief Operating Officer and a Managing Director of Workiva LLC from 2008 through December 2014. He has over 20 years of experience in mechanical engineering and advising early stage technology companies. Prior to founding Workiva in 2008, Mr. Vanderploeg was a founder of EAI and served as EAI's Executive Vice President from 1993 until EAI was acquired by Unigraphics Solutions in 2000. Mr. Vanderploeg served as Chief Technology Officer of EAI from 1989 to 1999. Following the acquisition of EAI, Mr. Vanderploeg continued to be an advisor to various technology start-up companies. Prior to EAI, Mr. Vanderploeg was a tenured professor of mechanical engineering at Iowa State University from 1985 to 1993 and was the founder and director of the Iowa State University Visualization Laboratory. Mr. Vanderploeg earned a B.S., M.S. and Ph.D. in mechanical engineering from Michigan State University.
Julie Iskow, 61, has served as our President and Chief Operating Officer since March 2022. She served as Executive Vice President and Chief Operating Officer from October 2019 to March 2022. Prior to joining Workiva, Ms. Iskow served as Chief Technology Officer of Medidata Solutions, Inc. since April 2015, as well as its Executive Vice President of Product Development since July 2016. Ms. Iskow served as Senior Vice President of Global Product Development at Medidata from April 2015 to July 2016. From December 2013 to March 2015, Ms. Iskow served as Chief Information Officer and Senior Vice President at WageWorks, Inc., and prior to that as its Senior Vice President of Product Development and Vice President of Product Development. Ms. Iskow has also served as Vice President of Engineering at Asyst Technologies and GW Associates, Inc. Before joining GW Associates, she was a member of the faculty at the University of Vermont. Ms. Iskow earned a B.S. degree from University of California, Berkeley and an M.S. degree from University of California, Davis.
Jill Klindt, 46, has served as Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since February 2021. She served as Senior Vice President, Chief Accounting Officer and Treasurer from March 2017 to February 2021; as Chief Accounting Officer and Vice President from December 2014 to March 2017, and Senior Director of Finance and Accounting of Workiva LLC from 2008 to December 2014. Prior to joining Workiva, Ms. Klindt served as Financial Analysis Manager at Financial Intelligence, LLC; as a Financial Consultant at Wells Fargo Financial; as a Senior Financial Analyst at CitiMortgage; and a Financial Accounting Analyst at Principal Residential Mortgage. She was also an Accountant of both Prairie iNet and EAI. Ms. Klindt is a Certified Public Accountant (inactive) with a B.S. in Accounting from Iowa State University.

Brandon E. Ziegler, 49, has served as our Executive Vice President, Chief Legal and Administrative Officer and Secretary since March 2022. He served as Executive Vice President, Chief Legal Officer and Corporate Secretary from March 2021 to March 2022. Prior to that, Mr. Ziegler was Senior Vice President and General Counsel from March 2020 to March 2021. Mr. Ziegler was previously Senior Vice President, Deputy General Counsel and Assistant Corporate Secretary at Medidata Solutions, a leading technology and data platform for life sciences from July 2016 to March 2020. Prior to Medidata, Mr. Ziegler was head of ADP’s legal department for multinational corporations as Vice President and Assistant General Counsel from February 2007 to July 2016. Before moving in-house, Mr. Ziegler worked in private practice in New York and has extensive legal experience counseling public and private companies in global corporate development, corporate governance and commercial transactions. He earned a B.A. (cum laude) from Duke University and a J.D. from Brooklyn Law School where he was an international business law fellow.
Michael D. Hawkins, 47, has served as our Executive Vice President, Sales since August 2021. Previously, Mr. Hawkins served as our Senior Vice President of Sales from August 2019 to August 2021, Vice President of Sales from March 2015 to August 2019, Director of Sales from January 2013 through March 2015, Area Sales Manager from January 2012 to December 2012, and Regional Sales Director from August 2010 to December 2011. Prior to joining Workiva, Mr. Hawkins was Business Development Manager at ExactTarget from July 2008 to August 2010, as Account Executive at OnForce from May 2006 to September 2007, and as Account Executive and Director of Sales at Truist (formerly CreateHope, Inc.) from May 2001 to April 2006. Mr. Hawkins earned a B.A. from Miami University and a J.D. from George Washington University Law School.
c)    Delinquent Section 16(a) Reports.
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois.
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
3.Exhibits:

Exhibit Number	Description

3.01	Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

3.02	Bylaws of Workiva Inc. as amended January 9, 2023, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2023.

4.01	Form of the Company’s Class A common stock certificate, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

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

10.16*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022.

10.17*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.18*	Form of Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.19*	Form of Performance Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

21.01	List of Subsidiaries of the Company.

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.01	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

Exhibit Number	Description

31.01	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February, 2023.

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

Signature	Title	Date

/s/ Martin J. Vanderploeg, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Martin J. Vanderploeg, Ph.D.

/s/ Jill Klindt	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)	February 21, 2023
Jill Klindt

/s/ Brigid A. Bonner	Director	February 21, 2023
Brigid A. Bonner

/s/ Michael M. Crow, Ph.D.	Director	February 21, 2023
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 21, 2023
Robert H. Herz

/s/ Julie Iskow	Director	February 21, 2023
Julie Iskow

/s/ David S. Mulcahy	Director	February 21, 2023
David S. Mulcahy

/s/ Suku Radia	Director	February 21, 2023
Suku Radia

S-1