Form 10-Q
period 2023-03-31
WORKIVA INC
filed 2023-05-02
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 27, 2023, there were approximately 49,544,653 shares of the registrant's Class A common stock and 3,845,583 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of March 31, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$195,485	$240,197
Marketable securities	244,338	190,595
Accounts receivable, net of allowance for doubtful accounts of $852 and $744 at March 31, 2023 and December 31, 2022, respectively	77,151	106,316
Deferred costs	39,668	38,350
Other receivables	5,086	6,674
Prepaid expenses and other	23,713	17,957
Total current assets	585,441	600,089

Property and equipment, net	26,049	27,096
Operating lease right-of-use assets	12,714	13,932
Deferred costs, non-current	30,819	33,682
Goodwill	110,997	109,740
Intangible assets, net	27,111	28,234
Other assets	6,943	6,847
Total assets	$800,074	$819,620

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,394	$6,174
Accrued expenses and other current liabilities	79,342	83,999
Deferred revenue	309,781	316,263
Finance lease obligations	511	504
Total current liabilities	396,028	406,940

Convertible senior notes, non-current	340,582	340,257
Deferred revenue, non-current	35,601	38,237
Other long-term liabilities	1,533	1,518
Operating lease liabilities, non-current	10,948	12,102
Finance lease obligations, non-current	14,452	14,583
Total liabilities	799,144	813,637

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 49,386,777 and 48,761,804 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	49	49
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,890,583 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	575,549	537,732
Accumulated deficit	(571,266)	(525,116)
Accumulated other comprehensive loss	(3,406)	(6,686)
Total stockholders’ equity	930	5,983
Total liabilities and stockholders’ equity	$800,074	$819,620

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended March 31,
	2023	2022
Revenue
Subscription and support	$129,664	$107,120
Professional services	20,525	22,554
Total revenue	150,189	129,674
Cost of revenue
Subscription and support	24,133	18,533
Professional services	14,385	12,340
Total cost of revenue	38,518	30,873
Gross profit	111,671	98,801
Operating expenses
Research and development	45,791	35,884
Sales and marketing	70,710	56,100
General and administrative	42,011	23,994
Total operating expenses	158,512	115,978
Loss from operations	(46,841)	(17,177)
Interest income	3,717	280
Interest expense	(1,501)	(1,518)
Other expense, net	(940)	(165)
Loss before provision (benefit) for income taxes	(45,565)	(18,580)
Provision (benefit) for income taxes	585	(87)
Net loss	$(46,150)	$(18,493)
Net loss per common share:
Basic and diluted	$(0.86)	$(0.35)
Weighted-average common shares outstanding - basic and diluted	53,690,242	52,596,228

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended March 31,
	2023	2022
Net loss	$(46,150)	$(18,493)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,701	84
Unrealized gain (loss) on available-for-sale securities	1,579	(1,860)
Other comprehensive income (loss)	3,280	(1,776)
Comprehensive loss	$(42,870)	$(20,269)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

Three Months Ended March 31, 2023
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Stock-based compensation expense	—	—	38,042	—	—	38,042
Issuance of common stock upon exercise of stock options	102	—	1,457	—	—	1,457
Issuance of common stock under employee stock purchase plan	107	—	5,546	—	—	5,546
Issuance of restricted stock units	449	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(78)	—	(7,228)	—	—	(7,228)
Net loss	—	—	—	—	(46,150)	(46,150)
Other comprehensive income	—	—	—	3,280	—	3,280
Balances at March 31, 2023	53,232	$53	$575,549	$(3,406)	$(571,266)	$930

Three Months Ended March 31, 2022
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Stock-based compensation expense	—	—	15,309	—	—	15,309
Issuance of common stock upon exercise of stock options	62	1	824	—	—	825
Issuance of common stock under employee stock purchase plan	53	—	5,218	—	—	5,218
Issuance of restricted stock units	545	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(73)	—	(8,570)	—	—	(8,570)
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Net loss	—	—	—	—	(18,493)	(18,493)
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Balances at March 31, 2022	52,031	$52	$479,867	$(2,064)	$(452,662)	$25,193

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(46,150)	$(18,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,800	1,959
Stock-based compensation expense	38,042	15,309
Provision for (recovery of) doubtful accounts	106	(29)
Realized loss on sale of available-for-sale securities, net	561	—
(Accretion) amortization of premiums and discounts on marketable securities, net	(1,028)	660
Amortization of issuance costs and debt discount	325	324
Deferred income tax	(10)	(211)
Changes in assets and liabilities:
Accounts receivable	29,363	6,581
Deferred costs	1,770	1,444
Operating lease right-of-use asset	1,295	1,301
Other receivables	95	180
Prepaid expenses and other	(5,732)	(1,132)
Other assets	(74)	23
Accounts payable	207	4,364
Deferred revenue	(9,955)	606
Operating lease liability	(1,172)	(1,342)
Accrued expenses and other liabilities	(4,880)	(12,481)
Net cash provided by (used in) operating activities	5,563	(937)

Cash flows from investing activities
Purchase of property and equipment	(198)	(532)
Purchase of marketable securities	(125,815)	(34,148)
Sale of marketable securities	43,713	14,981
Maturities of marketable securities	31,905	26,250
Purchase of intangible assets	(79)	(40)
Net cash (used in) provided by investing activities	(50,474)	6,511

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended March 31,
	2023	2022

Cash flows from financing activities
Proceeds from option exercises	1,457	825
Taxes paid related to net share settlements of stock-based compensation awards	(7,228)	(8,570)
Proceeds from shares issued in connection with employee stock purchase plan	5,546	5,218
Principal payments on finance lease obligations	(124)	(442)
Net cash used in financing activities	(349)	(2,969)
Effect of foreign exchange rates on cash	548	85

Net (decrease) increase in cash and cash equivalents	(44,712)	2,690
Cash and cash equivalents at beginning of period	240,197	300,386
Cash and cash equivalents at end of period	$195,485	$303,076

Supplemental cash flow disclosure
Cash paid for interest	$2,146	$2,165
Cash paid for income taxes, net of refunds	$323	$190

Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$—	$262

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) is on a mission to power transparent reporting for a better world. We believe that consumers, employees, shareholders, and other stakeholders today expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, the Asia-Pacific region and Canada.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services has been higher in the first quarter as many of our customers file their 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. With the exception of September 2020 and September 2021 when we transitioned to a virtual event, sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 21, 2023.
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
None.
New Accounting Pronouncements Not Yet Adopted
None.
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued vacation	$15,481	$12,939
Accrued commissions	6,786	10,841
Accrued bonuses	7,405	5,597
Accrued payroll	4,338	5,318
Estimated health insurance claims	1,894	1,841
Accrued interest	485	1,455
ESPP employee contributions	3,964	5,661
Customer deposits	23,872	25,520
Operating lease liabilities	5,465	5,720
Accrued other liabilities	9,652	9,107
	$79,342	$83,999

3. Cash Equivalents and Marketable Securities
At March 31, 2023, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$99,453	$—	$—	$99,453
Commercial paper	67,828	—	—	67,828
U.S. treasury debt securities	45,195	123	(263)	45,055
U.S. government agency debt securities	18,263	19	—	18,282
Corporate debt securities	113,109	201	(1,114)	112,196
Foreign government debt securities	994	—	(17)	977
	$344,842	$343	$(1,394)	$343,791
Included in cash and cash equivalents	$99,453	$—	$—	$99,453
Included in marketable securities	$245,389	$343	$(1,394)	$244,338
At December 31, 2022, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$182,878	$—	$—	$182,878
U.S. treasury debt securities	72,151	1	(899)	71,253
Corporate debt securities	120,081	62	(1,771)	118,372
Foreign government debt securities	993	—	(23)	970
	$376,103	$63	$(2,693)	$373,473
Included in cash and cash equivalents	$182,878	$—	$—	$182,878
Included in marketable securities	$193,225	$63	$(2,693)	$190,595

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of March 31, 2023
Due within one year	$167,887
Due in one to two years	76,451
$244,338
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of March 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2023
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$24,398	$(153)	$5,839	$(110)
Corporate debt securities	39,998	(464)	30,549	(650)
Foreign government debt securities	977	(17)	—	—
Total	$65,373	$(634)	$36,388	$(760)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2023, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2023, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2023			Fair Value Measurements as of December 31, 2022
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$99,453	$99,453	$—	$182,878	$182,878	$—
Commercial paper	67,828	—	67,828	—	—	—
U.S. treasury debt securities	45,055	—	45,055	71,253	—	71,253
U.S. government agency debt securities	18,282	—	18,282	—	—	—
Corporate debt securities	112,196	—	112,196	118,372	—	118,372
Foreign government debt securities	977	—	977	970	—	970
	$343,791	$99,453	$244,338	$373,473	$182,878	$190,595

Included in cash and cash equivalents	$99,453			$182,878
Included in marketable securities	$244,338			$190,595
Convertible Senior Notes
As of March 31, 2023, the fair value of our convertible senior notes was $484.5 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
During the first quarter of 2023 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of March 31, 2023.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% over the term of the notes. As of March 31, 2023 the if-converted value of the Notes was less than the principal amount by $95.8 million.
As of March 31, 2023, the remaining life of the Notes is approximately 3.4 years.

The net carrying amount of the Notes was as follows (in thousands):

	As of
	March 31, 2023	December 31, 2022
Principal	$345,000	$345,000
Unamortized issuance costs	(4,418)	(4,743)
Net carrying amount	$340,582	$340,257

Interest expense related to the Notes was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Contractual interest expense	$970	$970
Amortization of issuance costs	325	324
Total interest expense	$1,295	$1,294

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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2023	2022
Cost of revenue
Subscription and support	$1,072	$790
Professional services	633	452
Operating expenses
Research and development	4,697	2,725
Sales and marketing	6,958	4,085
General and administrative	24,682	7,257
Total	$38,042	$15,309
During the first quarter of 2023, we recognized an additional $18.1 million in stock-based compensation pursuant to certain transition agreements with former executives who retired during the period.
Stock Options
The following table summarizes the option activity under the Plans for the three months ended March 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2022	1,509,172	$14.57	3.2
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(102,401)	14.23
Outstanding at March 31, 2023	1,406,771	$14.59	3.0

Exercisable at March 31, 2023	1,406,771	$14.59	3.0
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plans for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2022	1,921,927	$93.80
Granted	860,651	92.24
Forfeited	(26,980)	100.61
Vested(1)	(435,117)	91.72
Unvested at March 31, 2023	2,320,481	$93.27

(1) During the three months ended March 31, 2023, in accordance with our Nonqualified Deferred Compensation Plan, recipients elected not to defer settlement of their vested restricted stock units and 14,068 shares were released from deferral.
Employee Stock Purchase Plan
During the three months ended March 31, 2023, 107,125 shares of common stock were purchased under the ESPP at a weighted-average price of $51.77 per share, resulting in cash proceeds of $5.5 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At March 31, 2023, there was approximately $1.6 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.
8. Revenue Recognition
Disaggregation of Revenue
Revenues by industry are derived from leading software providers. The following table presents our revenues disaggregated by industry (in thousands):

	Three months ended March 31,
	2023	2022
Industrials	$21,936	$18,570
Diversified financials	21,423	17,127
Information technology	16,621	14,637
Banks	15,502	12,985
Consumer discretionary	14,354	12,218
Healthcare	12,968	11,625
Insurance	8,964	7,777
Real estate	6,686	6,076
Energy	6,562	5,746
Materials	5,871	5,674
Utilities	5,537	5,960
Consumer staples	4,445	4,060
Public administration	4,341	3,402
Other	4,979	3,817
Total revenues	$150,189	$129,674
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended March 31,
	2023	2022
Subscription and support	$129,664	$107,120
XBRL professional services	16,733	17,693
Other services	3,792	4,861
Total revenues	$150,189	$129,674

Deferred Revenue
We recognized $118.4 million and $98.0 million of revenue during the three months ended March 31, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2023, we expect revenue of approximately $777.5 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $435.3 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(42,819)	$(3,331)	$(17,079)	$(1,414)

Denominator
Weighted-average common shares outstanding - basic and diluted	49,815,159	3,875,083	48,575,645	4,020,583
Basic and diluted net loss per share	$(0.86)	$(0.86)	$(0.35)	$(0.35)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2023	March 31, 2022
Shares subject to outstanding common stock options	1,406,771	1,692,943
Shares subject to unvested restricted stock units and performance restricted stock units	2,320,481	1,966,276
Shares issuable pursuant to the ESPP	99,352	64,043
In addition, as of March 31, 2023 and 2022 approximately 4.3 million shares of our Class A common stock underlying our Convertible Senior Notes were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they are considered anti-dilutive. We use the if-converted method for calculating any potential dilutive effect of the Notes on diluted net income per share, if applicable.

10. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$15,835	$(4,759)	$11,076	$15,705	$(3,849)	$11,856
Acquired customer-related	10.0	15,213	(1,574)	13,639	14,969	(1,169)	13,800
Acquired trade names	2.9	2,162	(1,082)	1,080	2,151	(861)	1,290
Patents	10.0	2,995	(1,679)	1,316	2,916	(1,628)	1,288
Total	7.2	$36,205	$(9,094)	$27,111	$35,741	$(7,507)	$28,234
Amortization expense related to intangible assets was $1.5 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2023	$4,640
2024	5,432
2025	4,701
2026	3,391
2027	2,086
Thereafter	6,861
Total expected amortization expense	$27,111

The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2022	$109,740
Foreign currency translation adjustments	1,257
March 31, 2023	$110,997

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2023. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva’s mission is to power transparent reporting for a better world. We believe that consumers, employees, shareholders, and other stakeholders today expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Additionally, we offer the only unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, Environmental, Social, and Governance (“ESG”), and Governance, Risk, and Compliance (“GRC”) together in a controlled, secure, audit-ready platform.
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
Workiva provides more than 4,800 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, we organize our sales and marketing resources into four purpose-built solution groups focusing primarily on the office of the Chief Financial Officer (“CFO”): financial reporting, ESG, GRC, and industry verticals. Workiva also serves approximately 900 customers with non-platform, eXtensible Business Reporting Language ("XBRL")-tagging services, primarily through ParsePort, an XBRL conversion software company Workiva acquired in 2022.
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

We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,465 at March 31, 2023 from 2,230 at March 31, 2022, an increase of 10.5%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $150.2 million during the three months ended March 31, 2023 from $129.7 million during the three months ended March 31, 2022. We incurred a net loss of $46.2 million during the three months ended March 31, 2023 compared to $18.5 million during the three months ended March 31, 2022.
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
We continue to invest for future growth and are focused on several key drivers, including focusing on multi-solution adoption by new and existing customers, further developing our partner program, accelerating international expansion and developing our fit-for-purpose solutions. These growth drivers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses.
Impact of COVID-19
We do not believe that the COVID-19 pandemic has adversely affected our business. We have been able to maintain business continuity and have experienced no pandemic-related employee furloughs or layoffs. We have remote-work options available for most employees, while permitting in-person collaboration at our various offices. We continue to monitor and update our practices in response to changes in the COVID-19 workplace safety and health standards established by the Occupational Safety and Health Administration (“OSHA”) and guidance provided by the Centers for Disease Control and Prevention (“CDC”). We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business, including the possibility of future disruption to Workiva's operations from potential new variants.
Effects of Volatility in the IPO/SPAC Markets
In the United States, volatility in the public markets led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) in 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. Reduced valuation multiples caused by higher interest rates, inflation, and geopolitical instability could continue to negatively impact the number of IPOs and SPACs in fiscal year 2023. Accordingly, this volatility could continue to apply pressure to new sales of our SEC and capital markets solutions. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.

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
Investment in growth. We plan to continue to invest in the development of our platform, fit-for-purpose solutions and application marketplace to enhance our current offerings and build new features. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in Europe, the Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") regions.

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
Key Performance Indicators

	Three months ended March 31,
	2023	2022

	(dollars in thousands)
Financial metrics
Total revenue	$150,189	$129,674
Percentage increase in total revenue	15.8%	24.4%
Subscription and support revenue	$129,664	$107,120
Percentage increase in subscription and support revenue	21.0%	26.1%
Subscription and support as a percent of total revenue	86.3%	82.6%

	As of March 31,
	2023	2022
Operating metrics
Number of customers	5,754	4,408
Subscription and support revenue retention rate	97.9%	97.7%
Subscription and support revenue retention rate including add-ons	109.2%	109.2%
Number of customers with annual contract value $100k+	1,363	1,124
Number of customers with annual contract value $150k+	746	603
Number of customers with annual contract value $300k+	247	186
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. As of March 31, 2023, our total customer count includes 919 ParsePort ESEF customers.
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
Our subscription and support revenue retention rate was 97.9% as of March 31, 2023, up slightly from 97.7% as of March 31, 2022. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter. Our subscription and support revenue retention rate as of March 31, 2023 does not include ParsePort due to lack of comparable data in the prior year.
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
Our subscription and support revenue retention rate including add-ons was 109.2% as of the quarter ended March 31, 2023, flat from 109.2% as of March 31, 2022. Our subscription and support revenue retention rate including add-ons as of March 31, 2023 does not include ParsePort due to lack of comparable data in the prior year.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform. Our ACV metrics as of March 31, 2023 include information related to ParsePort.

	Three months ended March 31,
	2023	2022
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	63.9%	61.3%
Subscription and support revenue from customers with annual contract value of $150k+ as a percent of total subscription and support revenue	49.5%	46.6%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	30.0%	26.9%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2023 and 2022, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2023	2022

	(in thousands)
Revenue
Subscription and support	$129,664	$107,120
Professional services	20,525	22,554
Total revenue	150,189	129,674
Cost of revenue
Subscription and support(1)	24,133	18,533
Professional services(1)	14,385	12,340
Total cost of revenue	38,518	30,873
Gross profit	111,671	98,801
Operating expenses
Research and development(1)	45,791	35,884
Sales and marketing(1)	70,710	56,100
General and administrative(1)	42,011	23,994
Total operating expenses	158,512	115,978
Loss from operations	(46,841)	(17,177)
Interest income	3,717	280
Interest expense	(1,501)	(1,518)
Other expense, net	(940)	(165)
Loss before provision for income taxes	(45,565)	(18,580)
Provision (benefit) for income taxes	585	(87)
Net loss	$(46,150)	$(18,493)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2023	2022

	(in thousands)
Cost of revenue
Subscription and support	$1,072	$790
Professional services	633	452
Operating expenses
Research and development	4,697	2,725
Sales and marketing	6,958	4,085
General and administrative	24,682	7,257
Total stock-based compensation expense	$38,042	$15,309

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2023	2022
Revenue
Subscription and support	86.3%	82.6%
Professional services	13.7	17.4
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	16.1	14.3
Professional services	9.6	9.5
Total cost of revenue	25.7	23.8
Gross profit	74.3	76.2
Operating expenses
Research and development	30.5	27.7
Sales and marketing	47.1	43.3
General and administrative	28.0	18.5
Total operating expenses	105.6	89.5
Loss from operations	(31.3)	(13.3)
Interest income	2.5	0.2
Interest expense	(1.0)	(1.2)
Other expense, net	(0.6)	(0.1)
Loss before provision for income taxes	(30.4)	(14.4)
Provision (benefit) for income taxes	0.4	(0.1)
Net loss	(30.8)%	(14.3)%
Comparison of Three Months Ended March 31, 2023 and 2022
Revenue

	Three months ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Revenue
Subscription and support	$129,664	$107,120	21.0%
Professional services	20,525	22,554	(9.0)%
Total revenue	$150,189	$129,674	15.8%

Total revenue increased $20.5 million for the three months ended March 31, 2023 compared to the same quarter a year ago due primarily to a $22.5 million increase in subscription and support revenue. Growth in subscription and support revenue in the first quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Professional services revenue decreased $2.0 million for the three months ended March 31, 2023 compared to the same quarter a year ago. The decrease was driven primarily by the timing of performance of XBRL services between quarters and the continued transition of consulting and other services to our partners. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$24,133	$18,533	30.2%
Professional services	14,385	12,340	16.6%
Total cost of revenue	$38,518	$30,873	24.8%
Cost of revenue increased $7.6 million during the three months ended March 31, 2023 compared to the same quarter a year ago due primarily to $4.9 million in higher cash-based compensation and benefits costs due in part to increased headcount, $0.5 million of additional stock-based compensation, a $0.4 million increase in travel expense, and a $1.2 million increase in the cost of cloud infrastructure services. The increases in headcount and cloud infrastructure services resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a modest continued return to travel.
Operating Expenses

	Three months ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Operating expenses
Research and development	$45,791	$35,884	27.6%
Sales and marketing	70,710	56,100	26.0%
General and administrative	42,011	23,994	75.1%
Total operating expenses	$158,512	$115,978	36.7%

Research and Development
Research and development expenses increased $9.9 million during the three months ended March 31, 2023 compared to the same quarter a year ago due primarily to $5.3 million in higher cash-based compensation and benefits, $2.0 million of additional stock-based compensation, a $2.0 million increase in travel and conference expense, and a $0.4 million increase related to the amortization of acquisition-related intangible assets. The increase in compensation was primarily driven by an increase in employee headcount compared to the same quarter a year ago as we continue to invest in our platform and solutions. In the first quarter of 2023, we recognized an additional $0.7 million in stock-based compensation pursuant to certain severance obligations. The increase in travel expense was primarily due to our annual research and development conference which was held in the first quarter of 2023. In the prior year the conference was held during the second quarter. The increase in the amortization of acquisition-related intangible assets relates to our acquisition of ParsePort which occurred in the second quarter of 2022 and therefore was not included in the prior year comparable figures.
Sales and Marketing
Sales and marketing expenses increased $14.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due primarily to $6.3 million in higher cash-based compensation and benefits, $2.9 million of additional stock-based compensation, a $3.0 million increase in travel and conference expense, a $0.4 million increase in the cost of marketing programs, a $1.1 million increase in professional services, and a $0.4 million increase related to the amortization of acquisition-related intangible assets. In the first quarter of 2023, we recognized an additional $1.6 million in cash-based and stock-based compensation pursuant to certain severance obligations. The remaining increase in compensation was primarily due to an increase in employee headcount and sales commissions as we continue to invest in our go-to-market activities. The increase in travel expense was primarily due to our annual sales and marketing conference which was held in person in the first quarter of 2023. The conference was held virtually in the prior year. The increase in the amortization of acquisition-related intangible assets relates to our acquisition of ParsePort which occurred in the second quarter of 2022 and therefore was not included in the prior year comparable figures.
General and Administrative
General and administrative expenses increased $18.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due primarily to $1.9 million in higher cash-based compensation and benefits and $17.5 million of additional stock-based compensation partially offset by a $0.7 million decrease related to recruiting and professional service fees and a $1.1 million decrease in goods and service tax expense. During the first quarter of 2023, we recognized an additional $1.4 million and $18.1 million in cash-based compensation and stock-based compensation, respectively, pursuant to certain transition agreements with former executives. The decrease in sales tax expense was related to a goods and services tax refund which is not expected to recur.

Non-Operating Income (Expenses)

	Three months ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Interest income	$3,717	$280	1227.5%
Interest expense	(1,501)	(1,518)	(1.1)%
Other expense, net	(940)	(165)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other Expense, Net
During the three months ended March 31, 2023, interest income increased $3.4 million compared to the same period a year ago due primarily to higher interest rates on investments. Interest expense remained relatively flat compared to the same period a year ago. Other expense, net increased $0.8 million compared to the same period a year ago due primarily to losses on the sale of available-for-sale securities and losses on foreign currency transactions.
Results of Operations for Fiscal 2022 Compared to 2021
For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $439.8 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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

Cash Flows

	Three months ended March 31,
	2023	2022

	(in thousands)
Cash flow provided by (used in) operating activities	$5,563	$(937)
Cash flow (used in) provided by investing activities	(50,474)	6,511
Cash flow used in financing activities	(349)	(2,969)
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(44,712)	$2,690
Operating Activities
For the three months ended March 31, 2023, cash provided by operating activities was $5.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $46.2 million, adjusted for non-cash charges of $2.8 million for depreciation and amortization of our property and equipment and intangible assets, $38.0 million of stock-based compensation expense, $1.0 million for the accretion of premiums and discounts on marketable securities, and a $10.9 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $5.7 million increase in prepaid expenses offset by a $10.0 million decrease in deferred revenue, and a $4.9 million decrease in accrued expenses and other liabilities, $29.4 million decrease in accounts receivable and a $1.8 million decrease in deferred costs. The decrease in deferred revenue was due in part to a reduction of multi-year prepaid customer contracts and timing of contract renegotiations. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increase in prepaid expenses as well as the decreases in accounts receivable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments.
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
Investing Activities
Cash used in investing activities of $50.5 million for the three months ended March 31, 2023 was due primarily to $125.8 million in purchases of marketable securities partially offset by $43.7 million from the sale of marketable securities and $31.9 million from maturities of marketable securities.

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
Financing Activities
Cash used in financing activities of $0.3 million for the three months ended March 31, 2023 was due primarily to $7.2 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $1.5 million in proceeds from option exercises and $5.5 million in proceeds from shares issued in connection with our employee stock purchase plan.
Cash used in financing activities of $3.0 million for the three months ended March 31, 2022 was due primarily to $8.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $0.8 million in proceeds from option exercises and $5.2 million in proceeds from shares issued in connection with our employee stock purchase plan.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
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
During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2023 to the risk factors that were included in the Form 10-K, other than what is set forth immediately below.
Recent events affecting the financial services industry could have an adverse impact on the Company's business operations, financial condition and results of operations.
The closures of Silicon Valley Bank and Signature Bank in March of 2023 have created bank-specific and broader financial institution liquidity risks and concerns. While the Company did not have any material deposits at either bank, some of our customers may have deposits with them, which could have an adverse impact on the ability of our customers to pay amounts they owe to us.
More generally, these events have resulted in market disruption and volatility and could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. The future effect of these events on the financial services industry and broader economy are unknown and difficult to predict but could include failures of other financial institutions to which we or our customers face direct or more significant exposure, as well as other risks not yet identified. Any of these effects could have material adverse impacts on our liquidity, our current and/or projected business operations and financial condition and our results of operations.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended March 31, 2023 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 2023	—	$—	—	—
February 2023	72,374	91.95	—	—
March 2023	6,436	89.00	—	—
Total	78,810	$91.71	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 31, 2023.

10.2	Form of Performance Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 31, 2023.

10.3
Transition Agreement, dated February 21, 2023, between the Company and Martin J. Vanderploeg incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2023.

10.4	Employment Agreement, dated February 21, 2023, between the Company and Julie Iskow incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 21, 2023.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2023.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

S-1