Form 10-Q
period 2023-06-30
WORKIVA INC
filed 2023-08-03
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 28, 2023, there were approximately 49,819,028 shares of the registrant's Class A common stock and 3,845,583 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of June 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$198,939	$240,197
Marketable securities	267,312	190,595
Accounts receivable, net of allowance for doubtful accounts of $796 and $744 at June 30, 2023 and December 31, 2022, respectively	84,272	106,316
Deferred costs	38,471	38,350
Other receivables	5,472	6,674
Prepaid expenses and other	25,419	17,957
Total current assets	619,885	600,089

Property and equipment, net	25,380	27,096
Operating lease right-of-use assets	11,493	13,932
Deferred costs, non-current	30,810	33,682
Goodwill	111,154	109,740
Intangible assets, net	25,643	28,234
Other assets	6,430	6,847
Total assets	$830,795	$819,620

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,312	$6,174
Accrued expenses and other current liabilities	91,118	83,999
Deferred revenue	327,365	316,263
Finance lease obligations	518	504
Total current liabilities	424,313	406,940

Convertible senior notes, non-current	340,907	340,257
Deferred revenue, non-current	39,822	38,237
Other long-term liabilities	1,527	1,518
Operating lease liabilities, non-current	9,749	12,102
Finance lease obligations, non-current	14,320	14,583
Total liabilities	830,638	813,637

Stockholders’ equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 49,687,878 and 48,761,804 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	50	49
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,890,583 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	595,693	537,732
Accumulated deficit	(592,176)	(525,116)
Accumulated other comprehensive loss	(3,414)	(6,686)
Total stockholders’ equity	157	5,983
Total liabilities and stockholders’ equity	$830,795	$819,620

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Subscription and support	$136,772	$113,353	$266,436	$220,473
Professional services	18,250	18,196	38,775	40,750
Total revenue	155,022	131,549	305,211	261,223
Cost of revenue
Subscription and support	25,083	18,915	49,216	37,448
Professional services	14,421	13,322	28,806	25,662
Total cost of revenue	39,504	32,237	78,022	63,110
Gross profit	115,518	99,312	227,189	198,113
Operating expenses
Research and development	42,697	39,177	88,488	75,061
Sales and marketing	71,882	64,219	142,592	120,319
General and administrative	23,627	24,108	65,638	48,102
Total operating expenses	138,206	127,504	296,718	243,482
Loss from operations	(22,688)	(28,192)	(69,529)	(45,369)
Interest income	4,535	605	8,252	885
Interest expense	(1,499)	(1,512)	(3,000)	(3,030)
Other (expense) income, net	(439)	668	(1,379)	503
Loss before provision for income taxes	(20,091)	(28,431)	(65,656)	(47,011)
Provision for income taxes	819	430	1,404	343
Net loss	$(20,910)	$(28,861)	$(67,060)	$(47,354)
Net loss per common share:
Basic and diluted	$(0.39)	$(0.55)	$(1.25)	$(0.90)
Weighted-average common shares outstanding - basic and diluted	54,009,963	52,850,470	53,850,986	52,724,051

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(20,910)	$(28,861)	$(67,060)	$(47,354)
Other comprehensive (loss) income
Foreign currency translation adjustment	308	(6,172)	2,009	(6,088)
Unrealized (loss) gain on available-for-sale securities	(316)	(554)	1,263	(2,414)
Other comprehensive (loss) income	(8)	(6,726)	3,272	(8,502)
Comprehensive loss	$(20,918)	$(35,587)	$(63,788)	$(55,856)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

Six Months Ended June 30, 2023
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Stock-based compensation expense	—	—	38,042	—	—	38,042
Issuance of common stock upon exercise of stock options	102	—	1,457	—	—	1,457
Issuance of common stock under employee stock purchase plan	107	—	5,546	—	—	5,546
Issuance of restricted stock units	449	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(78)	—	(7,228)	—	—	(7,228)
Net loss	—	—	—	—	(46,150)	(46,150)
Other comprehensive income	—	—	—	3,280	—	3,280
Balances at March 31, 2023	53,232	$53	$575,549	$(3,406)	$(571,266)	$930
Stock-based compensation expense	—	—	20,610	—	—	20,610
Issuance of common stock upon exercise of stock options	47	1	746	—	—	747
Issuance of restricted stock units	266	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(12)	—	(1,212)	—	—	(1,212)
Net loss	—	—	—	—	(20,910)	(20,910)
Other comprehensive loss	—	—	—	(8)	—	(8)
Balances at June 30, 2023	53,533	$54	$595,693	$(3,414)	$(592,176)	$157

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(in thousands) (unaudited)
Six Months Ended June 30, 2022
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Stock-based compensation expense	—	—	15,309	—	—	15,309
Issuance of common stock upon exercise of stock options	62	1	824	—	—	825
Issuance of common stock under employee stock purchase plan	53	—	5,218	—	—	5,218
Issuance of restricted stock units	545	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(73)	—	(8,570)	—	—	(8,570)
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Net loss	—	—	—	—	(18,493)	(18,493)
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Balances at March 31, 2022	52,031	$52	$479,867	$(2,064)	$(452,662)	$25,193
Stock-based compensation expense	—	—	18,447	—	—	18,447
Issuance of common stock upon exercise of stock options	76	—	1,145	—	—	1,145
Issuance of restricted stock units	144	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(12)	—	(1,344)	—	—	(1,344)
Net loss	—	—	—	—	(28,861)	(28,861)
Other comprehensive loss	—	—	—	(6,726)	—	(6,726)
Balances at June 30, 2022	52,239	$52	$498,115	$(8,790)	$(481,523)	$7,854

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash flows from operating activities
Net loss	$(20,910)	$(28,861)	$(67,060)	$(47,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,867	2,725	5,667	4,684
Stock-based compensation expense	20,610	18,447	58,652	33,756
(Recovery of) provision for doubtful accounts	(57)	20	49	(9)
Realized loss on sale of available-for-sale securities, net	147	—	708	—
(Accretion) amortization of premiums and discounts on marketable securities, net	(1,572)	453	(2,600)	1,113
Amortization of issuance costs and debt discount	325	324	650	648
Deferred income tax	7	63	(3)	(148)
Changes in assets and liabilities:
Accounts receivable	(6,886)	(4,844)	22,477	1,737
Deferred costs	1,362	(2,734)	3,132	(1,290)
Operating lease right-of-use asset	1,268	1,307	2,563	2,608
Other receivables	(381)	385	(286)	565
Prepaid expenses and other	(1,705)	(1,591)	(7,437)	(2,723)
Other assets	510	12	436	35
Accounts payable	(1,088)	(2,300)	(881)	2,064
Deferred revenue	21,060	13,192	11,105	13,798
Operating lease liability	(1,207)	(1,302)	(2,379)	(2,644)
Accrued expenses and other liabilities	11,629	13,388	6,749	907
Net cash provided by operating activities	25,979	8,684	31,542	7,747

Cash flows from investing activities
Purchase of property and equipment	(639)	(671)	(837)	(1,203)
Purchase of marketable securities	(51,204)	(23,798)	(177,019)	(57,946)
Sale of marketable securities	21,339	—	65,052	14,981
Maturities of marketable securities	8,000	40,536	39,905	66,786
Acquisitions, net of cash acquired	—	(99,186)	—	(99,186)
Purchase of intangible assets	(40)	(6)	(119)	(46)
Net cash used in investing activities	(22,544)	(83,125)	(73,018)	(76,614)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Cash flows from financing activities
Proceeds from option exercises	747	1,145	2,204	1,970
Taxes paid related to net share settlements of stock-based compensation awards	(1,212)	(1,344)	(8,440)	(9,914)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	5,546	5,218
Principal payments on finance lease obligations	(125)	(446)	(249)	(888)
Net cash used in financing activities	(590)	(645)	(939)	(3,614)
Effect of foreign exchange rates on cash	609	(1,737)	1,157	(1,652)

Net increase (decrease) in cash and cash equivalents	3,454	(76,823)	(41,258)	(74,133)
Cash and cash equivalents at beginning of period	195,485	303,076	240,197	300,386
Cash and cash equivalents at end of period	$198,939	$226,253	$198,939	$226,253

Supplemental cash flow disclosure
Cash paid for interest	$204	$218	$2,350	$2,383
Cash paid for income taxes, net of refunds	$1,198	$438	$1,521	$628

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
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
Recently Adopted Accounting Pronouncements
None.
New Accounting Pronouncements Not Yet Adopted
None.
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued vacation	$16,196	$12,939
Accrued commissions	8,508	10,841
Accrued bonuses	14,668	5,597
Accrued payroll	4,190	5,318
Estimated health insurance claims	1,939	1,841
Accrued interest	1,455	1,455
ESPP employee contributions	7,075	5,661
Customer deposits	23,431	25,520
Operating lease liabilities	5,073	5,720
Accrued other liabilities	8,583	9,107
	$91,118	$83,999

3. Cash Equivalents and Marketable Securities
At June 30, 2023, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$130,774	$—	$—	$130,774
Commercial paper	78,820	—	—	78,820
U.S. treasury debt securities	53,749	—	(353)	53,396
U.S. government agency debt securities	22,088	—	(58)	22,030
Corporate debt securities	115,026	23	(961)	114,088
Foreign government debt securities	996	—	(18)	978
	$401,453	$23	$(1,390)	$400,086
Included in cash and cash equivalents	$132,774	$—	$—	$132,774
Included in marketable securities	$268,679	$23	$(1,390)	$267,312
At December 31, 2022, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$182,878	$—	$—	$182,878
U.S. treasury debt securities	72,151	1	(899)	71,253
Corporate debt securities	120,081	62	(1,771)	118,372
Foreign government debt securities	993	—	(23)	970
	$376,103	$63	$(2,693)	$373,473
Included in cash and cash equivalents	$182,878	$—	$—	$182,878
Included in marketable securities	$193,225	$63	$(2,693)	$190,595

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of June 30, 2023
Due within one year	$204,212
Due in one to two years	63,100
$267,312
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of June 30, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2023
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$45,910	$(291)	$6,486	$(62)
U.S. government agency debt securities	22,030	(58)	—	—
Corporate debt securities	73,616	(493)	33,255	(468)
Foreign government debt securities	—	—	978	(18)
Total	$141,556	$(842)	$40,719	$(548)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2023, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2023, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2023			Fair Value Measurements as of December 31, 2022
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$130,774	$130,774	$—	$182,878	$182,878	$—
Commercial paper	78,820	—	78,820	—	—	—
U.S. treasury debt securities	53,396	—	53,396	71,253	—	71,253
U.S. government agency debt securities	22,030	—	22,030	—	—	—
Corporate debt securities	114,088	—	114,088	118,372	—	118,372
Foreign government debt securities	978	—	978	970	—	970
	$400,086	$130,774	$269,312	$373,473	$182,878	$190,595

Included in cash and cash equivalents	$132,774			$182,878
Included in marketable securities	$267,312			$190,595
Convertible Senior Notes
As of June 30, 2023, the fair value of our convertible senior notes was $484.7 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
During the second quarter of 2023 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of June 30, 2023.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% over the term of the notes. As of June 30, 2023 the if-converted value of the Notes exceeded the principal amount by $92.5 million.
As of June 30, 2023, the remaining life of the Notes is approximately 3.2 years.

The net carrying amount of the Notes was as follows (in thousands):

	As of
	June 30, 2023	December 31, 2022
Principal	$345,000	$345,000
Unamortized issuance costs	(4,093)	(4,743)
Net carrying amount	$340,907	$340,257

Interest expense related to the Notes was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$970	$970	$1,940	$1,940
Amortization of issuance costs	325	324	650	648
Total interest expense	$1,295	$1,294	$2,590	$2,588

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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenue
Subscription and support	$1,413	$912	$2,485	$1,702
Professional services	667	593	1,300	1,045
Operating expenses
Research and development	4,825	3,148	9,522	5,873
Sales and marketing	6,703	5,646	13,661	9,731
General and administrative	7,002	8,148	31,684	15,405
Total	$20,610	$18,447	$58,652	$33,756
During the first six months of 2023, we recognized an additional $18.1 million in stock-based compensation pursuant to certain transition agreements with former executives who retired during the period.
Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2022	1,509,172	$14.57	3.2
Granted	—	—
Forfeited	(10)	13.60
Expired	—	—
Exercised	(150,046)	14.69
Outstanding at June 30, 2023	1,359,116	$14.56	2.7

Exercisable at June 30, 2023	1,359,116	$14.56	2.7
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plans for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2022	1,921,927	$93.80
Granted	996,365	93.10
Forfeited	(71,375)	91.54
Vested(1)	(585,175)	85.35
Unvested at June 30, 2023	2,261,742	$95.51

(1) During the six months ended June 30, 2023, in accordance with our Nonqualified Deferred Compensation Plan, recipients elected to defer settlement of 2,925 shares of their vested restricted stock units and 132,518 shares were released from deferral.
Employee Stock Purchase Plan
During the six months ended June 30, 2023, 107,125 shares of common stock were purchased under the ESPP at a weighted-average price of $51.77 per share, resulting in cash proceeds of $5.5 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At June 30, 2023, there was approximately $0.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.
8. Revenue Recognition
Disaggregation of Revenue
Revenues by industry are derived from leading software providers. The following table presents our revenues disaggregated by industry (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Industrials	$23,273	$19,018	$45,133	$37,588
Diversified financials	22,566	17,265	43,989	34,392
Information technology	17,263	15,498	33,884	30,135
Banks	15,101	13,087	30,622	26,072
Consumer discretionary	14,933	12,628	29,309	24,846
Healthcare	13,432	11,832	26,400	23,457
Insurance	9,342	7,745	18,305	15,522
Energy	6,703	5,846	13,301	11,592
Real estate	6,479	5,928	13,165	12,004
Materials	5,668	5,159	11,539	10,833
Utilities	5,774	5,457	11,311	11,417
Public administration	4,527	3,794	8,868	7,196
Consumer staples	4,542	4,148	8,988	8,208
Other	5,419	4,144	10,397	7,961
Total revenues	$155,022	$131,549	$305,211	$261,223
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Subscription and support	$136,772	$113,353	$266,436	$220,473
XBRL professional services	14,431	13,517	31,164	31,210
Other services	3,819	4,679	7,611	9,540
Total revenues	$155,022	$131,549	$305,211	$261,223

Deferred Revenue
We recognized $122.5 million and $101.1 million of revenue during the three months ended June 30, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $212.6 million and $173.2 million of revenue during the six months ended June 30, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2023, we expect revenue of approximately $817.4 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $454.7 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(19,421)	$(1,489)	$(26,736)	$(2,125)

Denominator
Weighted-average common shares outstanding - basic and diluted	50,164,380	3,845,583	48,959,887	3,890,583
Basic and diluted net loss per share	$(0.39)	$(0.39)	$(0.55)	$(0.55)

	Six months ended
	June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(62,253)	$(4,807)	$(43,802)	$(3,552)

Denominator
Weighted-average common shares outstanding - basic and diluted	49,990,734	3,860,252	48,768,827	3,955,224
Basic and diluted net loss per share	$(1.25)	$(1.25)	$(0.90)	$(0.90)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2023	June 30, 2022
Shares subject to outstanding common stock options	1,359,116	1,612,619
Shares subject to unvested restricted stock units and performance restricted stock units	2,261,742	1,977,282
Shares issuable pursuant to the ESPP	96,892	60,892
In addition, as of June 30, 2023 and 2022 approximately 4.3 million shares of our Class A common stock underlying our Convertible Senior Notes were excluded from the weighted-average shares used to calculate the diluted net loss per common share as they are considered anti-dilutive. We use the if-converted method for calculating any potential dilutive effect of the Notes on diluted net income per share, if applicable.

10. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$15,851	$(5,654)	$10,197	$15,705	$(3,849)	$11,856
Acquired customer-related	10.0	15,244	(1,964)	13,280	14,969	(1,169)	13,800
Acquired trade names	3.0	2,164	(1,301)	863	2,151	(861)	1,290
Patents	10.0	3,035	(1,732)	1,303	2,916	(1,628)	1,288
Total	7.2	$36,294	$(10,651)	$25,643	$35,741	$(7,507)	$28,234

Amortization expense related to intangible assets was $1.5 million during the three months ended June 30, 2023 and 2022, and $3.1 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2023	$3,091
2024	5,446
2025	4,712
2026	3,401
2027	2,094
Thereafter	6,899
Total expected amortization expense	$25,643
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2022	$109,740
Foreign currency translation adjustments	1,414
June 30, 2023	$111,154

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
Workiva provides more than 4,900 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, we organize our sales and marketing resources into four purpose-built solution groups focusing primarily on the office of the Chief Financial Officer (“CFO”): financial reporting, ESG, GRC, and industry verticals. Workiva also serves approximately 900 customers with non-platform, eXtensible Business Reporting Language ("XBRL")-tagging services, primarily through ParsePort, an XBRL conversion software company Workiva acquired in 2022.
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

We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount increased to 2,508 at June 30, 2023 from 2,375 at June 30, 2022, an increase of 5.6%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $155.0 million and $305.2 million during the three and six months ended June 30, 2023, respectively from $131.5 million and $261.2 million during the three and six months ended June 30, 2022, respectively. We incurred a net loss of $20.9 million and $67.1 million during the three and six months ended June 30, 2023, respectively compared to $28.9 million and $47.4 million during the three and six months ended June 30, 2022, respectively.
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
Effects of Volatility in the IPO/SPAC Markets
In the United States, volatility in the public markets led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) in 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. Reduced valuation multiples caused by higher interest rates, inflation, and geopolitical instability continue to negatively impact the number of IPOs and SPACs in fiscal year 2023. Accordingly, this volatility continues to apply pressure to new sales of our SEC and capital markets solutions. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Financial metrics
Total revenue	$155,022	$131,549	$305,211	$261,223
Percentage increase in total revenue	17.8%	24.6%	16.8%	24.5%
Subscription and support revenue	$136,772	$113,353	$266,436	$220,473
Percentage increase in subscription and support revenue	20.7%	24.3%	20.8%	25.2%
Subscription and support as a percent of total revenue	88.2%	86.2%	87.3%	84.4%

	As of June 30,
	2023	2022
Operating metrics
Number of customers	5,860	5,381
Subscription and support revenue retention rate	97.6%	97.9%
Subscription and support revenue retention rate including add-ons	111.1%	108.0%
Number of customers with annual contract value $100k+	1,470	1,186
Number of customers with annual contract value $150k+	823	642
Number of customers with annual contract value $300k+	272	194
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. As of June 30, 2023 and 2022, our total customer count includes 922 and 850 ParsePort ESEF customers, respectively.
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
Our subscription and support revenue retention rate was 97.6% as of June 30, 2023, down slightly from 97.9% as of June 30, 2022. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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

Our subscription and support revenue retention rate including add-ons was 111.1% as of the quarter ended June 30, 2023, up from 108.0% as of June 30, 2022.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	65.7%	61.3%	64.8%	61.3%
Subscription and support revenue from customers with annual contract value of $150k+ as a percent of total subscription and support revenue	51.4%	46.7%	50.5%	46.7%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	31.0%	26.7%	30.5%	26.8%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2023 and 2022, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue
Subscription and support	$136,772	$113,353	$266,436	$220,473
Professional services	18,250	18,196	38,775	40,750
Total revenue	155,022	131,549	305,211	261,223
Cost of revenue
Subscription and support(1)	25,083	18,915	49,216	37,448
Professional services(1)	14,421	13,322	28,806	25,662
Total cost of revenue	39,504	32,237	78,022	63,110
Gross profit	115,518	99,312	227,189	198,113
Operating expenses
Research and development(1)	42,697	39,177	88,488	75,061
Sales and marketing(1)	71,882	64,219	142,592	120,319
General and administrative(1)	23,627	24,108	65,638	48,102
Total operating expenses	138,206	127,504	296,718	243,482
Loss from operations	(22,688)	(28,192)	(69,529)	(45,369)
Interest income	4,535	605	8,252	885
Interest expense	(1,499)	(1,512)	(3,000)	(3,030)
Other (expense) income, net	(439)	668	(1,379)	503
Loss before provision for income taxes	(20,091)	(28,431)	(65,656)	(47,011)
Provision for income taxes	819	430	1,404	343
Net loss	$(20,910)	$(28,861)	$(67,060)	$(47,354)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue
Subscription and support	$1,413	$912	$2,485	$1,702
Professional services	667	593	1,300	1,045
Operating expenses
Research and development	4,825	3,148	9,522	5,873
Sales and marketing	6,703	5,646	13,661	9,731
General and administrative	7,002	8,148	31,684	15,405
Total stock-based compensation expense	$20,610	$18,447	$58,652	$33,756

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Subscription and support	88.2%	86.2%	87.3%	84.4%
Professional services	11.8	13.8	12.7	15.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	16.2	14.4	16.1	14.3
Professional services	9.3	10.1	9.4	9.8
Total cost of revenue	25.5	24.5	25.5	24.1
Gross profit	74.5	75.5	74.5	75.9
Operating expenses
Research and development	27.5	29.8	29.0	28.7
Sales and marketing	46.4	48.8	46.7	46.1
General and administrative	15.2	18.3	21.5	18.4
Total operating expenses	89.1	96.9	97.2	93.2
Loss from operations	(14.6)	(21.4)	(22.7)	(17.3)
Interest income	2.9	0.5	2.7	0.3
Interest expense	(1.0)	(1.1)	(1.0)	(1.2)
Other (expense) income, net	(0.3)	0.5	(0.5)	0.2
Loss before provision for income taxes	(13.0)	(21.5)	(21.5)	(18.0)
Provision for income taxes	0.5	0.3	0.5	0.1
Net loss	(13.5)%	(21.8)%	(22.0)%	(18.1)%
Comparison of Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Revenue
Subscription and support	$136,772	$113,353	20.7%	$266,436	$220,473	20.8%
Professional services	18,250	18,196	0.3%	38,775	40,750	(4.8)%
Total revenue	$155,022	$131,549	17.8%	$305,211	$261,223	16.8%

Total revenue increased $23.5 million for the three months ended June 30, 2023 compared to the same quarter a year ago due primarily to a $23.4 million increase in subscription and support revenue. Growth in subscription and support revenue in the second quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services was relatively flat for the three months ended June 30, 2023 compared to the same quarter a year ago. The change in revenue from professional services was due primarily to an increase in revenue from XBRL professional services partially offset by a decrease in revenue from other services as we continue to transition consulting and other services to our partners. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Total revenue increased $44.0 million for the six months ended June 30, 2023 compared to the same period a year ago due primarily to a $46.0 million increase in subscription and support revenue. Growth in subscription and support revenue was attributable mainly to strong demand and continued solution expansion across our customer base. Professional services revenue decreased $2.0 million for the six months ended June 30, 2023 compared to the same period a year ago. The decrease was driven primarily by the timing of performance of XBRL services between quarters and the continued transition of consulting and other services to our partners. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$25,083	$18,915	32.6%	$49,216	$37,448	31.4%
Professional services	14,421	13,322	8.2%	28,806	25,662	12.3%
Total cost of revenue	$39,504	$32,237	22.5%	$78,022	$63,110	23.6%
Cost of revenue increased $7.3 million during the three months ended June 30, 2023 compared to the same quarter a year ago due primarily to $4.3 million in higher cash-based compensation and benefits costs due in part to increased headcount, $0.6 million of additional stock-based compensation, a $0.6 million increase in travel expense, and a $1.2 million increase in the cost of cloud infrastructure services. The increases in headcount and cloud infrastructure services resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a modest continued return to travel.
Cost of revenue increased $14.9 million during the six months ended June 30, 2023 compared to the same period a year ago due primarily to $9.2 million in higher cash-based compensation and benefits costs due in part to increased headcount, $1.0 million of additional stock-based compensation, a $1.0 million increase in travel expense, a $2.3 million increase in the cost of cloud infrastructure services, and a $0.7 million increase in professional service fees. The increases in headcount, cloud infrastructure services, and professional service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a modest continued return to travel.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Operating expenses
Research and development	$42,697	$39,177	9.0%	$88,488	$75,061	17.9%
Sales and marketing	71,882	64,219	11.9%	142,592	120,319	18.5%
General and administrative	23,627	24,108	(2.0)%	65,638	48,102	36.5%
Total operating expenses	$138,206	$127,504	8.4%	$296,718	$243,482	21.9%
Research and Development
Research and development expenses increased $3.5 million during the three months ended June 30, 2023 compared to the same quarter a year ago due primarily to $3.9 million in higher cash-based compensation and benefits and $1.7 million of additional stock-based compensation partially offset by a $1.3 million decrease in travel and conference expense and a $0.6 million decrease in professional service fees. The increase in compensation was primarily driven by an increase in employee headcount compared to the same quarter a year ago as we continue to invest in our platform and solutions. In the second quarter of 2023, we recognized an additional $0.7 million in stock-based compensation pursuant to certain severance obligations. The decrease in professional service fees and travel expense was primarily due to our annual research and development conference which was held in the first quarter of 2023. In the prior year the conference was held during the second quarter.
Research and development expenses increased $13.4 million during the six months ended June 30, 2023 compared to the same period a year ago due primarily to $9.2 million in higher cash-based compensation and benefits, $3.6 million of additional stock-based compensation, a $0.7 million increase in travel and conference expense, and a $0.4 million increase related to the amortization of acquisition-related intangible assets partially offset by a $0.6 million decrease in the cost of cloud infrastructure services. The increase in compensation was primarily driven by an increase in employee headcount compared to the same period a year ago as we continue to invest in our platform and solutions. During the first half of 2023, we recognized an additional $1.4 million in stock-based compensation pursuant to certain severance obligations. The increase in travel expense was primarily due to our annual research and development conference and a modest continued return to travel. The increase in the amortization of acquisition-related intangible assets relates to our acquisition of ParsePort which occurred in the second quarter of 2022 and therefore was only partially included in the prior year comparable figures. The decrease in the cost of cloud infrastructure services was driven by increased efficiencies implemented by our development teams.
Sales and Marketing
Sales and marketing expenses increased $7.7 million during the three months ended June 30, 2023 compared to the same quarter a year ago due primarily to $6.1 million in higher cash-based compensation and benefits, $1.1 million of additional stock-based compensation, and a $0.8 million increase in travel expense. The increase in compensation was primarily due to an increase in employee headcount and sales commissions as we continue to invest in our go-to-market activities. The increase in travel expense was primarily due to a modest continued return to travel.

Sales and marketing expenses increased $22.3 million during the six months ended June 30, 2023 compared to the same period a year ago due primarily to $12.4 million in higher cash-based compensation and benefits, $3.9 million of additional stock-based compensation, a $3.8 million increase in travel and conference expense, a $0.9 million increase in professional service fees, a $0.5 million increase in software expense, and a $0.4 million increase related to the amortization of acquisition-related intangible assets. During the first half of 2023, we recognized an additional $1.6 million in cash-based and stock-based compensation pursuant to certain severance obligations. The remaining increase in compensation was primarily due to an increase in employee headcount and sales commissions as we continue to invest in our go-to-market activities. The increases in professional service fees and software expense were the result of our continued investment in and support of our platform and solutions. The increase in travel expense was primarily due to a modest continued return to travel and our annual sales and marketing conference which was held in person in the first half of 2023. The conference was held virtually in the prior year. The increase in the amortization of acquisition-related intangible assets relates to our acquisition of ParsePort which occurred in the second quarter of 2022 and therefore was only partially included in the prior year comparable figures.
General and Administrative
General and administrative expenses decreased $0.5 million during the three months ended June 30, 2023 compared to the same quarter a year ago due primarily to a $1.2 million decrease in stock-based compensation and a $0.9 million decrease related to recruiting and professional service fees partially offset by $0.7 million in higher cash-based compensation and benefits. In addition, in the second quarter of 2023 we also recorded one-time fees of $0.6 million related to the cancellation of certain events. The decrease in stock-based compensation during the second quarter is primarily due to having fewer executives than in the prior year. The increase in cash-based compensation was primarily due to continued investment in our employees and our platform.
General and administrative expenses increased $17.5 million during the six months ended June 30, 2023 compared to the same period a year ago due primarily to $2.6 million in higher cash-based compensation and benefits, $16.3 million of additional stock-based compensation, a $0.5 million increase in public relations expense, partially offset by a $1.7 million decrease related to recruiting and professional service fees and a $1.3 million decrease in goods and service tax expense. In addition, in the second quarter of 2023, we also recorded one-time fees of $0.6 million related to the cancellation of certain events. During the first half of 2023, we recognized an additional $1.4 million and $18.1 million in cash-based compensation and stock-based compensation, respectively, pursuant to certain transition agreements with former executives. Public relations expense increased during the quarter as we continue to execute on our brand strategy. The decrease in sales tax expense was related to a goods and services tax refund which is not expected to recur.

Non-Operating Income (Expenses)

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Interest income	$4,535	$605	649.6%	$8,252	$885	832.4%
Interest expense	(1,499)	(1,512)	(0.9)%	(3,000)	(3,030)	(1.0)%
Other (expense) income, net	(439)	668	*	(1,379)	503	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other Expense (Income), Net
During the three months ended June 30, 2023, interest income increased $3.9 million compared to the same quarter a year ago due primarily to higher interest rates on investments. Interest expense remained relatively flat compared to the same quarter a year ago. Other expense (income), net increased $1.1 million compared to the same quarter a year ago due primarily to losses on foreign currency transactions.
During the six months ended June 30, 2023, interest income increased $7.4 million compared to the same period a year ago due primarily to higher interest rates on investments. Interest expense remained relatively flat compared to the same period a year ago. Other expense (income), net increased $1.9 million compared to the same period a year ago due primarily to losses on the sale of available-for-sale securities and losses on foreign currency transactions.
Results of Operations for Fiscal 2022 Compared to 2021
For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $466.3 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
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

Cash Flows

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cash flow provided by operating activities	$25,979	$8,684	$31,542	$7,747
Cash flow used in investing activities	(22,544)	(83,125)	(73,018)	(76,614)
Cash flow used in financing activities	(590)	(645)	(939)	(3,614)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$3,454	$(76,823)	$(41,258)	$(74,133)
Operating Activities
For the three months ended June 30, 2023, cash provided by operating activities was $26.0 million. The primary factors affecting our operating cash flows during the period were our net loss of $20.9 million, adjusted for non-cash charges of $2.9 million for depreciation and amortization of our property and equipment and intangible assets, $20.6 million of stock-based compensation expense, $1.6 million for the accretion of premiums and discounts on marketable securities, and a $24.6 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $6.9 million increase in accounts receivable, a $1.7 million increase in prepaid expenses, and a $1.1 million decrease in accounts payable offset by a $1.4 million decrease in deferred costs, a $21.1 million increase in deferred revenue, and a $11.6 million increase in accrued expenses and other liabilities. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increases in accounts receivable, prepaid expenses, and accrued expenses and other liabilities as well as the decrease in accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments.
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

For the six months ended June 30, 2023, cash provided by operating activities was $31.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $67.1 million, adjusted for non-cash charges of $5.7 million for depreciation and amortization of our property and equipment and intangible assets, $58.7 million of stock-based compensation expense, $0.7 million for the amortization of our debt discount and issuance costs, $2.6 million for the accretion of premiums and discounts on marketable securities, $0.7 million in realized losses on the sale of available-for-sale securities, and a $35.5 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $7.4 million increase in prepaid expenses and a $0.9 million decrease in accounts payable offset by an $11.1 million increase in deferred revenue, a $6.7 million increase in accrued expenses and other liabilities, a $22.5 million decrease in accounts receivable, and a $3.1 million decrease in deferred costs. Customer growth accounted for most of the increase in deferred revenue. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increases in prepaid expenses and accrued expenses and other liabilities as well as the decreases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments.
For the six months ended June 30, 2022, cash provided by operating activities was $7.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $47.4 million, adjusted for non-cash charges of $4.7 million for depreciation and amortization of our property and equipment and intangible assets, $33.8 million of stock-based compensation expense, $0.6 million for the amortization of our debt discount and issuance costs, $1.1 million for the amortization of premiums and discounts on marketable securities, and a $15.1 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $1.3 million increase in deferred costs and a $2.7 million increase in prepaid expenses offset by a $2.1 million increase in accounts payable, a $13.8 million increase in deferred revenue, a $0.9 million increase in accrued expenses and other liabilities, and a $1.7 million decrease in accounts receivable. Deferred costs increased due primarily to the amortization of direct and incremental costs of obtaining a customer contract. Customer growth accounted for most of the increase in deferred revenue. The increase in prepaid expenses as well as the increases in accounts payable and accrued expenses and other liabilities and decrease in accounts receivable, were attributable primarily to the timing of our billings, cash collections, and cash payments.
Investing Activities
Cash used in investing activities of $22.5 million for the three months ended June 30, 2023 was due primarily to $51.2 million in purchases of marketable securities and $0.6 million in purchases of fixed assets partially offset by $21.3 million from the sale of marketable securities and $8.0 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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
Cash used in investing activities of $73.0 million for the six months ended June 30, 2023 was due primarily to $177.0 million in purchases of marketable securities and $0.8 million in purchases of fixed assets partially offset by $65.1 million from the sale of marketable securities and $39.9 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.

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
Financing Activities
Cash used in financing activities of $0.6 million for the three months ended June 30, 2023 was due primarily to $1.2 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $0.7 million in proceeds from option exercises.
Cash used in financing activities of $0.6 million for the three months ended June 30, 2022 was due primarily to $1.3 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $1.1 million in proceeds from option exercises.
Cash used in financing activities of $0.9 million for the six months ended June 30, 2023 was due primarily to $8.4 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $2.2 million in proceeds from option exercises and $5.5 million in proceeds from shares issued in connection with our employee stock purchase plan.
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
During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
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
The closures of Silicon Valley Bank and Signature Bank in March of 2023 have created bank-specific and broader financial institution liquidity risks and concerns. While the Company did not have any material deposits at either bank, some of our customers may have had deposits with them, which could have an adverse impact on the ability of our customers to pay amounts they owe to us.
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
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.

Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended June 30, 2023 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 2023	8,673	$102.41	—	—
May 2023	3,454	93.75	—	—
June 2023	—	—	—	—
Total	12,127	$99.94	—	—
(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of August, 2023.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer

S-1