Form 10-Q
period 2023-09-30
WORKIVA INC
filed 2023-10-30
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 24, 2023, there were approximately 50,202,454 shares of the registrant's Class A common stock and 3,845,583 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2023	As of December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$404,885	$240,197
Marketable securities	377,533	190,595
Accounts receivable, net of allowance for doubtful accounts of $801 and $744 at September 30, 2023 and December 31, 2022, respectively	98,861	106,316
Deferred costs	36,953	38,350
Other receivables	7,017	6,674
Prepaid expenses and other	21,902	17,957
Total current assets	947,151	600,089

Property and equipment, net	25,102	27,096
Operating lease right-of-use assets	10,228	13,932
Deferred costs, non-current	28,816	33,682
Goodwill	108,851	109,740
Intangible assets, net	23,585	28,234
Other assets	5,395	6,847
Total assets	$1,149,128	$819,620

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$4,909	$6,174
Accrued expenses and other current liabilities	94,158	83,999
Deferred revenue	338,418	316,263
Finance lease obligations	525	504
Total current liabilities	438,010	406,940

Convertible senior notes, non-current	761,847	340,257
Deferred revenue, non-current	38,216	38,237
Other long-term liabilities	1,539	1,518
Operating lease liabilities, non-current	9,023	12,102
Finance lease obligations, non-current	14,186	14,583
Total liabilities	1,262,821	813,637

Stockholders’ (deficit) equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 50,173,423 and 48,761,804 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	50	49
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,890,583 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	541,093	537,732
Accumulated deficit	(648,445)	(525,116)
Accumulated other comprehensive loss	(6,395)	(6,686)
Total stockholders’ (deficit) equity	(113,693)	5,983
Total liabilities and stockholders’ (deficit) equity	$1,149,128	$819,620

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Subscription and support	$143,421	$118,591	$409,857	$339,064
Professional services	14,754	14,258	53,529	55,008
Total revenue	158,175	132,849	463,386	394,072
Cost of revenue
Subscription and support	24,864	19,235	74,080	56,683
Professional services	13,491	13,184	42,297	38,846
Total cost of revenue	38,355	32,419	116,377	95,529
Gross profit	119,820	100,430	347,009	298,543
Operating expenses
Research and development	41,747	38,583	130,235	113,644
Sales and marketing	72,576	64,560	215,168	184,879
General and administrative	21,022	27,405	86,660	75,507
Total operating expenses	135,345	130,548	432,063	374,030
Loss from operations	(15,525)	(30,118)	(85,054)	(75,487)
Interest income	7,294	1,440	15,546	2,325
Interest expense	(47,437)	(1,510)	(50,437)	(4,540)
Other (expense) income, net	(71)	964	(1,450)	1,467
Loss before provision for income taxes	(55,739)	(29,224)	(121,395)	(76,235)
Provision for income taxes	530	467	1,934	810
Net loss	$(56,269)	$(29,691)	$(123,329)	$(77,045)
Net loss per common share:
Basic and diluted	$(1.04)	$(0.56)	$(2.28)	$(1.46)
Weighted-average common shares outstanding - basic and diluted	54,256,941	53,081,564	53,987,791	52,844,532

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(56,269)	$(29,691)	$(123,329)	$(77,045)
Other comprehensive (loss) income
Foreign currency translation adjustment	(3,189)	(7,256)	(1,180)	(13,344)
Unrealized gain (loss) on available-for-sale securities	208	(619)	1,471	(3,033)
Other comprehensive (loss) income	(2,981)	(7,875)	291	(16,377)
Comprehensive loss	$(59,250)	$(37,566)	$(123,038)	$(93,422)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands) (unaudited)

Nine Months Ended September 30, 2023
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Stock-based compensation expense	—	—	38,042	—	—	38,042
Issuance of common stock upon exercise of stock options	102	—	1,457	—	—	1,457
Issuance of common stock under employee stock purchase plan	107	—	5,546	—	—	5,546
Issuance of restricted stock units	449	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(78)	—	(7,228)	—	—	(7,228)
Net loss	—	—	—	—	(46,150)	(46,150)
Other comprehensive income	—	—	—	3,280	—	3,280
Balances at March 31, 2023	53,232	$53	$575,549	$(3,406)	$(571,266)	$930
Stock-based compensation expense	—	—	20,610	—	—	20,610
Issuance of common stock upon exercise of stock options	47	1	746	—	—	747
Issuance of restricted stock units	266	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(12)	—	(1,212)	—	—	(1,212)
Net loss	—	—	—	—	(20,910)	(20,910)
Other comprehensive loss	—	—	—	(8)	—	(8)
Balances at June 30, 2023	53,533	$54	$595,693	$(3,414)	$(592,176)	$157
Stock-based compensation expense	—	—	19,377	—	—	19,377
Issuance of common stock upon exercise of stock options	70	—	1,120	—	—	1,120
Issuance of common stock under employee stock purchase plan	93	—	6,967	—	—	6,967
Issuance of restricted stock units	332	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(9)	—	(984)	—	—	(984)
Induced conversion of convertible senior notes	—	—	(81,080)	—	—	(81,080)
Net loss	—	—	—	—	(56,269)	(56,269)
Other comprehensive loss	—	—	—	(2,981)	—	(2,981)
Balances at September 30, 2023	54,019	$54	$541,093	$(6,395)	$(648,445)	$(113,693)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands) (unaudited)

Nine Months Ended September 30, 2022
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Stock-based compensation expense	—	—	15,309	—	—	15,309
Issuance of common stock upon exercise of stock options	62	1	824	—	—	825
Issuance of common stock under employee stock purchase plan	53	—	5,218	—	—	5,218
Issuance of restricted stock units	545	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(73)	—	(8,570)	—	—	(8,570)
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Net loss	—	—	—	—	(18,493)	(18,493)
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Balances at March 31, 2022	52,031	$52	$479,867	$(2,064)	$(452,662)	$25,193
Stock-based compensation expense	—	—	18,447	—	—	18,447
Issuance of common stock upon exercise of stock options	76	—	1,145	—	—	1,145
Issuance of restricted stock units	144	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(12)	—	(1,344)	—	—	(1,344)
Net loss	—	—	—	—	(28,861)	(28,861)
Other comprehensive loss	—	—	—	(6,726)	—	(6,726)
Balances at June 30, 2022	52,239	$52	$498,115	$(8,790)	$(481,523)	$7,854
Stock-based compensation expense	—	—	20,297	—	—	20,297
Issuance of common stock upon exercise of stock options	43	—	625	—	—	625
Issuance of common stock under employee stock purchase plan	79	1	4,037	—	—	4,038
Issuance of restricted stock units	145	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(11)	—	(738)	—	—	(738)
Net loss	—	—	—	—	(29,691)	(29,691)
Other comprehensive loss	—	—	—	(7,875)	—	(7,875)
Balances at September 30, 2022	52,495	$53	$522,336	$(16,665)	$(511,214)	$(5,490)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash flows from operating activities
Net loss	$(56,269)	$(29,691)	$(123,329)	$(77,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,686	2,681	8,353	7,365
Stock-based compensation expense	19,377	20,297	78,029	54,053
Provision for doubtful accounts	8	91	57	82
Realized loss on sale of available-for-sale securities, net	—	—	708	—
(Accretion) amortization of premiums and discounts on marketable securities, net	(1,930)	129	(4,530)	1,242
Amortization of issuance costs and debt discount	472	325	1,122	973
Induced conversion expense	45,144	—	45,144	—
Deferred income tax	(14)	57	(17)	(91)
Changes in assets and liabilities:
Accounts receivable	(15,234)	(7,927)	7,243	(6,190)
Deferred costs	3,116	(1,372)	6,248	(2,662)
Operating lease right-of-use asset	1,244	1,269	3,807	3,877
Other receivables	(1,556)	(527)	(1,842)	38
Prepaid expenses and other	3,452	3,593	(3,985)	870
Other assets	1,043	(1,140)	1,479	(1,105)
Accounts payable	(386)	3,931	(1,267)	5,995
Deferred revenue	11,120	14,775	22,225	28,573
Operating lease liability	(750)	(1,113)	(3,129)	(3,757)
Accrued expenses and other liabilities	3,468	(523)	10,217	384
Net cash provided by operating activities	14,991	4,855	46,533	12,602

Cash flows from investing activities
Purchase of property and equipment	(895)	(1,023)	(1,732)	(2,226)
Purchase of marketable securities	(144,989)	(41,618)	(322,008)	(99,564)
Sale of marketable securities	—	—	65,052	14,981
Maturities of marketable securities	36,906	40,071	76,811	106,857
Acquisitions, net of cash acquired	—	—	—	(99,186)
Purchase of intangible assets	(48)	(62)	(167)	(108)
Net cash used in investing activities	(109,026)	(2,632)	(182,044)	(79,246)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Cash flows from financing activities
Proceeds from option exercises	1,120	625	3,324	2,595
Taxes paid related to net share settlements of stock-based compensation awards	(984)	(738)	(9,424)	(10,652)
Proceeds from shares issued in connection with employee stock purchase plan	6,967	4,038	12,513	9,256
Proceeds from the issuance of convertible senior notes, net of issuance costs	691,113	—	691,113	—
Payments for repurchase of convertible senior notes	(396,869)	—	(396,869)	—
Principal payments on finance lease obligations	(127)	(454)	(376)	(1,342)
Net cash provided by (used in) financing activities	301,220	3,471	300,281	(143)
Effect of foreign exchange rates on cash	(1,239)	(2,450)	(82)	(4,102)

Net increase (decrease) in cash and cash equivalents	205,946	3,244	164,688	(70,889)
Cash and cash equivalents at beginning of period	198,939	226,253	240,197	300,386
Cash and cash equivalents at end of period	$404,885	$229,497	$404,885	$229,497

Supplemental cash flow disclosure
Cash paid for interest	$2,160	$2,152	$4,509	$4,535
Cash paid for income taxes, net of refunds	$604	$225	$2,126	$852

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
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
Recently Adopted Accounting Pronouncements
None.
New Accounting Pronouncements Not Yet Adopted
None.
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued vacation	$15,551	$12,939
Accrued commissions	6,083	10,841
Accrued bonuses	21,796	5,597
Accrued payroll	5,181	5,318
Estimated health insurance claims	2,573	1,841
Accrued interest	1,116	1,455
ESPP employee contributions	4,163	5,661
Customer deposits	24,932	25,520
Operating lease liabilities	4,463	5,720
Accrued other liabilities	8,300	9,107
	$94,158	$83,999

3. Cash Equivalents and Marketable Securities
At September 30, 2023, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$260,895	$—	$—	$260,895
Commercial paper	72,852	—	—	72,852
U.S. treasury debt securities	157,080	7	(305)	156,782
U.S. government agency debt securities	61,190	—	(118)	61,072
Corporate debt securities	125,397	2	(728)	124,671
Foreign government debt securities	997	—	(16)	981
	$678,411	$9	$(1,167)	$677,253
Included in cash and cash equivalents	$299,720	$—	$—	$299,720
Included in marketable securities	$378,691	$9	$(1,167)	$377,533
At December 31, 2022, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$182,878	$—	$—	$182,878
U.S. treasury debt securities	72,151	1	(899)	71,253
Corporate debt securities	120,081	62	(1,771)	118,372
Foreign government debt securities	993	—	(23)	970
	$376,103	$63	$(2,693)	$373,473
Included in cash and cash equivalents	$182,878	$—	$—	$182,878
Included in marketable securities	$193,225	$63	$(2,693)	$190,595

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of September 30, 2023
Due within one year	$250,767
Due in one to two years	126,766
$377,533
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of September 30, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2023
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$90,224	$(230)	$6,567	$(76)
U.S. government agency debt securities	61,072	(118)	—	—
Corporate debt securities	90,732	(463)	27,945	(264)
Foreign government debt securities	—	—	981	(16)
Total	$242,028	$(811)	$35,493	$(356)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2023, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2023, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2023			Fair Value Measurements as of December 31, 2022
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$260,895	$260,895	$—	$182,878	$182,878	$—
Commercial paper	72,852	—	72,852	—	—	—
U.S. treasury debt securities	156,782	—	156,782	71,253	—	71,253
U.S. government agency debt securities	61,072	—	61,072	—	—	—
Corporate debt securities	124,671	—	124,671	118,372	—	118,372
Foreign government debt securities	981	—	981	970	—	970
	$677,253	$260,895	$416,358	$373,473	$182,878	$190,595

Included in cash and cash equivalents	$299,720			$182,878
Included in marketable securities	$377,533			$190,595
Convertible Senior Notes
As of September 30, 2023, the fair value of our convertible senior notes due in 2026 and 2028 was $97.7 million and $689.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

5. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Free Convertibility Date	Redemption Date	Original Principal (including overallotment)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price
2026 Notes	August 2019	August 15, 2026	May 15, 2026	August 21, 2023	$345,000	12.4756	$80.16
2028 Notes	August 2023	August 15, 2028	May 15, 2028	August 21, 2026	$702,000	7.4690	$133.89
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including the exercise in full by the initial purchasers of their option to purchase an additional $45.0 million principal amount (the "2026 Notes”). The 2026 Notes bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the 2026 Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including the partial exercise of 77.0 million principal amount by the initial purchasers of their option to purchase up to an additional $100 million principal amount (the "2028 Notes”). The 2028 Notes bear interest at a fixed rate of 1.250% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2024. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs.
The 2026 Notes and the 2028 Notes are together referred to as the "Notes".
The Notes were issued pursuant to an indenture and are senior, unsecured obligations of the Company. The 2028 Notes will rank equally with all of the Company’s existing and future senior unsecured indebtedness, including the Company’s outstanding 2026 Notes.
Holders of the Notes may convert all or a portion of their Notes prior to the close of business on their respective Free Convertibility dates, in multiples of $1,000 principal amount, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter in which the respective Notes were issued (and only during such calendar quarter), if the last reported sale price of our Class A common stock, par value $0.001 per share (which we refer to in this offering memorandum as our “Class A common stock”), for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

•if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events as set forth in the relevant indenture.
On or after the relevant Free Convertibility Date, holders of the Notes may convert their Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes.
Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture.
The Company may redeem for cash all or any portion of the Notes, at its option, on or after the respective Redemption Date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the respective Redemption Date.
During the third quarter of 2023 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of September 30, 2023.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of September 30, 2023, the remaining life of the 2026 Notes and 2028 Notes were approximately 2.8 years and 4.9 years.
Partial Repurchase of 2026 Notes
We used $396.9 million of the net proceeds from the 2028 Notes offering discussed above to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 2026 Notes in separate and individually negotiated transactions with certain holders. The repurchase was accounted for as an induced conversion. The fair value of the repurchased 2026 Notes on the date of repurchase was $351.8 million. The consideration in excess of fair value resulted in a loss on induced conversion of $45.1 million which was recorded as interest expense in the condensed consolidated statement of operations. The difference between the fair value and the carrying value of the 2026 Notes on the date of repurchase of $81.1 million, including unamortized debt issuance costs of $3.1 million, was recorded in additional paid-in capital.
The net carrying amount of the Notes was as follows (in thousands):

	September 30, 2023		December 31, 2022
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$345,000	$—
Unamortized issuance costs	(778)	(10,617)	(4,743)	—
Net carrying amount	$70,464	$691,383	$340,257	$—

Interest expense related to the Notes was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,618	$970	$3,558	$2,910
Amortization of issuance costs	472	325	1,122	973
Total interest expense	$2,090	$1,295	$4,680	$3,883

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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenue
Subscription and support	$1,247	$855	$3,732	$2,557
Professional services	623	533	1,923	1,578
Operating expenses
Research and development	4,155	3,399	13,677	9,272
Sales and marketing	7,108	4,657	20,769	14,388
General and administrative	6,244	10,853	37,928	26,258
Total	$19,377	$20,297	$78,029	$54,053

During the first nine months of 2023, we recognized an additional $18.1 million in stock-based compensation pursuant to certain transition agreements with former executives who retired during the period.
Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2022	1,509,172	$14.57	3.2
Granted	—	—
Forfeited	(10)	13.60
Expired	—	—
Exercised	(219,354)	15.16
Outstanding at September 30, 2023	1,289,808	$14.47	2.5

Exercisable at September 30, 2023	1,289,808	$14.47	2.5
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plans for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2022	1,921,927	$93.80
Granted	1,148,206	94.70
Forfeited	(106,570)	92.53
Vested(1)	(689,844)	86.47
Unvested at September 30, 2023	2,273,719	$96.51
(1) During the nine months ended September 30, 2023, in accordance with our Nonqualified Deferred Compensation Plan, recipients elected to defer settlement of 2,925 shares of their vested restricted stock units and 359,812 shares were released from deferral.
Employee Stock Purchase Plan
During the nine months ended September 30, 2023, 200,436 shares of common stock were purchased under the ESPP at a weighted-average price of $62.43 per share, resulting in cash proceeds of $12.5 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At September 30, 2023, there was approximately $1.3 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
Revenues by industry are derived from leading software providers. The following table presents our revenues disaggregated by industry (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Industrials	$23,461	$18,810	$68,670	$56,398
Diversified financials	22,927	17,472	66,916	51,864
Information technology	17,041	15,283	50,925	45,418
Banks	15,951	13,871	46,554	39,943
Consumer discretionary	15,224	13,301	44,511	38,147
Healthcare	13,549	11,701	39,949	35,158
Insurance	9,725	8,161	28,031	23,683
Real estate	6,600	5,647	19,765	17,651
Energy	6,618	5,577	19,883	17,169
Utilities	5,854	5,383	17,165	16,800
Materials	5,852	5,121	17,391	15,954
Public administration	4,886	3,844	13,754	11,046
Consumer staples	4,557	4,213	13,544	12,626
Telecommunication services	4,449	3,262	12,352	9,724
Other	1,481	1,203	3,976	2,491
Total revenues	$158,175	$132,849	$463,386	$394,072
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Subscription and support	$143,421	$118,591	$409,857	$339,064
XBRL professional services	11,555	10,634	42,719	41,844
Other services	3,199	3,624	10,810	13,164
Total revenues	$158,175	$132,849	$463,386	$394,072
Deferred Revenue
We recognized $129.9 million and $107.7 million of revenue during the three months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $277.8 million and $224.6 million of revenue during the nine months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2023, we expect revenue of approximately $835.5 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $466.7 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(52,281)	$(3,988)	$(27,515)	$(2,176)

Denominator
Weighted-average common shares outstanding - basic and diluted	50,411,358	3,845,583	49,190,981	3,890,583
Basic and diluted net loss per share	$(1.04)	$(1.04)	$(0.56)	$(0.56)

	Nine months ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(114,522)	$(8,807)	$(71,310)	$(5,735)

Denominator
Weighted-average common shares outstanding - basic and diluted	50,132,483	3,855,308	48,911,092	3,933,440
Basic and diluted net loss per share	$(2.28)	$(2.28)	$(1.46)	$(1.46)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2023	September 30, 2022
Shares subject to outstanding common stock options	1,289,808	1,566,858
Shares subject to unvested restricted stock units and performance restricted stock units	2,273,719	1,949,563
Shares issuable pursuant to the ESPP	86,000	115,715
Shares underlying our convertible senior notes	9,547,320	4,304,082
We use the if-converted method for calculating any potential dilutive effect of our convertible senior notes on diluted net income per share, if applicable.
10. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$15,613	$(6,474)	$9,139	$15,705	$(3,849)	$11,856
Acquired customer-related	10.0	14,796	(2,284)	12,512	14,969	(1,169)	13,800
Acquired trade names	2.9	2,143	(1,506)	637	2,151	(861)	1,290
Patents	10.0	3,083	(1,786)	1,297	2,916	(1,628)	1,288
Total	7.1	$35,635	$(12,050)	$23,585	$35,741	$(7,507)	$28,234
Amortization expense related to intangible assets was $1.5 million during the three months ended September 30, 2023 and 2022, and $4.6 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2023	$1,520
2024	5,356
2025	4,623
2026	3,308
2027	2,040
Thereafter	6,738
Total expected amortization expense	$23,585

The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2022	$109,740
Foreign currency translation adjustments	(889)
September 30, 2023	$108,851

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
Workiva provides more than 5,000 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, we organize our sales and marketing resources into four purpose-built solution groups focusing primarily on the office of the Chief Financial Officer (“CFO”): financial reporting, ESG, GRC, and industry verticals. Workiva also serves approximately 900 customers with non-platform, eXtensible Business Reporting Language ("XBRL")-tagging services, primarily through ParsePort, an XBRL conversion software company Workiva acquired in 2022.
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

We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount increased to 2,519 at September 30, 2023 from 2,446 at September 30, 2022, an increase of 3.0%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $158.2 million and $463.4 million during the three and nine months ended September 30, 2023, respectively from $132.8 million and $394.1 million during the three and nine months ended September 30, 2022, respectively. We incurred a net loss of $56.3 million and $123.3 million during the three and nine months ended September 30, 2023, respectively compared to $29.7 million and $77.0 million during the three and nine months ended September 30, 2022, respectively.
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

Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Financial metrics
Total revenue	$158,175	$132,849	$463,386	$394,072
Percentage increase in total revenue	19.1%	17.9%	17.6%	22.2%
Subscription and support revenue	$143,421	$118,591	$409,857	$339,064
Percentage increase in subscription and support revenue	20.9%	19.9%	20.9%	23.3%
Subscription and support as a percent of total revenue	90.7%	89.3%	88.4%	86.0%

	As of September 30,
	2023	2022
Operating metrics
Number of customers	5,945	5,541
Subscription and support revenue retention rate	97.7%	98.1%
Subscription and support revenue retention rate including add-ons	112.0%	107.0%
Number of customers with annual contract value $100k+	1,561	1,257
Number of customers with annual contract value $150k+	851	676
Number of customers with annual contract value $300k+	296	214
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. As of September 30, 2023 and 2022, our total customer count includes 926 and 895 ParsePort ESEF customers, respectively.
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
Our subscription and support revenue retention rate was 97.7% as of September 30, 2023, down slightly from 98.1% as of September 30, 2022. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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
Our subscription and support revenue retention rate including add-ons was 112.0% as of the quarter ended September 30, 2023, up from 107.0% as of September 30, 2022.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	67.1%	62.3%	65.6%	61.6%
Subscription and support revenue from customers with annual contract value of $150k+ as a percent of total subscription and support revenue	52.1%	47.4%	51.0%	46.9%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	32.6%	27.6%	31.2%	27.1%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2023 and 2022, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 5% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue
Subscription and support	$143,421	$118,591	$409,857	$339,064
Professional services	14,754	14,258	53,529	55,008
Total revenue	158,175	132,849	463,386	394,072
Cost of revenue
Subscription and support(1)	24,864	19,235	74,080	56,683
Professional services(1)	13,491	13,184	42,297	38,846
Total cost of revenue	38,355	32,419	116,377	95,529
Gross profit	119,820	100,430	347,009	298,543
Operating expenses
Research and development(1)	41,747	38,583	130,235	113,644
Sales and marketing(1)	72,576	64,560	215,168	184,879
General and administrative(1)	21,022	27,405	86,660	75,507
Total operating expenses	135,345	130,548	432,063	374,030
Loss from operations	(15,525)	(30,118)	(85,054)	(75,487)
Interest income	7,294	1,440	15,546	2,325
Interest expense	(47,437)	(1,510)	(50,437)	(4,540)
Other (expense) income, net	(71)	964	(1,450)	1,467
Loss before provision for income taxes	(55,739)	(29,224)	(121,395)	(76,235)
Provision for income taxes	530	467	1,934	810
Net loss	$(56,269)	$(29,691)	$(123,329)	$(77,045)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue
Subscription and support	$1,247	$855	$3,732	$2,557
Professional services	623	533	1,923	1,578
Operating expenses
Research and development	4,155	3,399	13,677	9,272
Sales and marketing	7,108	4,657	20,769	14,388
General and administrative	6,244	10,853	37,928	26,258
Total stock-based compensation expense	$19,377	$20,297	$78,029	$54,053

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Subscription and support	90.7%	89.3%	88.4%	86.0%
Professional services	9.3	10.7	11.6	14.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.7	14.5	16.0	14.4
Professional services	8.5	9.9	9.1	9.9
Total cost of revenue	24.2	24.4	25.1	24.3
Gross profit	75.8	75.6	74.9	75.7
Operating expenses
Research and development	26.4	29.0	28.1	28.8
Sales and marketing	45.9	48.6	46.4	46.9
General and administrative	13.3	20.6	18.7	19.2
Total operating expenses	85.6	98.2	93.2	94.9
Loss from operations	(9.8)	(22.6)	(18.3)	(19.2)
Interest income	4.6	1.1	3.4	0.6
Interest expense	(30.0)	(1.1)	(10.9)	(1.2)
Other (expense) income, net	—	0.7	(0.3)	0.4
Loss before provision for income taxes	(35.2)	(21.9)	(26.1)	(19.4)
Provision for income taxes	0.3	0.4	0.4	0.2
Net loss	(35.5)%	(22.3)%	(26.5)%	(19.6)%
Comparison of Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Revenue
Subscription and support	$143,421	$118,591	20.9%	$409,857	$339,064	20.9%
Professional services	14,754	14,258	3.5%	53,529	55,008	(2.7)%
Total revenue	$158,175	$132,849	19.1%	$463,386	$394,072	17.6%

Total revenue increased $25.3 million for the three months ended September 30, 2023 compared to the same quarter a year ago due primarily to a $24.8 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services increased slightly during the three months ended September 30, 2023 compared to the same quarter a year ago. The increase in revenue from professional services was due primarily to an increase in revenue from XBRL professional services partially offset by a decrease in revenue from other services as we continue to transition consulting and other services to our partners. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Total revenue increased $69.3 million for the nine months ended September 30, 2023 compared to the same period a year ago due primarily to a $70.8 million increase in subscription and support revenue. Growth in subscription and support revenue was attributable mainly to strong demand and continued solution expansion across our customer base. Professional services revenue decreased $1.5 million during the nine months ended September 30, 2023 compared to the same period a year ago. The decrease was driven primarily by the continued transition of consulting and other services to our partners and the timing of performance of XBRL services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$24,864	$19,235	29.3%	$74,080	$56,683	30.7%
Professional services	13,491	13,184	2.3%	42,297	38,846	8.9%
Total cost of revenue	$38,355	$32,419	18.3%	$116,377	$95,529	21.8%
Cost of revenue increased $5.9 million during the three months ended September 30, 2023 compared to the same quarter a year ago due primarily to $4.2 million in higher cash-based compensation and benefits costs due in part to increased headcount, $0.5 million of additional stock-based compensation, and a $0.8 million increase in the cost of cloud infrastructure services. The increases in headcount and cloud infrastructure services resulted primarily from our continued investment in and support of our platform and solutions.
Cost of revenue increased $20.8 million during the nine months ended September 30, 2023 compared to the same period a year ago due primarily to $13.4 million in higher cash-based compensation and benefits costs due in part to increased headcount, $1.5 million of additional stock-based compensation, a $1.0 million increase in travel expense, a $3.1 million increase in the cost of cloud infrastructure services, a $0.6 million increase in software expense, and a $0.5 million increase in outsourced service fees. The increases in headcount, cloud infrastructure services, software expense, and outsourced service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a modest continued return to travel.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Operating expenses
Research and development	$41,747	$38,583	8.2%	$130,235	$113,644	14.6%
Sales and marketing	72,576	64,560	12.4%	215,168	184,879	16.4%
General and administrative	21,022	27,405	(23.3)%	86,660	75,507	14.8%
Total operating expenses	$135,345	$130,548	3.7%	$432,063	$374,030	15.5%
Research and Development
Research and development expenses increased $3.2 million during the three months ended September 30, 2023 compared to the same quarter a year ago due primarily to $2.4 million in higher cash-based compensation and benefits and $0.8 million of additional stock-based compensation. The increase in compensation was primarily driven by continued investment in our employees in support of our platform and solutions.
Research and development expenses increased $16.6 million during the nine months ended September 30, 2023 compared to the same period a year ago due primarily to $11.6 million in higher cash-based compensation and benefits, $4.4 million of additional stock-based compensation, and a $0.7 million increase in travel expense. The increase in compensation was the result of our continued investment in and support of our platform and solutions. During the first nine months of 2023, we recognized an additional $1.6 million in stock-based compensation pursuant to certain severance obligations. The increase in travel expense was primarily due to our annual internal research and development event and a modest continued return to travel.
Sales and Marketing
Sales and marketing expenses increased $8.0 million during the three months ended September 30, 2023 compared to the same quarter a year ago due primarily to $5.2 million in higher cash-based compensation and benefits and $2.5 million of additional stock-based compensation. The increase in compensation was primarily due to an increase in employee headcount and sales commissions as we continue to invest in our go-to-market activities.
Sales and marketing expenses increased $30.3 million during the nine months ended September 30, 2023 compared to the same period a year ago due primarily to $17.7 million in higher cash-based compensation and benefits, $6.4 million of additional stock-based compensation, a $3.7 million increase in travel expense, a $1.0 million increase in professional service fees, and a $0.8 million increase in software expense. During the first nine months of 2023, we recognized an additional $1.9 million in cash-based and stock-based compensation pursuant to certain severance obligations. The remaining increase in compensation was primarily due to an increase in employee headcount and sales commissions as we continue to invest in our go-to-market activities. The increases in professional service fees and software expense were the result of our continued investment in and support of our platform and solutions. The increase in travel expense was primarily due to a modest continued return to travel and our annual internal sales and marketing event which was held in person in the first half of 2023. The event was held virtually in the prior year.

General and Administrative
General and administrative expenses decreased $6.4 million during the three months ended September 30, 2023 compared to the same quarter a year ago due primarily to a $0.4 million decrease in cash-based compensation and benefits, a $4.7 million decrease in stock-based compensation, and a $1.0 million decrease related to recruiting and professional service fees. The decrease in stock-based compensation during the third quarter of 2023 is primarily due to the recognition of $3.5 million in stock-based compensation pursuant to certain severance agreements during the third quarter of 2022 which did not recur in 2023. The remaining decrease in compensation was primarily due to a decrease in employee headcount.
General and administrative expenses increased $11.2 million during the nine months ended September 30, 2023 compared to the same period a year ago due primarily to $2.2 million in higher cash-based compensation and benefits, $11.6 million of additional stock-based compensation, a $0.5 million increase in public relations expense, partially offset by a $2.7 million decrease related to recruiting and professional service fees and a $1.4 million decrease in goods and service tax expense. In addition, during 2023 we recorded one-time fees of $0.6 million related to the cancellation of certain events. During the first nine months of 2023, we recognized an additional $1.4 million and $18.1 million in cash-based compensation and stock-based compensation, respectively, pursuant to certain transition agreements with former executives. Public relations expense increased during 2023 as we continue to execute on our brand strategy. The decrease in sales tax expense was related to a goods and services tax refund which is not expected to recur.
Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Interest income	$7,294	$1,440	406.5%	$15,546	$2,325	568.6%
Interest expense	(47,437)	(1,510)	3041.5%	(50,437)	(4,540)	1010.9%
Other (expense) income, net	(71)	964	*	(1,450)	1,467	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other (Expense) Income, Net
During the three months ended September 30, 2023, interest income increased $5.9 million compared to the same quarter a year ago due primarily to an increase in our investment balance, facilitated by the issuance of our 2028 convertible notes, coupled with higher interest rates. Interest expense increased compared to the same quarter a year ago due primarily to a $45.1 million loss on induced conversion from the partial repurchase of our convertible senior notes due in 2026. Other (expense) income, net decreased $1.0 million compared to the same quarter a year ago due primarily to losses on foreign currency transactions.
During the nine months ended September 30, 2023, interest income increased $13.2 million compared to the same period a year ago due primarily to larger investment balances coupled with higher interest rates. Interest expense increased compared to the same period a year ago due primarily to a $45.1 million loss on induced conversion from the partial repurchase of convertible senior notes due in 2026. Other (expense) income, net decreased $2.9 million compared to the same period a year ago due primarily to losses on the sale of available-for-sale securities and losses on foreign currency transactions.

Results of Operations for Fiscal 2022 Compared to 2021
For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $782.4 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses and negative cash flows from operating activities as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 (the "2028 Notes"). Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% convertible senior notes due 2026 (the "2026 Notes") in separate and individually negotiated transactions with certain holders. As of September 30, 2023, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $70.5 million and $691.4 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.

Cash Flows

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cash flow provided by operating activities	$14,991	$4,855	$46,533	$12,602
Cash flow used in investing activities	(109,026)	(2,632)	(182,044)	(79,246)
Cash flow provided by (used in) financing activities	301,220	3,471	300,281	(143)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$205,946	$3,244	$164,688	$(70,889)
Operating Activities
For the three months ended September 30, 2023, cash provided by operating activities was $15.0 million. The primary factors affecting our operating cash flows during the period were our net loss of $56.3 million, adjusted for non-cash charges of $2.7 million for depreciation and amortization of our property and equipment and intangible assets, $19.4 million of stock-based compensation expense, $1.9 million for the accretion of premiums and discounts on marketable securities, $0.5 million for the amortization of our debt discount and issuance costs, a $45.1 million loss on induced conversion from the partial repurchase of our convertible senior notes due in 2026, and a $5.5 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $15.2 million increase in accounts receivable, and a $1.6 million increase in other receivables offset by a $3.5 million decrease in prepaid expenses, a $3.1 million decrease in deferred costs, a $1.0 million decrease in other assets, a $11.1 million increase in deferred revenue, and a $3.5 million increase in accrued expenses and other liabilities. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increases in accounts receivable, other receivables and accrued expenses and other liabilities as well as the decreases in prepaid expenses and other assets were attributable primarily to the timing of our billings, cash collections, and cash payments.
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

For the nine months ended September 30, 2023, cash provided by operating activities was $46.5 million. The primary factors affecting our operating cash flows during the period were our net loss of $123.3 million, adjusted for non-cash charges of $8.4 million for depreciation and amortization of our property and equipment and intangible assets, $78.0 million of stock-based compensation expense, $4.5 million for the accretion of premiums and discounts on marketable securities, $0.7 million in realized losses on the sale of available-for-sale securities, $1.1 million for the amortization of our debt discount and issuance costs, a $45.1 million loss on induced conversion from the partial repurchase of our convertible senior notes due in 2026, and a $41.0 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $4.0 million increase in prepaid expenses, a $1.8 million increase in other receivables, and a $1.3 million decrease in accounts payable offset by a $7.2 million decrease in accounts receivable, a $6.2 million decrease in deferred costs, a $1.5 million decrease in other assets, a $22.2 million increase in deferred revenue, and a $10.2 million increase in accrued expenses and other liabilities. Customer growth accounted for most of the increase in deferred revenue. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increases in other receivables, prepaid expenses and accrued expenses and other liabilities as well as the decreases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments.
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
Investing Activities
Cash used in investing activities of $109.0 million for the three months ended September 30, 2023 was due primarily to $145.0 million in purchases of marketable securities and $0.9 million in purchases of fixed assets partially offset by $36.9 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
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
Cash used in investing activities of $182.0 million for the nine months ended September 30, 2023 was due primarily to $322.0 million in purchases of marketable securities and $1.7 million in purchases of fixed assets partially offset by $65.1 million from the sale of marketable securities and $76.8 million from maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.

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
Financing Activities
Cash provided by financing activities of $301.2 million for the three months ended September 30, 2023 was due primarily to $691.1 million in proceeds from the issuance of convertible senior notes due in 2028, net of issuance costs, $1.1 million in proceeds from option exercises, and $7.0 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $396.9 million paid for the partial repurchase of our convertible senior notes due in 2026 and $1.0 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $3.5 million for the three months ended September 30, 2022 was due primarily to $0.6 million in proceeds from option exercises and $4.0 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $0.7 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $300.3 million for the nine months ended September 30, 2023 was due primarily to $691.1 million in proceeds from the issuance of convertible senior notes due in 2028, net of issuance costs, $3.3 million in proceeds from option exercises, and $12.5 million in proceeds from shares issued in connection with our employee stock purchase plan partially offset by $396.9 million paid for the partial repurchase of our convertible senior notes due in 2026 and $9.4 million in taxes paid related to net share settlements of stock-based compensation awards.
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
During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.

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
Silicon Valley Bank and Signature Bank closed in March of 2023 which created bank-specific and broader financial institution liquidity risks and concerns. The future effect of these events on the financial services industry and broader economy are unknown and difficult to predict but could include failures of other financial institutions to which we or our customers face direct or more significant exposure, as well as other risks not yet identified. Any of these effects could have material adverse impacts on our liquidity, our current and/or projected business operations and financial condition and our results of operations.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
The following table provides information about purchases of shares of our Class A Common Stock during the three months ended September 30, 2023 related to shares withheld upon vesting of restricted stock units for tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 2023	279	$101.66	—	—
August 2023	906	106.06	—	—
September 2023	7,787	110.38	—	—
Total	8,972	$109.67	—	—

(1) Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
Item 5.    Other Information
Director and Officer Trading Arrangements
On September 11, 2023, Michael Hawkins, Executive Vice President of Sales, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,152 shares of the Company's Class A common stock until February 9, 2024.
During the three months ended September 30, 2023, no director or officer of the Company, other than what has been set forth immediately above, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

4.1
Indenture, dated August 17, 2023, between Workiva Inc. and U.S. Bank Trust Company, National Association, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 17 2023.

4.2	Form of 1.250% Convertible Senior Note due 2028, incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 17, 2023.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of October, 2023.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1