Form 10-K
period 2023-12-31
WORKIVA INC
filed 2024-02-20
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $101.66 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $4.9 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2024, there were approximately 50,884,818 shares of the Registrant’s Class A common stock and 3,845,583 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2023

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

Part I.
Item 1. Business
Overview
Workiva’s mission is to power transparent reporting for a better world. We believe that all stakeholders including consumers, employees, shareholders, and regulators expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Additionally, we offer the only unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, Environmental, Social, and Governance (“ESG”), and Governance, Risk, and Compliance (“GRC”) together in a controlled, secure, audit-ready platform.
From data to disclosure, the Workiva platform empowers customers by connecting and transforming data from hundreds of enterprise resource planning (“ERP”), human capital management (“HCM”), and customer relationship management (“CRM”) systems, as well as other third-party cloud and on-premise applications. Customers use our platform to create, review and publish data-linked documents, presentations, and reports with greater control, consistency, accuracy, and productivity. Our platform is flexible and scalable, so customers can easily adapt it to define, automate, and change their business processes in real time.
Workiva provides more than 6,000 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (Financial Reporting, ESG, and GRC) focusing primarily on the offices of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
We have experienced strong revenue growth since we released our first solution in March 2010. Our revenue increased from $443.3 million in 2021 to $630.0 million in 2023, representing a 19% compound annual growth rate. We incurred net losses of $37.7 million in 2021, $90.9 million in 2022 and $127.5 million in 2023. Approximately 89% of our revenue in 2023 was derived from subscription and support fees, with the remainder from professional services.

2023 Company Highlights and Milestones
•In April 2023, Julie Iskow, the previous President and Chief Operating Officer, succeeded Marty Vanderploeg as Chief Executive Officer (“CEO”). Vanderploeg transitioned from CEO to the role of Non-Executive Chair of the Board of Directors.
•In Q2, we promoted experienced executives into the roles of Chief Technology Officer, Chief Customer Officer, and Chief Marketing Officer.
•In April 2023, we were named among the 100 Best Companies to Work For by Fortune magazine and Great Place to Work.
•In the first half of 2023, we hired three new sales executives to lead our global sales regions: (i) the Americas, (ii) Europe, Middle East, and Africa (“EMEA”), and (iii) Asia-Pacific (“APAC”).
•In the first half of 2023, Workiva launched enhancements to our ESG solution including expanded data collection, integration with the Carbon Disclosure Project (“CDP”), support for additional ESG frameworks and support for the European Sustainability Reporting Standards (“ESRS”).
•In August 2023, we released Generative Artificial Intelligence (“Gen-AI”) on the Workiva platform. Our approach will enable customers to decide which industry-leading large language model, including those from Google Cloud and Microsoft Azure, best fit their needs.
•In August 2023, we issued $702 million of 1.250% convertible senior notes due 2028. We used $396.9 million of the net proceeds to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% convertible senior notes due 2026. We intend to use the balance of proceeds for working capital, general corporate purposes, and strategic investments and acquisitions.
•In September 2023, we hosted our hybrid Workiva Amplify conference which included over 5,700 customers, partners and prospects representing over 2,000 companies joining us either virtually or in-person.
•In September 2023, we received a rating of AAA in the MSCI ESG Ratings assessment for the second year in a row. The coveted AAA rating represents MSCI’s highest rating and signifies industry-leader status in managing the most significant ESG risks and opportunities.
•In Q3, we hired three experienced SaaS leaders in the roles of Chief Information Officer, Chief Accounting Officer, and Chief Product Officer.
•In November 2023, Workiva hosted its second annual Amplify conference in Europe. The hybrid event attracted over 600 customers and prospects and was our largest ever in-person event in Europe.
•During 2023, we added 8 new innovation patents, bringing our total to 76.

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
Increased Stakeholder Demands for ESG Data. We believe that stakeholder capitalism is increasing in importance and therefore it is more critical than ever for companies to be transparent and accountable not just to investors but to all stakeholders, including employees, customers, suppliers, partners and communities. Today, more than ever, environmental impact, social responsibility, and corporate governance are impacting the valuations of companies and the ability of institutions to invest in those companies. ESG reporting is complex. It requires the ingestion, capture, management, and reporting of financial and non-financial data from many disparate sources, and it requires the collaboration of multiple internal stakeholders across finance, risk management, and sustainability teams.

Growth Vectors
We are focusing our investment on four major growth opportunities: The Workiva Platform, Fit-for-Purpose Solutions, Global Expansion, and our Partner Ecosystem.
The Workiva Platform. People all over the world use our connected, cloud platform to seamlessly enable collaboration and deep integration into existing work streams to simplify their most complex reporting challenges. We offer the only unified SaaS platform that brings customers’ financial reporting, ESG, and GRC together in a controlled, secure, audit-ready platform. Our platform creates a competitive advantage and positions us to win in the expanding business reporting market.
Fit-for-Purpose Solutions. Workiva is the leading provider of cloud-based reporting solutions that are designed to solve financial and non-financial business challenges at the intersection of data, process and people. We are entering into new markets and geographies with an expanded solutions portfolio. Workiva is focused on growing our business through selling multi-solution deals and account expansions. Three solution groups that are part of this growth strategy are Financial Reporting, ESG, and GRC:
•Financial Reporting is our longest-tenured group of solutions and continues to represent a significant global opportunity for Workiva among private and public companies. Our customers' external and internal financial reporting processes have adapted significantly to accommodate factors such as increasing regulatory pressure, integration of non-financial data and disclosures, as well as other considerations that influence financial reporting such as economic volatility and geopolitical instability. Additionally, XBRL tagging is expanding beyond traditional financial statements and footnotes within regulatory filings. We believe this evolution in financial reporting processes will continue, which we expect will drive the need for expanded financial reporting solution capabilities including an increase in source data integrations, enhanced automations, an increase in cross-functional team collaboration, and integrated Gen-AI. We believe that by expanding our robust financial reporting capabilities and deepening our alignment to our other offerings such as ESG and GRC, there may be additional growth opportunities for Workiva.
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
•Governance, Risk, and Compliance. GRC is a broad market segment that can be defined by a number of solution areas including internal audit, internal controls, risk management, policy management, vendor risk, and IT risk. Risk Management is a high priority for CEOs and across boardrooms all over the globe. Workiva’s GRC solution suite enables and excels at identifying, tracking, and managing risk so that customers can operate legally, ethically, and in compliance with regulations. In December 2023, Workiva was named as a strong performer among GRC platforms by independent research firm, Forrester Research. We will continue to leverage our GRC leadership to grow our business.
Global Expansion. We believe growth outside of North America presents an attractive opportunity because the factors that drive demand for our solutions in North America are similar to those in other developed countries, including the need to manage complex datasets, reduce errors and risk, improve efficiency and respond to regulatory requirements.
In 2023, we generated approximately 15% of our consolidated revenue from EMEA and APAC, and we expect these global markets to contribute an increasing percentage of total revenue.
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
Workiva Platform
The Workiva platform is multi-tenant cloud software deployed in multiple regions worldwide. Our platform, built primarily on Amazon Web Services (“AWS”), is composed of both proprietary and open-source technologies.
We believe the following characteristics highlight our platform’s key competitive advantages:
Features and Functionality. Our platform allows customers to connect data from multiple ERP, HCM and CRM systems, as well as other third-party cloud and on-premise applications with complete control, context, and clarity. Workiva's drag-and-drop data transformation and preparation capabilities deliver previews and provide insights instantaneously. Organizations can simply extract data from sources into the Workiva platform where they can perform queries, filter, and clean the datasets, and do it across millions of records that typical spreadsheets can’t handle. Once the data is connected in the Workiva platform, users can automate data and workflow updates, track every change and seamlessly collaborate with colleagues to create trusted reports and regulatory filings.
With our platform’s data-linking capabilities, every change is automatically updated in all linked instances—including narrative and numbers—throughout spreadsheets, word-processing documents, charts and graphs, presentation decks and dashboards in our platform. Linking enables data consistency and traceability and ensures that collaborators are working with the most current data.
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
Scales Rapidly. The Workiva platform is designed to support millions of end users as a result of its scalability and our relationship with AWS. Our customers have created billions of links to seamlessly achieve a single source of data, among multiple documents, spreadsheets and presentations.
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
Generative AI. Our Gen-AI capabilities enhance the way finance, risk, and sustainability teams work, improving content creation, editing, and collaboration. With the complex and sensitive work associated with financial reporting, ESG reporting, audit, and risk, responsible AI usage is paramount—particularly when it comes to data security, subject-matter expertise, and human oversight. Workiva’s generative AI experience brings productivity gains backed by ethical and responsible implementation. In 2023, we implemented our policy outlining the guidelines and principles for the responsible and ethical usage of AI and Machine Learning (ML) technologies within Workiva. This policy applies to all employees, contractors, partners, and other third parties who interact with or utilize AI/ML systems on behalf of their organizations. We believe the use of AI/ML must be guided by principles of fairness, transparency, accountability, and respect for privacy and security. Customers are using the Gen-AI capabilities to author new content quickly, refine, edit, and rewrite content, generate ideas and perspectives, and research with a thought partner on demand.
Marketplace. The Workiva Marketplace enables organizations to streamline existing processes and solve new business problems by activating more than 200 ready-made templates and no-code data connectors, and services from industry experts and trusted partners — all within the Workiva platform’s connected and secure ecosystem. Its offerings include process checklists, carefully organized and linked reports, style guides, perfectly formatted presentations, and more. Accounting, sustainability, audit, financial planning and analysis, financial services, and legal teams can easily add templates or connectors directly into an existing Workiva workspace and optimize workflow with process automation, practical examples, and industry best practices.
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
Securities and Exchange Commission (“SEC”) and System for Electronic Document Analysis and Retrieval (“SEDAR”) Reporting. Our platform gives customers control over the entire SEC reporting process, from data collection to drafting to embedding supporting documentation to the actual filing with Inline XBRL. Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as Form S-1 and other registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system and the ability to perform XBRL tagging as well as to submit SEC reports with Inline XBRL (“iXBRL”). Foreign Private Issuers can use our platform to include XBRL tagging in their 20-F and 40-F filings with the SEC. Workiva also enables customers to create earnings press releases, earnings call scripts, presentations and other investor relations materials with data linked to the corresponding filing. Canadian issuers can use our platform to draft and submit reports through SEDAR.
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

European Single Electronic Format (“ESEF”). We believe ESEF is an accelerator for modernization of corporate reporting in Europe. ESEF is an annual financial reporting regulation specified by the European Securities and Markets Authority (“ESMA”). The ESMA mandate requires all specified issuers on European Union (“E.U.”) & United Kingdom regulated markets to file annual account statements in a digital format using iXBRL. The key driver for ESEF is greater transparency and requires standardized reporting, consistently structured and accessible for stakeholders, thus we believe making it an ideal fit for Workiva. More than 4,000 European issuers are subject to the required taxonomy for their annual financial reports.
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
Environmental, Social, and Governance Reporting
ESG Reporting. Workiva’s ESG Reporting solution enables organizations to deliver high-quality disclosures to their most important stakeholders, including investors, regulatory agencies, executive management, and their boards by connecting information directly across sustainability reports, statutory disclosures, annual reports, earnings call scripts, and regulatory filings, with support for XBRL tagging. Our platform also helps organizations proactively confront a complex and rapidly changing regulatory landscape to create integrated and assured reports that will address the disclosure requirements of the Corporate Sustainability Reporting Directive (“CSRD”) in the E.U., California’s Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), and the proposed SEC climate disclosure rule in the U.S.
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
Customers can use the ESG Explorer to review and compare guidelines from multiple frameworks and standards, including Global Reporting Initiative (“GRI”) Standards, Sustainability Accounting Standards Board (“SASB”), Task Force on Climate-related Financial Disclosures (“TCFD”), and the United Nations Sustainable Development Goals (“SDGs”).
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

Industry Verticals
Financial Services. We market our platform globally to banks, insurance and investment firms with fit-for-purpose solutions to simplify the complexity of regulatory, financial, risk and ESG reporting. Examples of banking regulations our customers face include global regulatory standards (Basel 1, 2 and 3); regional regulatory requirements (e.g., Federal Reserve for the U.S. and European Banking Authority and European Central Bank requirements across E.U. member States); and at the in-country level (e.g. Central Bank Stress Tests). These regulations cover a wide array of capital and liquidity standards that banks are required by law to disclose publicly, privately to regulators and internally to support board and executive level decision-making.
Our platform aids insurance customers to meet insurance regulatory requirements in the U.S. and globally. For example, in the U.S., insurers are regulated both in their state of domicile and in other states in which they are licensed to sell insurance, and Workiva supports insurance statutory reporting by state and other use cases such as actuarial memorandum. In Europe, we assist our clients with their in-country regulatory reporting requirements, such as with the European Insurance and Occupational Pensions Authority and the Basel norms for insurance companies. They use the platform to meet insurance reporting regulations for regulatory capital requirements and specific disclosure requirements publicly, privately to regulators and internally to support board and executive level decision-making.
We also market our platform to assists asset management firms and fund administrators with end to end internal and external fund reporting including financial, regulatory, and investor reporting.
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
Research and Development
Our research and development organization is responsible for the design, development, testing, and validation of our platform and fit-for-purpose solutions. We focus on innovating and developing new solutions and furthering the openness and extensibility of our platform. We believe that delivering new functionality for our customers is an integral part of our product strategy and provides our customers with access to a broad array of options and information critical to enhancing their reporting, disclosure and digital transformation efforts. We have invested more than $920 million over the last decade to create a differentiated technology platform for our customers. We expect that we will continue to make strategic investments in research and development to broaden our platform capabilities, strengthen our existing solutions, enhance our user experience and ecosystem with integrations, and develop new solutions. We focus on customer engagement to envision the future of our platform to bring about new capabilities and versions of existing solutions to market quickly in order to remain competitive in the marketplace.

Customers
Thousands of organizations, including global enterprises with hundreds of thousands of employees, trust Workiva. Customers include over 90% of the top 100 public and private companies that report annual revenue figures to a government agency, as well as over 85% of the top 500 companies, and over 80% of the top 1,000 companies. As of December 31, 2023, we had more than 6,000 customers. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our subscription and support revenue retention rate of 97.9% as of the December 2023 measurement date. Our subscription and support revenue retention rate including add-on solutions was 110.3% as of December 31, 2023.
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
•ESG Reporting and data management software providers;
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
In 2023, we continued to expand our ecosystem of partners, including global consulting firms, systems integration and technology firms, and leading regional consulting firms. Our highly skilled advisory and implementation partners offer a wide range of subject-matter expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they implement for their customers. Our technology partners enable powerful data and process integrations that enable our customers to connect their existing ecosystem of solutions directly to our platform. Our partners help to extend our customer reach through marketing and promotion and help accelerate the sale and delivery of our platform.
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
Intellectual Property
Our intellectual property and proprietary rights are important to our business. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the U.S. and other jurisdictions.
As of December 31, 2023, we had 76 issued patents and 17 patent applications pending relating to our platform or related technology. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow or otherwise limit our claims. Any patents issued may be contested, designed around, found unenforceable, or invalidated, and we may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
We have registered a number of trademarks and logos, including “Workiva,” “Wdesk” and “Wdata” with the United States Patent and Trademark Office and in several jurisdictions outside U.S. States. In addition, we intend to expand our international operations, and we cannot assure you that these names will be available for use in all such jurisdictions.
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
Corporate ESG Commitments
We are committed to transparency in ESG. We believe society expects more from the business community: authenticity, trust, truth, and transparency. These expectations lie at the heart of what Workiva does for customers and ourselves. To meet these expectations, Workiva uses global compliance and voluntary frameworks as a springboard to move us towards a holistic ESG strategy, including materiality assessment, stakeholder engagement, targets, and initiatives, that connects with financial and sustainability opportunity and risk to drive value.
We are committing to ESG through innovation and collaboration with a high level of governance, accountability and disclosure.

A few examples of our continued action and commitments:
•We have made significant progress towards our established ESG targets in innovation, people, environment and philanthropy.
•Workiva was the first SaaS company to join the United Nations’ CFO Coalition for the SDGs, where we work alongside other global CFOs to guide companies in aligning their sustainability commitments with credible corporate finance strategies to create real world impact.
•Workiva's integrated platform, blending sustainability reporting with financial reporting and GRC, enables seamless team collaboration and automation, ensures data accessibility, aggregation and assurance, and offers highly flexible and integrated reporting capabilities to advance companies’ ESG strategies and impacts. In addition to developing our platform for ESG reporting, we facilitate broader conversation and promote education and awareness through our ESG professional group, ESG education and training workshops at Amplify, webinars, blogs, an ESG Talk podcast, and our global ESG practitioner survey.
Workiva’s ESG strategy is anchored by a robust governance structure of internal and external stakeholders, including:
•General oversight by and accountability to the Nominating and Governance Committee of the company’s Board of Directors (the “Board”). Our Board committee charters include responsibilities relating to ESG oversight as applicable to each of our Audit, Compensation, and Nominating and Governance committees. Detailed descriptions of the duties and responsibilities of each of our committees can be found in our most recent proxy statement.
•An ESG Task Force led by our CFO to ensure forward progress of our ESG targets, and committed to alignment with the United Nations SDGs and the TCFD, GRI, SASB, and CDP. Our ESG Task Force is appointed by our President and CEO and is comprised of executives responsible for the oversight of various priority ESG issues.
•An external ESG Advisory Council comprised of a group of experts who are knowledgeable about global ESG regulation, strategy, practices, and reporting. Leveraging the expertise of our ESG Advisory Council helps us develop relevant products and take actions that are innovative, socially responsible and meet the demands of our stakeholders.
To learn more about Workiva’s ESG efforts, track our progress in developing forward-looking targets and key initiatives, go to https://www.workiva.com/about/our-sustainability.
Human Capital
Workiva is a great place to work and has trusted and equipped our employees to work from wherever and whenever is best for them. We have been on the Fortune 100 Best Companies to Work For® list since 2019 and attribute our success to our values-based culture. Our employee engagement rate is 93% and we have an employee attrition rate of 11% which is lower than the industry average. Workiva offers market-competitive compensation and benefits to attract and retain the best employees.
By staying true to our company values, we have become a stronger and even more innovative team. As of December 31, 2023, Workiva employed 2,526 full-time people worldwide. Our headcount as of December 31, 2023 increased 3.2% from 2,447 full-time employees as of December 31, 2022.

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
Workiva fosters a work environment that encourages fairness, teamwork, and respect among all employees. We value all backgrounds, beliefs and interests, and we recognize this diversity as an important source of our innovation and success. We believe that our culture of diversity, equity and inclusion increases employee engagement, empowerment, and satisfaction. As of December 31, 2023, women represented 41% of our global workforce and 34% of our leadership (director and above). As of December 31, 2023, 20% of our U.S. employees and 16% of our U.S. leadership (director and above) were from underrepresented racial/ethnic groups. Increasing diversity in our workforce and key operational leadership roles is an organizational priority. Current key initiatives include Business Employee Resource Groups (“BERG”), learning and development and talent acquisition. The Company maintains its BERG chapters globally across seven communities: Asian, Black, Disabilities, Hispanic & Latino, LGBTQ+, Veterans, and Women. Each BERG is sponsored and supported by senior leaders across the enterprise.
The health and safety of our colleagues and anyone who enters our workplace around the world is of paramount importance to Workiva. Workiva offers mental health benefits and offers extra paid mental wellness days to all employees worldwide.
None of our U.S. employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. For the fiscal year ended December 31, 2023, employee compensation and benefits accounted for approximately 81% of our total operating expense.
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
Risks Related to Our Business and Industry
•We derive more than 40% of our total revenue from customers using our platform for SEC filings.
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
•Geopolitical conflicts, including the conflict between Russia and Ukraine and the conflict in the Middle East, may adversely affect our business and results of operations.
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
Risks Related to Technology and Intellectual Property
•We face continually evolving cybersecurity risks, which could result in the loss, theft, misuse, unauthorized disclosure, access, or destruction of confidential information or data, disruption of our solutions, damage to our brands, reputation and relationships with customers, legal exposure and financial losses.
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
•Issues relating to the development of AI, machine learning and other technological capabilities in our solutions and offerings may result in reputational harm, liability and adverse financial results.
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
•Changes in laws and regulations related to technology, the internet or changes in the internet infrastructure itself may diminish the demand for our solutions.
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
Risks Related to Our Business and Industry
We derive more than 40% of our total revenue from customers using our platform for SEC filings.
We derive more than 40% of our total revenue from customers using our platform for SEC filings. We sell a variety of other solutions, including ESG, global statutory reporting, SOX, capital markets, enterprise risk management and audit management, but the introduction of new solutions beyond the SEC market may not be successful. Although non-SEC solutions generated 70% of new solution and new customer bookings in 2023, it is uncertain whether they will achieve the level of market acceptance we have achieved in the SEC market. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance and reliability, reputation and regulatory, economic and market conditions, could adversely affect our business and operating results.

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
Since our formation, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to expand our business over the next several years. This growth places a significant strain on our management team and employees as well as our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. For example, we grew from 2,447 employees as of December 31, 2022 to more than 2,500 employees as of December 31, 2023. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
•scale our operations and increase productivity;
•address the needs of our customers;
•further develop and enhance our existing solutions and offerings;
•develop new technology; and
•expand our markets and opportunity under management, including into new solutions and geographic areas.
We cannot assure you that our controls, systems and procedures will be adequate to support our future operations or that we will be able to manage our growth effectively. We also cannot assure you that we will be able to continue to expand our market presence in the U.S., Europe, Asia Pacific region and other current markets or successfully establish our presence in other markets. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 17%, 21% and 26% in fiscal 2023, 2022 and 2021, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $127.5 million in fiscal 2023, $90.9 million in fiscal 2022 and $37.7 million in fiscal 2021. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
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
In addition, we have historically experienced seasonal variations in our revenue from professional services as many of our customers employ our professional services just before they file their Form 10-K with the SEC in the first calendar quarter. A significant percentage of our SEC customers report their financials on a calendar year basis. While we expect our professional services revenue to become less seasonal as our non-SEC offerings grow, a significant portion of our revenue may continue to reflect seasonality, which makes it difficult to predict our future operating results.
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
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. Global financial developments and global health crises or pandemics may harm us, including disruptions or restrictions on our employees’ ability to work and travel. In general, weakened global economic conditions, including those from inflation, interest rates, and armed conflicts (including between Russia and Ukraine, and in the Middle East) make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately. Weak global economic conditions or a reduction in technology spending could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth. Additionally, our capital markets business can serve as a point of entry for customers to our platform. The growth of our capital markets and SEC businesses are based in part on the strength of the IPO/special-purpose acquisition company (“SPAC”) market, which can fluctuate. A significant decline in the IPO/SPAC market has adversely affected sales of our capital markets solution and could potentially affect other solutions.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success.
We believe our corporate culture is a critical component to our success. We have invested substantial time and resources in building our team. As we grow and develop the infrastructure of a global public company and continue to operate in a remote working environment, we may find it difficult to maintain our corporate culture among a larger number of employees who are dispersed in various geographic regions internationally, both in our offices and remotely. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and effectively focus on and pursue our corporate objectives.
We depend on our senior management team and other key employees.
We rely on the stability of our leadership team and other key employees. From time to time, there are changes in our management team resulting from the hiring or departure of executives or other key employees, which could disrupt our business. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. Any significant leadership change or senior management transition involves inherent risk, and the loss of one or more of our executive officers or key employees could have a material adverse effect on our business.
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. A growing portion of our revenue is from customers headquartered outside the U.S.. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the U.S.. Because of our limited experience with international operations, our international expansion efforts may not be successful in creating additional demand for our solutions outside of the U.S. or in effectively selling subscriptions to our solutions in all of the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
•inadequate local infrastructure and difficulties in staffing and managing foreign operations, including compliance with local labor and employment laws and regulations;
•different pricing environments and longer sales and collection cycles;
•new and different sources of competition;
•difficulties in enforcing intellectual property and other rights outside of the U.S.;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations;
•increased financial accounting and reporting burdens and complexities;

•restrictions on the transfer of funds;
•an uncertain trade environment;
•adverse tax consequences;
•unstable regional economic and political conditions, including political unrest and armed conflicts (such as the Russia and Ukraine conflict and the conflict in the Middle East);
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
•challenges in integrating acquisitions with foreign operations; and
•natural disasters, acts of war, terrorism, security breaches, pandemics or other health crises.
Some of our third-party business partners have international operations and are also subject to these risks and if our third-party business partners are unable to appropriately manage these risks, our business may be harmed.
A significant fluctuation between the U.S. Dollar and other currencies could adversely impact our operating results.
Although our financial results are reported in U.S. Dollars, a portion of our sales and operating costs are, and will continue to be, realized in other currencies, with the largest concentration of foreign sales occurring in Europe. We anticipate that over time, an increasing portion of our international contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. Dollar and foreign currencies may impact our operating results when translated into U.S. Dollars. Such fluctuations have been, and may continue to be materially impacted by, increases in inflation, fluctuations in interest rates, and any global events, wars or conflicts, including the current Russia and Ukraine conflict and the conflict in the Middle East. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Significant long-term fluctuations in relative currency values, and in particular, an increase in the value of the U.S. Dollar against foreign currencies, has had and could continue to have an adverse effect on our operating results.
Geopolitical conflicts, including the conflict between Russia and Ukraine and the conflict in the Middle East, may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the U.S., including in Europe. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business. Specifically, the current conflict between Russia and Ukraine is creating substantial uncertainty about the future impact on global capital markets. Countries across the globe are instituting sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations. Additionally, while we do not have material operations in the Middle East, the current conflict in the Middle East and escalating tensions in the region may further disrupt global markets and impact the supply chains of our customers, leading to disruptions in our customers’ ability to conduct business and affecting their ability to pay for our solutions.
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
We believe that continuing to develop and maintain awareness of our brand is critical to achieving widespread acceptance of our solutions and is an important element in attracting and retaining customers. Efforts to build our brand may involve significant expense and may not generate customer awareness or increase revenue at all, or in an amount sufficient to offset expenses we incur in building our brand.
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
The market for our solutions depends in part on the requirements of the SEC, the Federal Reserve System, the Federal Deposit Insurance Corporation and other domestic and foreign regulatory bodies. Any legislation or rule making substantially affecting the content or method of delivery of documents to be filed with these regulatory bodies could have an adverse effect on our business. Uncertainty caused by political change in the U.S. and Western Europe heightens regulatory uncertainty in these areas. In addition, evolving market standards regarding ESG compliance and reporting may impact the demand for our solutions. New legislation, or a significant change in rules, regulations, directives or standards, including as a result of legal challenges to proposed regulations, could reduce demand for our products and services, increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital, which may not be available to us.
Our future liquidity and capital requirements are difficult to predict as they depend upon many factors, including the success of our solutions and competing technological and market developments. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, increases in interest rates have increased the cost of borrowing and volatility in the financial markets and could impact our access to, or further increase the cost of, any debt financing obtained by us in the future. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock.
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
We generally recognize subscription and support revenue from customers ratably over the terms of their subscription agreements, which are typically on an annual cycle and automatically renew for additional periods. As a result, a substantial portion of the revenue we report in each quarter will be derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be immediately reflected in our revenue results for that quarter. Accordingly, the effect of any significant downturns in sales, may not be fully reflected in our results of operations until future periods.

We are subject to general litigation that may materially adversely affect us.
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. We expect that the number and significance of these potential disputes may increase as our business expands domestically and internationally and our company grows larger. While our agreements with customers limit our liability for damages arising from our solutions, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Risks Related to Technology and Intellectual Property
We face continually evolving cybersecurity risks, which could result in the loss, theft, misuse, unauthorized disclosure, access, or destruction of confidential information or data, disruption of our solutions, damage to our brands, reputation and relationships with customers, legal exposure and financial losses.
Because data security is a critical competitive factor in our industry, we make numerous statements in our privacy policy and customer agreements, through our certifications to privacy standards and in our marketing materials, providing assurances about the security of our platform. If we fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant damages based on the premature release of confidential information. While we have security measures in place to protect customer information and prevent data loss and other security breaches, these measures have been in the past, and may in the future be, breached as a result of third-party action, employee error, malfeasance or otherwise, including cyber attacks, account takeover attacks, denial of service attacks and other cyber security threats. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, cyber security threats have been increasing in frequency and sophistication globally, with threats ranging from individuals to sophisticated organizations, including state-sponsored actors and organizations. We may not be able to deploy, allocate, or retain sufficient resources to keep pace with the persistent and evolving cyber security threat landscape, which may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation and compromise the competitiveness of our business.
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
Our market is characterized by rapid technological change (such as the use of artificial intelligence (“AI”) and machine learning), frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. For example, we focus on enhancing the features of our platform to improve its utility for larger customers with complex, dynamic and global operations. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. If we fail to introduce platform enhancements, or if our customers experience difficulties using our platform as a result of the transition or of the implementation of these enhancements, our revenue retention and revenue growth may be adversely affected. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, as digital transformation accelerates across a customer’s enterprise, capabilities such as AI, machine learning, hyper automation, low-code/no-code application development, database scalability, consumer-grade user experiences, and collaboration become increasingly relevant to the customer’s evolving needs. The uncertainties about the timing and nature of new technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.
Issues relating to the development of AI, machine learning and other technological capabilities in our solutions and offerings may result in reputational harm, liability and adverse financial results.

Social and ethical risks, challenges and issues relating to the use of AI in our solutions and offerings may result in reputational harm, liability and additional costs. We currently incorporate AI technologies into certain of our solutions and offerings. If our AI development, deployment or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of AI solutions, result in our solutions not working as intended or producing unexpected outcomes or cause brand or reputational harm.

In addition, the regulatory environment regarding AI is evolving and may increase our research and development costs, increase our liability related to the use of AI by our customers or users (including potential liability regarding intellectual property or privacy laws), increase compliance costs and result in inconsistencies in evolving legal frameworks across jurisdictions. While we have taken a responsible approach to the development and use of AI in our solutions, we may be unsuccessful in identifying or resolving issues before they arise, subjecting us to additional compliance requirements, regulatory action, competitive harm or legal liability. Additionally, the use of AI in business operations carries inherent risks to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information.
If we fail to manage our technical operations infrastructure, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our solutions.
We have experienced significant growth in the number of users, projects and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support changes in hardware and software parameters and the evolution of our solutions, all of which require significant lead time. Our platform interacts with and depends on technology provided by AWS and other third-party providers, and our data is hosted pursuant to service agreements with these providers. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct, which could result in interruptions in our services. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.

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
Further, we rely on third-party systems and vendors, including data center, bandwidth, and telecommunications equipment providers, to provide our solutions. Our platform has been developed with, and is based on, cloud computing technology. It is hosted pursuant to service agreements on servers by third-party service providers, including with AWS. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. We also do not maintain redundant systems for some of these services. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to offer our solutions, or we could be required to retain the services of replacement providers. We may move or transfer our data and our customers’ data to other cloud hosting providers and any unsuccessful data transfers may impair the delivery of our service.

Changes in laws and regulations related to technology, the internet or changes in the internet infrastructure itself may diminish the demand for our solutions.
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
In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet or technology generally is adversely affected by these issues, demand for our solutions could suffer.
We are subject to U.S. and foreign data privacy and protection laws and regulations as well as contractual privacy obligations.
We manage private and confidential information and documentation related to our customers’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the U.S. and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. In addition, we are subject to the data privacy and protection laws and regulations adopted by federal, state and foreign legislatures and governmental agencies. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of personal information that may be placed in our platform by our customers or collected from visitors while visiting our websites. The regulatory framework for privacy and data protection issues worldwide is evolving, and new or proposed legislation and regulations could also significantly affect our business. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

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
We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. We could be adversely affected by changes to these contracts in ways that are inconsistent with our practices or in conflict with the laws and regulations of the U.S., foreign or international regulatory authorities. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services. Finally, we are also subject to contractual obligations and other legal restrictions with respect to our collection and use of data, and we may be liable to third parties in the event we are deemed to have wrongfully used or gathered data.
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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2023, we had 76 issued patents and 17 patent applications pending, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. U.S. federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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
Some of our solutions include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of performance or title, or controls on the origin of, or updates to, such software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business.
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
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under U.S. generally accepted accounting principles. In addition, the application of federal, state, local and international tax laws to services provided electronically is evolving, and new tax requirements could be applied solely or disproportionately to services provided over the internet. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward-looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments changes in tax rates, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. The authorities in these jurisdictions in which we operate or otherwise conduct business, including state and local taxing authorities in the U.S., could successfully assert that we are obligated to pay additional taxes, interest and penalties. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties, tax holidays or government grants that we intend to utilize are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.
The tax authorities in the U.S. and other countries where we do business regularly examine our income and other tax returns, and these examinations could result in the assessment of material additional taxes. Our tax expense also may be impacted if our intercompany transactions, which are required to be computed on an arm’s-length basis, are challenged and successfully disputed by the tax authorities. For these reasons, our actual income taxes may be materially different from our provision for income tax.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, the Class B common stock beneficially owned by certain of our current and former executive officers collectively represented approximately 43% of the voting power of our outstanding capital stock. This significant concentration of voting power may limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.

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
We completed offerings of convertible senior notes in August 2019 and August 2023. In the event the conditional conversion features of our convertible senior notes are triggered, holders of such notes will be entitled to convert the convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their convertible senior notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operation and reputation. We recognize the importance of developing, implementing, and maintaining comprehensive cybersecurity measures as part of our larger risk management program to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our risk management team works closely with our Information Technology and Information Security (“InfoSec”) departments to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our information security program incorporates data encryption and access control, single sign-on and multi-factor authentication, vulnerability management, and malware protection for both laptops and servers. We align with industry standards and frameworks, and we maintain FedRAMP Moderate authorization, an ISO 27001 certificate, and SOC 1 and 2 Type 2 reports to comply and adhere to industry standard practices. There can be no guarantee that, in every instance, our policies and procedures will be properly followed or that those policies and procedures will prevent malicious or unauthorized access to our information systems.
Engaging Third-parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we regularly engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights in order to adhere to industry standard practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.
Overseeing Third-party Risk
We require that all third-party vendors that have access to or handle sensitive information undergo a risk-based vendor security assessment. Our Governance, Risk and Compliance team conducts security assessments of critical third-party providers before engagement and maintains ongoing annual monitoring to mitigate risks relating to data breaches or other security incidents originating from third-parties.
Risks from Cybersecurity Threats
We have not encountered any incidents from cybersecurity threats to date, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. Although we have not yet been materially impacted by any cybersecurity incident, we are subject to cybersecurity threats, as discussed in Item 1A. Risk Factors, including in the risk factor entitled “We face continually evolving cybersecurity risks, which could result in the loss, theft, misuse, unauthorized disclosure, access, or destruction of confidential information or data, disruption of our solutions, damage to our brands, reputation and relationships with customers, legal exposure and financial losses.”
Governance
The Board of Directors (the “Board”) has established oversight mechanisms designed to manage risks associated with cybersecurity threats.

Board of Directors Oversight
The Board is composed of members who have diverse expertise including, risk and financial management, technology, cybersecurity and finance, equipping the Board to oversee cybersecurity risks effectively.
Management’s Role Managing Risk
The Chief Information Security Officer (“CISO”) plays a pivotal role in informing the Board and the Audit Committee on cybersecurity risks and provides comprehensive briefings on a regular basis, with a minimum frequency of three times per year to the Audit Committee and once per year to the full Board. During committee reports, the Audit Committee would apprise the full Board of any significant cybersecurity updates. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and knowledge gleaned from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to our scheduled meetings, the CISO and Chief Executive Officer (“CEO”) inform and consult as appropriate with the Board regarding any significant developments in the cybersecurity domain.
The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with an incident response plan. This plan includes actions to mitigate the impact of any current cybersecurity incidents and long-term strategies for remediation and prevention of future incidents.
Monitoring Cybersecurity Incidents and Reporting to Board of Directors
The CISO regularly informs the CEO, Chief Legal Officer, Chief Information Officer and in-house data privacy counsel regarding cybersecurity risks and incidents to keep senior management abreast of our cybersecurity posture and potential risks facing Workiva. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board, to enable it to provide oversight and guidance on any critical cybersecurity issues.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities in six U.S. cities located in Arizona, Colorado, Montana, New York, and South Carolina. Internationally, we lease offices or contract with flexible workspace providers in Canada, the Netherlands, the United Kingdom, Germany, France, Denmark, Sweden, Hong Kong, Australia, Japan, and Singapore. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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
Stockholders
As of December 31, 2023, there were approximately 63 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 10 stockholders of record of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2018, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return of Workiva Inc.
400
200
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Workiva Inc.
S&P 500 Index
NASDAQ Computer Index

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Workiva Inc.	$100.00	$108.57	$232.63	$282.29	$206.52	$222.51
S&P 500 Index	100.00	131.54	155.85	200.68	164.39	207.63
NASDAQ Computer Index	100.00	151.95	229.98	318.81	206.17	345.27
Issuer Purchases of Equity Securities
None.
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
Overview
Workiva’s mission is to power transparent reporting for a better world. We believe that all stakeholders including consumers, employees, shareholders, and regulators expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Additionally, we offer the only unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, Environmental, Social, and Governance (“ESG”), and Governance, Risk, and Compliance (“GRC”) together in a controlled, secure, audit-ready platform.
From data to disclosure, the Workiva platform empowers customers by connecting and transforming data from hundreds of enterprise resource planning (“ERP”), human capital management (“HCM”), and customer relationship management (“CRM”) systems, as well as other third-party cloud and on-premise applications. Customers use our platform to create, review and publish data-linked documents, presentations, and reports with greater control, consistency, accuracy, and productivity. Our platform is flexible and scalable, so customers can easily adapt it to define, automate, and change their business processes in real time.
Workiva provides more than 6,000 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (Financial Reporting, ESG, and GRC) focusing primarily on the office of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
We operate our business on a SaaS model. Customers enter into annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Our subscription pricing is based primarily on a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. We charge customers additional fees primarily for document setup and XBRL tagging services.
We generate sales primarily through our direct sales force. In addition, we augment our direct sales channel with partnerships. Our advisory and service partners offer a wider range of domain and functional expertise that broadens the capabilities of our platform, bringing scale and support to customers and prospects. Our technology partners enable more data and process integrations to help customers connect critical transactional systems directly to our platform.
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,526 at December 31, 2023 from 2,447 at December 31, 2022, an increase of 3.2%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $630.0 million in 2023 from $537.9 million in 2022, an increase of 17.1%. We incurred net losses of $127.5 million and $90.9 million in 2023 and 2022, respectively.

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
Effects of Volatility in the IPO/SPAC Markets
In the U.S., volatility in the public markets led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) since fiscal 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. We expect reduced valuation multiples caused by higher interest rates, inflation, and geopolitical instability to continue to negatively impact the number of IPOs and SPACs in fiscal year 2024. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2023, the majority of our SEC customers reported their financials on a calendar-year basis. Our sales and marketing expense also has some degree of seasonality. With the exception of September 2021 when we transitioned to a virtual event, sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September, which was held as a hybrid in-person/virtual event in 2022. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Financial metrics
Total revenue	$630,039	$537,875	$443,285
Year-over-year percentage increase in total revenue	17.1%	21.3%	26.1%
Subscription and support revenue	$558,645	$464,935	$379,340
Year-over-year percentage increase in subscription and support revenue	20.2%	22.6%	28.2%
Subscription and support as a percent of total revenue	88.7%	86.4%	85.6%

	As of December 31,
	2023	2022	2021
Operating metrics
Number of customers	6,034	5,664	4,315
Subscription and support revenue retention rate	97.9%	97.8%	97.0%
Subscription and support revenue retention rate including add-ons	110.3%	108.5%	110.0%
Number of customers with annual contract value $100k+	1,631	1,345	1,121
Number of customers with annual contract value $150k+	915	718	578
Number of customers with annual contract value $300k+	311	236	183
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
Our subscription and support revenue retention rate was 97.9% as of December 31, 2023, up from 97.8% as of December 31, 2022. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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

Our subscription and support revenue retention rate including add-ons was 110.3% as of the year ended December 31, 2023, up from 108.5% as of December 31, 2022.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform. Our ACV metrics as of December 31, 2023 include information related to ParsePort.

	Year ended December 31,
	2023	2022	2021
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	66.3%	62.1%	60.5%
Subscription and support revenue from customers with annual contract value of $150k+ as a percent of total subscription and support revenue	51.7%	47.4%	45.2%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	31.7%	27.6%	26.1%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2023, 2022 and 2021, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Revenue
Subscription and support	$558,645	$464,935	$379,340
Professional services	71,394	72,940	63,945
Total revenue	630,039	537,875	443,285
Cost of revenue
Subscription and support(1)	99,193	77,711	60,551
Professional services(1)	55,029	52,174	43,282
Total cost of revenue	154,222	129,885	103,833
Gross profit	475,817	407,990	339,452
Operating expenses
Research and development(1)	172,790	151,716	115,735
Sales and marketing(1)	287,035	245,260	178,785
General and administrative(1)	110,519	99,778	74,287
Total operating expenses	570,344	496,754	368,807
Loss from operations	(94,527)	(88,764)	(29,355)
Interest income	25,882	4,880	1,041
Interest expense	(53,639)	(6,042)	(14,015)
Other (expense) income, net	(1,814)	926	3,229
Loss before provision for income taxes	(124,098)	(89,000)	(39,100)
Provision (benefit) for income taxes	3,427	1,947	(1,370)
Net loss	$(127,525)	$(90,947)	$(37,730)
(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue
Subscription and support	$5,030	$3,437	$2,868
Professional services	2,540	2,128	1,729
Operating expenses
Research and development	18,441	12,554	9,590
Sales and marketing	27,774	19,323	13,901
General and administrative	44,980	33,218	20,545
Total stock-based compensation expense	$98,765	$70,660	$48,633
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2023	2022	2021
Revenue
Subscription and support	88.7%	86.4%	85.6%
Professional services	11.3	13.6	14.4
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.7	14.4	13.7
Professional services	8.7	9.7	9.8
Total cost of revenue	24.4	24.1	23.5
Gross profit	75.6	75.9	76.5
Operating expenses
Research and development	27.4	28.2	26.1
Sales and marketing	45.6	45.6	40.3
General and administrative	17.5	18.6	16.8
Total operating expenses	90.5	92.4	83.2
Loss from operations	(14.9)	(16.5)	(6.7)
Interest income	4.1	0.9	0.2
Interest expense	(8.5)	(1.1)	(3.2)
Other (expense) income, net	(0.3)	0.2	0.7
Loss before provision (benefit) for income taxes	(19.6)	(16.5)	(9.0)
Provision (benefit) for income taxes	0.5	0.4	(0.3)
Net loss	(20.1)%	(16.9)%	(8.7)%
Revenue
Comparison of Years Ended December 31, 2023 and 2022

	Year ended December 31,		Period-to-period change
	2023	2022	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$558,645	$464,935	$93,710	20.2%
Professional services	71,394	72,940	(1,546)	(2.1)%
Total revenue	$630,039	$537,875	$92,164	17.1%
Total revenue increased $92.2 million in 2023 compared to 2022 due primarily to a $93.7 million increase in subscription and support revenue. Growth in subscription and support revenue in 2023 was attributable mainly to strong demand and continued solution expansion across our customer base. The total number of our customers increased 6.5% from December 31, 2022 to December 31, 2023. Professional services revenue decreased $1.5 million in 2023 compared to 2022. The decrease was driven primarily by the continued transition of consulting and other services to our partners and the timing of performance of XBRL services. We expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.

Cost of Revenue
Comparison of Years Ended December 31, 2023 and 2022

	Year ended December 31,		Period-to-period change
	2023	2022	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$99,193	$77,711	$21,482	27.6%
Professional services	55,029	52,174	2,855	5.5%
Total cost of revenue	$154,222	$129,885	$24,337	18.7%
Cost of revenue increased $24.3 million in 2023 compared to 2022 due primarily to $16.1 million in higher cash-based compensation and benefits costs due in part to increased headcount, $2.0 million of additional stock-based compensation, a $3.2 million increase in the cost of cloud infrastructure services, a $1.1 million increase in travel expense, a $0.7 million increase in software expense, and a $0.5 million increase in outsourced service fees. The increases in compensation, cloud infrastructure services, software expense, and outsourced service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a modest continued return to travel.
Operating Expenses
Comparison of Years Ended December 31, 2023 and 2022

	Year ended December 31,		Period-to-period change
	2023	2022	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$172,790	$151,716	$21,074	13.9%
Sales and marketing	287,035	245,260	41,775	17.0%
General and administrative	110,519	99,778	10,741	10.8%
Total operating expenses	$570,344	$496,754	$73,590	14.8%
Research and Development
Research and development expenses increased $21.1 million in 2023 compared to 2022 due primarily to $14.4 million in higher cash-based compensation and benefits, $5.9 million of additional stock-based compensation, and a $0.7 million increase in travel expense. The increase in compensation resulted primarily from our continued investment in and support of our platform and solutions. During 2023 we recognized an additional $3.1 million in cash-based and stock-based compensation pursuant to certain severance obligations. The increase in travel expense was primarily due to our annual internal research and development event and a modest continued return to travel.

Sales and Marketing
Sales and marketing expenses increased $41.8 million in 2023 compared to 2022 due primarily to $24.9 million in higher cash-based compensation and benefits, $8.4 million of additional stock-based compensation, a $4.3 million increase in travel expense, a $1.5 million increase in professional service fees, a $1.1 million increase in marketing and advertising, and a $1.0 million increase in software expense. During 2023, we recognized an additional $2.9 million in cash-based and stock-based compensation pursuant to certain severance obligations. The remaining increase in compensation, as well as the increase in software expense, were primarily due to an increase in employee headcount as we continue to invest in our go-to-market activities. The increase in travel expense was primarily due to a modest continued return to travel and our annual internal sales and marketing event which was held in person in the first half of 2023. The event was held virtually in the prior year. The increase in professional service fees was the result of our continued investment in and support of our platform and solutions. The increase in marketing and advertising expenses are primarily due to increased events and advertising activities.
General and Administrative
General and administrative expenses increased $10.7 million in 2023 compared to 2022, due primarily to $1.4 million in higher cash-based compensation and benefits, $11.6 million of additional stock-based compensation, and a $0.9 million increase in public relations expense, partially offset by a $3.1 million decrease related to consulting, recruiting and professional services fees and a $1.4 million decrease in goods and service tax expense. In addition, during 2023 we recorded one-time fees of $0.6 million related to the cancellation of certain events. During 2023 we recognized an additional $1.4 million and $18.1 million in cash-based compensation and stock-based compensation, respectively, pursuant to certain transition agreements with former executives. The remaining decrease in stock-based compensation is primarily due to a reduction in employee headcount in 2023 and $2.5 million in stock-based compensation pursuant to certain severance agreements executed in 2022 which did not recur in 2023. Public relations expense increased during 2023 as we continue to execute on our brand strategy. The decrease in sales tax expense was related to a goods and services tax refund which is not expected to recur.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2023 and 2022

	Year ended December 31,		Period-to-period change
	2023	2022	Amount
	(dollars in thousands)
Interest income	$25,882	$4,880	$21,002
Interest expense	(53,639)	(6,042)	(47,597)
Other (expense) income, net	(1,814)	926	(2,740)
Interest income increased $21.0 million in 2023 compared to 2022 due primarily to larger investment balances coupled with higher interest rates. Interest expense increased in 2023 compared to 2022 due primarily to a $45.1 million loss on induced conversion from the partial repurchase of our convertible senior notes due in 2026. Other expense increased $2.7 million in 2023 compared to 2022 due primarily to losses on the sale of available-for-sale securities and losses on foreign currency transactions.

Results of Operations for Fiscal 2022 Compared to 2021
For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $813.7 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months from the date of the issuance of the audited consolidated financial statements.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 (the “2028 Notes”). Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% convertible senior notes due 2026 (the “2026 Notes”) in separate and individually negotiated transactions with certain holders. As of December 31, 2023, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $70.5 million and $691.9 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Cash Flows
The following table summarizes cash flow activity during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Cash flow provided by operating activities	$70,875	$11,334	$49,844
Cash flow used in investing activities	(357,253)	(68,012)	(68,631)
Cash flow provided by (used in) financing activities	301,265	(1,587)	(3,388)
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$16,524	$(60,189)	$(22,445)

Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.
Cash provided by operating activities of $70.9 million for the year ended December 31, 2023 consisted of a net loss of $127.5 million adjusted for non-cash charges of $105.0 million, net cash inflows of $48.2 million from changes in operating assets and liabilities, and a $45.1 million adjustment for induced conversion expense associated with the repurchase of our convertible senior notes. The change in operating assets and liabilities was driven by an increase in deferred revenue which was primarily due to customer growth. The increases in accounts receivable, other receivables and accrued expenses and other liabilities prepaid expenses and other assets were attributable primarily to the timing of our billings, cash collections, and cash payments.
Cash provided by operating activities of $11.3 million for the year ended December 31, 2022 consisted of a net loss of $90.9 million offset by non-cash charges of $83.9 million and net cash inflows of $18.3 million from changes in operating assets and liabilities. Customer growth accounted for most of the increase in deferred revenue. The increases in accounts receivable, prepaid expenses, other assets and account payable as well as the decrease in accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments. The increase in other receivables was attributable primarily to an increase in our refundable research and development tax credit. The increase in deferred costs was primarily due to additional payments made to our sales force related to the direct and incremental costs of obtaining a customer contract.
Investing Activities
Cash used in investing activities of $357.3 million for the year ended December 31, 2023 consisted of investing $573.3 million in various marketable securities, as well as purchases of fixed assets of $2.1 million primarily for computer equipment in support of expanding our infrastructure and work force. These uses of cash were partially offset by $153.4 million from the maturities of marketable securities and $65.1 million from the sale of marketable securities.
Cash used in investing activities of $68.0 million for the year ended December 31, 2022  consisted of $130.8 million in purchases of marketable securities, $99.2 million for the acquisition of ParsePort, and $3.5 million in purchases of fixed assets partially offset by $150.6 million from the maturities of marketable securities as well as $15.0 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Financing Activities
Cash provided by financing activities of $301.3 million for the year ended December 31, 2023 consisted of $691.1 million in proceeds from the issuance of our 2028 Notes, net of issuance costs, $12.5 million in proceeds from shares issued in connection with our employee stock purchase plan, and $4.5 million in proceeds from option exercises, partially offset by $396.9 million paid for the partial repurchase of our 2026 Notes and $9.5 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash used in financing activities of $1.6 million for the year ended December 31, 2022 consisted of $12.5 million in taxes paid related to net share settlements of stock-based compensation awards and $1.6 million in principal payments on finance lease obligations partially offset by $9.3 million in proceeds from shares issued in connection with our employee stock purchase plan and $3.3 million in proceeds from option exercises.

Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2023, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$819,441	$9,496	$90,395	$719,550	$—
Operating leases including imputed interest	18,830	6,048	7,198	3,220	2,364
Finance leases, including interest	22,605	1,315	2,630	2,630	16,030
Other contractual commitments	28,137	24,298	3,839	—	—
Total contractual obligations	$889,013	$41,157	$104,062	$725,400	$18,394
Total future payments related to our convertible senior notes shown in the table above includes $773.2 million aggregate principal amount and future interest payments associated with the Notes of $46.2 million. For more information on our convertible senior notes, refer to Note 8 of our accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We enter into certain non-cancelable agreements with third-party providers in the ordinary course of business. Our total commitments under these agreements are $28.1 million and are primarily for cloud infrastructure and cloud services. These amounts are included in the table above under other contractual commitments.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, British Pound Sterling, Danish krone, and Japanese yen. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the U.S. and are denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, British pound, Danish krone, Singapore dollar, Australian dollar, Hong Kong dollar and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $1,154,000, $835,000, and $(503,000) in the years ended December 31, 2023, 2022 and 2021, respectively.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $813.7 million as of December 31, 2023. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

An immediate increase of 100-basis points in interest rates would have resulted in an $4.0 million market value reduction in our investment portfolio as of December 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
In August 2019, we issued $345.0 million aggregate principal amount of our 2026 Notes. In August 2023, we issued $702.0 million aggregate principal amount of our 2028 Notes. These Notes have a fixed annual interest rate and therefore we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value can be affected when the market price of our common stock fluctuates. We carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. For more information on our convertible senior notes, refer to Note 8 of our accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
February 20, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workiva Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workiva Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 20, 2024

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2023	2022

ASSETS

Current assets
Cash and cash equivalents	$256,100	$240,197
Marketable securities	557,622	190,595
Accounts receivable, net of allowance for doubtful accounts of $1,163 and $744 at December 31, 2023 and 2022, respectively	125,193	106,316
Deferred costs	39,023	38,350
Other receivables	7,367	6,674
Prepaid expenses and other	23,631	17,957
Total current assets	1,008,936	600,089

Property and equipment, net	24,282	27,096
Operating lease right-of-use assets	12,642	13,932
Deferred costs, non-current	33,346	33,682
Goodwill	112,097	109,740
Intangible assets, net	22,892	28,234
Other assets	4,665	6,847
Total assets	$1,218,860	$819,620

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$5,204	$6,174
Accrued expenses and other current liabilities	97,921	83,999
Deferred revenue	380,843	316,263
Finance lease obligations	532	504
Total current liabilities	484,500	406,940

Convertible senior notes, non-current	762,455	340,257
Deferred revenue, non-current	36,177	38,237
Other long-term liabilities	178	1,518
Operating lease liabilities, non-current	10,890	12,102
Finance lease obligations, non-current	14,050	14,583
Total liabilities	1,308,250	813,637

Stockholders’ (deficit) equity
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 50,333,435 and 48,761,804 shares issued and outstanding at December 31, 2023 and 2022, respectively	50	49
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,890,583 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	562,942	537,732
Accumulated deficit	(652,641)	(525,116)
Accumulated other comprehensive income (loss)	255	(6,686)
Total stockholders’ (deficit) equity	(89,390)	5,983
Total liabilities and stockholders’ (deficit) equity	$1,218,860	$819,620

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
	Year ended December 31,
	2023	2022	2021
Revenue
Subscription and support	$558,645	$464,935	$379,340
Professional services	71,394	72,940	63,945
Total revenue	630,039	537,875	443,285
Cost of revenue
Subscription and support	99,193	77,711	60,551
Professional services	55,029	52,174	43,282
Total cost of revenue	154,222	129,885	103,833
Gross profit	475,817	407,990	339,452
Operating expenses
Research and development	172,790	151,716	115,735
Sales and marketing	287,035	245,260	178,785
General and administrative	110,519	99,778	74,287
Total operating expenses	570,344	496,754	368,807
Loss from operations	(94,527)	(88,764)	(29,355)
Interest income	25,882	4,880	1,041
Interest expense	(53,639)	(6,042)	(14,015)
Other (expense) income, net	(1,814)	926	3,229
Loss before provision (benefit) for income taxes	(124,098)	(89,000)	(39,100)
Provision (benefit) for income taxes	3,427	1,947	(1,370)
Net loss	$(127,525)	$(90,947)	$(37,730)
Net loss per common share:
Basic and diluted	$(2.36)	$(1.72)	$(0.74)
Weighted-average common shares outstanding - basic and diluted	54,099,757	52,954,079	51,126,510
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
	Year ended December 31,
	2023	2022	2021
Net loss	$(127,525)	$(90,947)	$(37,730)
Other comprehensive income (loss)
Foreign currency translation adjustment	3,316	(4,304)	266
Unrealized gain (loss) on available-for-sale securities	3,625	(2,094)	(784)
Other comprehensive income (loss)	6,941	(6,398)	(518)
Comprehensive loss	$(120,584)	$(97,345)	$(38,248)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	48,789	$49	$478,698	$230	$(414,700)	$64,277
Stock-based compensation expense	—	—	48,633	—	—	48,633
Issuance of common stock upon exercise of stock options	1,141	2	16,598	—	—	16,600
Issuance of common stock under employee stock purchase plan	149	—	8,861	—	—	8,861
Issuance of restricted stock units	1,578	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(213)	—	(27,144)	—	—	(27,144)
Net loss	—	—	—	—	(37,730)	(37,730)
Other comprehensive loss	—	—	—	(518)	—	(518)
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Stock-based compensation expense	—	—	70,660	—	—	70,660
Issuance of common stock upon exercise of stock options	239	1	3,272	—	—	3,273
Issuance of common stock under employee stock purchase plan	131	1	9,255	—	—	9,256
Issuance of restricted stock units	958	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(120)	—	(12,541)	—	—	(12,541)
Net loss	—	—	—	—	(90,947)	(90,947)
Other comprehensive loss	—	—	—	(6,398)	—	(6,398)
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Induced conversion of convertible senior notes	—	—	(81,080)	—	—	(81,080)
Stock-based compensation expense	—	—	98,765	—	—	98,765
Issuance of common stock upon exercise of stock options	297	1	4,471	—	—	4,472
Issuance of common stock under employee stock purchase plan	200	—	12,513	—	—	12,513
Issuance of restricted stock units	1,129	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(99)	—	(9,459)	—	—	(9,459)
Net loss	—	—	—	—	(127,525)	(127,525)
Other comprehensive income	—	—	—	6,941	—	6,941
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(127,525)	$(90,947)	$(37,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,140	10,212	5,244
Stock-based compensation expense	98,765	70,660	48,633
Provision for (recovery of) doubtful accounts	410	156	(125)
(Accretion) amortization of premiums and discounts on marketable securities, net	(7,716)	1,079	3,024
Amortization of debt discount and issuance costs	1,730	1,298	9,171
Induced conversion expense	45,144	—	—
Realized loss on sale of available-for-sale securities, net	708	—	—
Gain on settlement of equity securities	—	—	(3,698)
Deferred income tax	(14)	538	(1,973)
Changes in assets and liabilities:
Accounts receivable	(18,318)	(28,893)	(7,683)
Deferred costs	277	(8,496)	(19,207)
Operating lease right-of-use asset	4,984	5,153	4,197
Other receivables	(2,176)	(1,655)	(391)
Prepaid expenses and other	(5,023)	(2,913)	(6,522)
Other assets	2,230	(2,441)	(1,222)
Accounts payable	(1,002)	2,438	972
Deferred revenue	60,112	61,657	47,419
Operating lease liability	(4,133)	(5,055)	(4,934)
Accrued expenses and other liabilities	11,282	(1,457)	14,669
Net cash provided by operating activities	70,875	11,334	49,844

Cash flows from investing activities
Purchase of property and equipment	(2,124)	(3,458)	(3,534)
Purchase of marketable securities	(573,304)	(130,754)	(170,070)
Maturities of marketable securities	153,358	150,565	143,159
Sale of marketable securities	65,052	14,981	250
Acquisitions, net of cash acquired	—	(99,186)	(37,467)
Purchase of intangible assets	(235)	(160)	(219)
Other investments	—	—	(750)
Net cash used in investing activities	(357,253)	(68,012)	(68,631)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2023	2022	2021

Cash flows from financing activities
Proceeds from option exercises	4,472	3,273	16,600
Taxes paid related to net share settlements of stock-based compensation awards	(9,459)	(12,541)	(27,144)
Proceeds from shares issued in connection with employee stock purchase plan	12,513	9,256	8,861
Proceeds from the issuance of convertible senior notes, net of issuance costs	691,113	—	—
Payments for repurchase of convertible senior notes	(396,869)	—	—
Principal payments on finance lease obligations	(505)	(1,575)	(1,705)
Net cash provided by (used in) financing activities	301,265	(1,587)	(3,388)
Effect of foreign exchange rates on cash	1,637	(1,924)	(270)

Net increase (decrease) in cash, cash equivalents, and restricted cash	16,524	(60,189)	(22,445)
Cash, cash equivalents, and restricted cash at beginning of year	240,197	300,386	322,831
Cash, cash equivalents, and restricted cash at end of year	$256,721	$240,197	$300,386

	Year ended December 31,
	2023	2022	2021
Supplemental cash flow disclosure
Cash paid for interest	$4,710	$4,742	$4,837
Cash paid for income taxes, net of refunds	$2,656	$1,429	$(41)

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$—	$—	$350

	Year ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$256,100	$240,197	$300,386
Restricted cash included within prepaid expenses and other at end of period	621	—	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$256,721	$240,197	$300,386
See accompanying notes.

Tables of Contents
WORKIVA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation (together with its wholly-owned subsidiaries, the “Company” or “we” or “us”) is on a mission to power transparent reporting for a better world. We believe that all stakeholders including consumers, employees, shareholders, and regulators expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Our operational headquarters are located in Ames, Iowa, with additional offices located in the U.S., Europe, the Asia-Pacific region and Canada.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Workiva Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services is generally higher in the first quarter as many of our customers file their 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. With the exception of September 2021 when we transitioned to a virtual event, sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. In addition, the timing of cash bonus payments to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the allowance for doubtful accounts, the determination of the relative selling prices of our services, the measurement of material rights, health insurance claims incurred but not yet reported, valuation of available-for-sale marketable securities, useful lives of deferred contract costs, intangible assets and property and equipment, goodwill, income taxes, discount rates used in the valuation of right-of-use assets and lease liabilities, and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
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
Restricted Cash
In 2023 we entered into agreements for standby letters of credit resulting in restricted cash of $0.6 million at December 31, 2023. The standby letters of credit are associated with a leased facility and an information technology equipment provider. The restricted cash is included in prepaid expenses and other on our consolidated balance sheet.
Marketable Securities
Our marketable securities consist of corporate debt securities, U.S. treasury debt securities and foreign government debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive income on the consolidated balance sheets until realized. Dividend income is reported within other income and (expense), net on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income and (expense), net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. There were no credit losses recorded for the years ended December 31, 2023, 2022 and 2021. We determine realized gains and losses on the sale of marketable securities on the specific identification method and record such gains and losses in other (expense) income, net on the consolidated statements of operations.

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
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the U.S. at December 31, 2023 or 2022.
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
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under finance leases over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense related to property and equipment totaled $4.8 million, $4.8 million and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $6.5 million, $6.1 million and $5.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Goodwill
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of October 1. For the years ended December 31, 2023 and 2022, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
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
Net Loss Per Share Attributable to Common Stockholder
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock-based awards as computed under the treasury stock method and convertible notes as computed under the if-converted method. In periods in which we incurred a net loss, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
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
We recognize interest and penalties related to unrecognized tax benefits on the (benefit) provision for income taxes line in the accompanying consolidated statements of operations. Interest and penalties were not significant during the years ended December 31, 2023, 2022 and 2021. Accrued interest and penalties are included on the accrued expenses and other current liabilities line in the consolidated balance sheets.
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
New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual periods beginning after December 15, 2023, with early adoption permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
2. Cash Equivalents and Marketable Securities
At December 31, 2023, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$108,826	$—	$—	$108,826
Commercial paper	56,115	—	—	56,115
U.S. treasury debt securities	224,136	531	(80)	224,587
U.S. government agency debt securities	110,036	256	(15)	110,277
Corporate debt securities	165,341	497	(187)	165,651
Foreign government debt securities	999	—	(7)	992
	$665,453	$1,284	$(289)	$666,448
Included in cash and cash equivalents	$108,826	$—	$—	$108,826
Included in marketable securities	$556,627	$1,284	$(289)	$557,622

At December 31, 2022, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$182,878	$—	$—	$182,878
U.S. treasury debt securities	72,151	1	(899)	71,253
Corporate debt securities	120,081	62	(1,771)	118,372
Foreign government debt securities	993	—	(23)	970
	$376,103	$63	$(2,693)	$373,473
Included in cash and cash equivalents	$182,878	$—	$—	$182,878
Included in marketable securities	$193,225	$63	$(2,693)	$190,595
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of December 31, 2023
Due within one year	$356,773
Due in one to two years	200,849
Due in three to five years	—
$557,622
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2023
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$36,549	$(46)	$6,036	$(34)
U.S. government agency debt securities	35,791	(15)	—	—
Corporate debt securities	55,221	(103)	15,708	(84)
Foreign government debt securities	—	—	992	(7)
Total	$127,561	$(164)	$22,736	$(125)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2023, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

3. Supplemental Consolidated Balance Sheet Information
Property and Equipment, net
Property and equipment, net as of December 31, 2023 and 2022 consisted of (in thousands):

	As of December 31,
	2023	2022
Building under finance lease	$21,574	$21,574
Computers, equipment and software	12,792	13,221
Furniture and fixtures	7,569	8,308
Vehicles	31	97
Leasehold improvements	8,089	8,045
	50,055	51,245
Less: accumulated depreciation and amortization	(25,773)	(24,149)
	$24,282	$27,096
Accumulated amortization related to finance leases was $4.5 million and $3.6 million as of December 31, 2023 and 2022, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2023 and 2022 consisted of (in thousands):

	As of December 31,
	2023	2022
Accrued vacation	$15,356	$12,939
Accrued commissions	11,969	10,841
Accrued bonuses	6,825	5,597
Accrued payroll	7,206	5,318
Estimated health insurance claims	3,462	1,841
Accrued interest	3,510	1,455
ESPP employee contributions	7,540	5,661
Customer deposits	24,763	25,520
Operating lease liabilities	5,256	5,720
Accrued other liabilities	12,034	9,107
	$97,921	$83,999

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2023 and 2022, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2023			Fair Value Measurements as of December 31, 2022
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$108,826	$108,826	$—	$182,878	$182,878	$—
Commercial paper	56,115	—	56,115	—	—	—
U.S. treasury debt securities	224,587	—	224,587	71,253	—	71,253
U.S. government agency debt securities	110,277	—	110,277	—	—	—
Corporate debt securities	165,651	—	165,651	118,372	—	118,372
Foreign government debt securities	992	—	992	970	—	970
	$666,448	$108,826	$557,622	$373,473	$182,878	$190,595

Included in cash and cash equivalents	$108,826			$182,878
Included in marketable securities	$557,622			$190,595

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
Convertible Senior Notes
As of December 31, 2023, the fair value of our convertible senior notes due in 2026 and 2028 was $97.8 million and $710.4 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 8 to the consolidated financial statements for more information.
5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $72.4 million and $72.0 million for the years ended December 31, 2023 and 2022, respectively. Amortization expense for the deferred costs was $54.5 million, $44.0 million and $34.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. There were no material impairment losses in relation to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Purchase Commitments
We enter into certain non-cancelable agreements with third-party providers primarily for our use of cloud services and cloud infrastructure services in the ordinary course of business. Under these agreements, we are committed to purchase $24.3 million, $3.5 million and $0.3 million in fiscal years 2024, 2025 and 2026, respectively.
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
The components of lease expense recognized in the consolidated statements of operations were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Operating lease cost	$5,595	$5,778	$4,750
Finance lease cost:
Amortization of right-of-use assets	880	880	880
Interest on lease obligations	811	861	956
Short-term lease cost	3,008	3,045	1,667
Variable lease cost	971	1,189	1,163
	$11,265	$11,753	$9,416

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,215	$6,876	$6,028
Finance cash flows from finance leases	505	1,575	1,705
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,563	$1,816	$6,299
Finance leases	—	—	—
Other supplemental information related to leases was as follows:

	As of December 31,
	2023	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	5.0	5.4	5.7
Finance leases	19.4	20.4	21.4
Weighted Average Discount Rate
Operating leases	5.7%	5.4%	4.9%
Finance leases	5.5%	5.5%	5.5%

As of December 31, 2023, the aggregate annual lease obligations were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$6,048	$1,315
2025	4,137	1,315
2026	3,061	1,315
2027	1,721	1,315
2028	1,499	1,315
Thereafter	2,364	16,030
Total lease obligations	18,830	22,605
Less: Amount representing interest	(2,684)	(8,023)
Net lease obligations	$16,146	$14,582
8. Debt
Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Free Convertibility Date	Redemption Date	Original Principal (including overallotment)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price
2026 Notes	August 2019	August 15, 2026	May 15, 2026	August 21, 2023	$345,000	12.4756	$80.16
2028 Notes	August 2023	August 15, 2028	May 15, 2028	August 21, 2026	$702,000	7.4690	$133.89
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including the exercise in full by the initial purchasers of their option to purchase an additional $45.0 million principal amount (the “ 2026 Notes”). The Notes were issued pursuant to an indenture and are senior, unsecured obligations of the Company. The Notes bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the 2026 Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including the partial exercise of $77.0 million principal amount by the initial purchasers of their option to purchase up to an additional $100 million principal amount (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 1.250% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2024. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs.
The 2026 Notes and the 2028 Notes are together referred to as the “Notes”.

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
As of December 31, 2023 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the consolidated balance sheet as of December 31, 2023.

As discussed in Note 1, we adopted ASU 2020‑06 on January 1, 2022 and the Notes are now accounted for as a single liability measured at amortized cost. Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively. Prior to the adoption of ASU 2020-06, interest expense associated with the 2026 Notes representing the amortization of the debt discount and issuance costs as well as contractual interest expense was amortized to interest expense at an effective interest rate of 4.3%.
As of December 31, 2023, the remaining life of the 2026 Notes and 2028 Notes is approximately 2.6 years and 4.6 years, respectively.
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
The net carrying amount of the Notes was as follows (in thousands):

	December 31, 2023		December 31, 2022
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$345,000	$—
Unamortized issuance costs	(711)	(10,076)	(4,743)	—
Net carrying amount	$70,531	$691,924	$340,257	$—
Interest expense related to the Notes is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Contractual interest expense	$5,952	$3,880	$3,881
Amortization of debt discount	—	—	8,153
Amortization of issuance costs	1,730	1,298	1,018
Total interest expense	$7,682	$5,178	$13,052

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
As of December 31, 2023, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options, restricted stock units, and performance restricted stock units. There were no other grants of any other award types under the Plans. As of December 31, 2023, 2,269,207 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017 and was amended and restated on October 28, 2022. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2023, 3,964,611 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2023	2022	2021
Cost of revenue
Subscription and support	$5,030	$3,437	$2,868
Professional services	2,540	2,128	1,729
Operating expenses
Research and development	18,441	12,554	9,590
Sales and marketing	27,774	19,323	13,901
General and administrative	44,980	33,218	20,545
Total	$98,765	$70,660	$48,633

During 2023, we recognized an additional $18.1 million in stock-based compensation pursuant to certain transition agreements with former executives who retired during the period.
Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2022	1,509,172	$14.57	3.2	$104,737
Granted	—	—
Forfeited	(10)	13.60
Expired	—	—
Exercised	(297,543)	15.03
Outstanding at December 31, 2023	1,211,619	$14.46	2.3	$105,500

Exercisable at December 31, 2023	1,211,619	$14.46	2.3	$105,500
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $24.8 million, $17.0 million and $123.4 million, respectively.
No options were granted during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2021, all outstanding options have vested. The total fair value of options vested during the year ended December 31, 2021 was $0.9 million. As of December 31, 2023 there was no unrecognized compensation expense related to options.
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
The recipient of a restricted stock unit award or performance restricted stock unit award under the 2014 Plan will have no rights as a stockholder until share certificates are issued by us. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards and performance restricted stock unit awards are calculated based on the stock price on the date of grant. Total performance restricted stock units earned may vary based on the attainment of company-specific performance targets during the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 was approximately $66.6 million, $57.7 million, and $54.9 million, respectively.

The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2022	1,921,927	$93.80
Granted	1,191,796	94.76
Forfeited	(145,648)	91.84
Vested(1)	(769,664)	86.06
Unvested at December 31, 2023	2,198,411	$97.17
(1) During the year ended December 31, 2023, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 2,925 shares had elected to defer settlement of the vested restricted stock units and 362,100 were released from deferral. This resulted in total deferred units of 327,269 as of December 31, 2023.
Compensation expense associated with unvested restricted stock units and performance restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2023, there was approximately $138.7 million of total unrecognized compensation expense related to restricted stock units and performance restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
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
The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2023	2022	2021
ESPP
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.6% - 5.3%	0.6% - 3.1%	0.1%
Expected volatility	33.9% - 57.3%	45.7% - 58.7%	41.8% - 45.0%
The following table summarizes the ESPP activity under the Plan for the years ended December 31, 2023, 2022 and 2021:

	For the year ended December 31,
	2023	2022	2021
Shares issued	200,436	131,467	148,864
Weighted-average purchase price	$62.43	$70.41	$59.52
Total proceeds (in thousands)	$12,512	$9,256	$8,861

Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At December 31, 2023, there was approximately $152,158 of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 12 days.
11. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the activity of accumulated other comprehensive income during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Accumulated translation adjustment	Accumulated unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$41	$189	$230
Other comprehensive income (loss)	266	(784)	(518)
Balance at December 31, 2021	307	(595)	(288)
Other comprehensive loss	(4,304)	(2,094)	(6,398)
Balance at December 31, 2022	(3,997)	(2,689)	(6,686)
Other comprehensive income	3,316	3,625	6,941
Balance at December 31, 2023	$(681)	$936	$255

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
The results of operations of ParsePort, which are not material, have been included in our consolidated financial statements from the date of purchase.
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
The results of operations of OneCloud, which are not material, have been included in our consolidated financial statements from the date of purchase.
13. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2021	$34,556
Acquisition	78,225
Foreign currency translation adjustments	(3,041)
December 31, 2022	109,740
Foreign currency translation adjustments	2,357
December 31, 2023	$112,097

Intangible Assets
The following table presents the components of net intangible assets (in thousands):

	December 31, 2023				December 31, 2022
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$15,949	$(7,471)	$8,478	$15,705	$(3,849)	$11,856
Acquired customer-related	10.0	15,427	(2,769)	12,658	14,969	(1,169)	13,800
Acquired trade names	3.0	2,172	(1,721)	451	2,151	(861)	1,290
Patents	10.0	3,150	(1,845)	1,305	2,916	(1,628)	1,288
Total	7.2	$36,698	$(13,806)	$22,892	$35,741	$(7,507)	$28,234
Amortization expense related to intangible assets was $6.2 million, $5.3 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

2024	$5,506
2025	4,769
2026	3,451
2027	2,126
2028	1,679
Thereafter	5,361
Total expected amortization expense	$22,892
14. Geographic Information
Revenues by geographical region consisted of the following (in thousands):

	For the year ended December 31,
	2023	2022	2021
Subscription and support revenue
Americas	$472,861	$408,838	$342,673
Other	85,784	56,097	36,666
Professional services revenue
Americas	64,876	67,309	58,312
Other	6,518	5,631	5,634
	$630,039	$537,875	$443,285
Revenues by geography are generally based on the country of the customer as specified in our subscription order. Total Americas revenue attributed to the U.S. was approximately 93% during each of the years ended December 31, 2023, 2022, and 2021. No other country represented more than 10% of total revenue during the years presented.

Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of December 31,
	2023	2022
United States	$30,394	$35,790
The Netherlands	3,602	1,580
United Kingdom	1,190	2,681
Other	1,738	977
	$36,924	$41,028
15. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by industry. These industry categories are derived from a leading software provider supplemented with additional research as necessary (in thousands):

	For the year ended December 31,
	2023	2022	2021
Industrials	$93,200	$76,970	$59,797
Diversified financials	91,477	71,975	57,470
Information technology	69,316	62,114	47,697
Banks	63,264	54,973	46,702
Consumer discretionary	60,199	51,961	41,826
Healthcare	54,300	47,892	39,394
Insurance	38,750	32,421	27,206
Energy	26,947	23,363	21,093
Real estate	26,706	23,815	21,042
Materials	23,645	21,454	19,357
Utilities	23,215	22,306	21,319
Public administration	18,771	15,064	13,719
Consumer staples	18,396	16,829	13,146
Telecommunication services	16,523	13,141	11,557
Other	5,330	3,597	1,960
Total revenues	$630,039	$537,875	$443,285

The following table presents our revenues disaggregated by type of good or service (in thousands):

	For the year ended December 31,
	2023	2022	2021
Subscription and support	$558,645	$464,935	$379,340
XBRL professional services	56,820	54,896	44,763
Other services	14,574	18,044	19,182
Total revenues	$630,039	$537,875	$443,285
Deferred Revenue
During the year ended December 31, 2023, we recognized $310.2 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2023, revenue of approximately $937.4 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $511.1 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
16. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	For the year ended December 31,
	2023	2022	2021
United States	$(125,715)	$(91,210)	$(41,567)
Foreign	1,617	2,210	2,467
Total	$(124,098)	$(89,000)	$(39,100)

The provision (benefit) for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2023	2022	2021
Current
Federal	$700	$—	$—
State	937	327	98
Foreign	1,838	1,020	479
Total Current	3,475	1,347	$577

Deferred
Federal	$—	$—	$(1,252)
State	—	—	(374)
Foreign	(48)	600	(321)
Total Deferred	$(48)	$600	$(1,947)

Total	$3,427	$1,947	$(1,370)
During the years ended December 31, 2023, 2022 and 2021, we recorded a federal income tax expense (benefit) of $0.7 million, $0, and $(1.25) million, respectively. The current year federal tax expense is related to the general business credit limitation of our R&D credit. The 2021 benefit was related to the OneCloud acquisition. As the reversal of the net deferred tax liabilities acquired as part of the OneCloud purchase will be recognized on future tax returns, these provide an objective source of taxable income. Therefore, a corresponding portion of our valuation allowance has been released to reflect this availability, resulting in a federal and state tax benefit reflected in the table above.

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	For the year ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax benefit at federal statutory rate	$(26,061)	$(18,690)	$(8,211)
State taxes, net of federal benefit	(8,397)	(5,722)	(15,350)
Section 162(m) limitations	11,715	6,083	9,008
Stock-based compensation	(10,192)	(9,768)	(49,020)
Global intangible low-taxed income inclusion	2,259	2,850	2,023
Induced conversion	8,834	—	—
Meals & entertainment	821	263	33
Permanent items	432	603	(634)
Tax benefit of federal R&D credit	(8,036)	(6,406)	(3,694)
Foreign income taxes	1,677	256	390
Valuation allowance	30,636	32,896	64,602
Other	(261)	(418)	(517)
Total income tax provision	$3,427	$1,947	$(1,370)

The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Property and equipment	$3,018	$2,931
Accruals and reserves	124	79
Lease liability	6,815	7,726
Compensation and benefits	16,756	15,031
Deferred revenue	42,332	31,497
Net operating loss and credits	120,021	138,517
Interest expense	80	386
IRC 174 Capitalization	73,680	38,923
Other	574	2,198
Total deferred tax assets	263,400	237,288
Valuation allowance	(248,279)	(220,016)
Total deferred tax assets	15,121	17,272
Deferred tax liabilities:
Property and equipment	(85)	(104)
Right-of-use asset	(6,589)	(7,389)
Acquired intangibles	(604)	(1,310)
Deferred commissions	(7,265)	(8,212)
Other deferred tax liabilities	(481)	(179)
Deferred tax liabilities	(15,024)	(17,194)
Total	$97	$78
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net US deferred tax asset at December 31, 2023, because we believe it is more likely than not that these benefits will not be realized.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Internal Revenue Code Section 174 to require specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E). Because of this amendment, we generated U.S. taxable income and have recorded a deferred tax asset related to the Section 174 amortization of $73.7 million at December 31, 2023. We were able to partially offset this income with a combination of net operating loss carryforwards and federal and state credits.
As of December 31, 2023, we have federal and state net operating loss carryforwards of approximately $298.2 million and $372.8 million, respectively, available to reduce future taxable income. Federal and some state net operating losses incurred after 2017 will have an indefinite carryforward. The state net operating loss carryforwards will expire in varying amounts beginning in 2024. Additionally, we have total net operating loss carryforwards from international operations of $1.3 million that do not expire. We also have approximately $32.1 million of federal and $4.7 million of state tax credit carryforwards as of December 31, 2023. The federal credits will expire in varying amounts between the years 2036 and 2043. The state credits expire beginning in 2024. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.
A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	For the year ended December 31,
	2023	2022	2021
Unrecognized tax benefits-beginning of period	$1,870	$180	$195
Additions for tax positions related to prior year	200	1,400	—
Reductions for tax positions related to prior year	—	—	—
Foreign currency adjustments	6	(10)	(15)
Additions for tax positions related to current year	200	300	—
Unrecognized tax benefits-end of period	$2,276	$1,870	$180
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2023.
We are subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2023, tax years for 2019 through 2022 are subject to examination by the tax authorities. Generally, as of December 31, 2023, we are no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2019. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(118,443)	$(9,082)	$(84,210)	$(6,737)	$(32,724)	$(5,006)

Denominator
Weighted-average common shares outstanding - basic and diluted	50,246,900	3,852,857	49,031,441	3,922,638	44,343,177	6,783,333
Basic and diluted net loss per share	$(2.36)	$(2.36)	$(1.72)	$(1.72)	$(0.74)	$(0.74)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2023	2022	2021
Shares subject to outstanding common stock options	1,211,619	1,509,172	1,755,180
Shares subject to unvested restricted stock units and performance restricted stock units	2,198,411	1,921,927	1,891,699
Shares issuable pursuant to the ESPP	84,323	112,522	53,877
Shares underlying our convertible senior notes	9,547,320	4,304,082	4,304,082
18. Employee Benefit Plans
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In 2022, we began matching a certain percentage of employee contributions. Both employee and employer contributions vest immediately upon contribution. During the years ended December 31, 2023 and 2022, our contribution to the 401(k) plan was $5.6 million and $5.3 million, respectively.
We also maintain a number of defined contribution plans for certain locations outside of the U.S. Total employer contributions under these plans were $3.2 million, $2.5 million, and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Short-Term Incentive Plan
On February 15, 2024, the Compensation Committee of our Board of Directors approved the 2024 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2024. The Plan provides our executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation and amortization of acquisition related intangible assets. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2024, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.
Director and Officer Trading Arrangements
During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
The Company is reporting the following information in lieu of reporting on a Current Report on Form 8-K:
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Employment Agreement for Chief Financial Officer
On February 19, 2024 (the “Effective Date”), the Company entered into a new employment agreement (the “Agreement”) with Jill E. Klindt that will govern the terms of her continued employment as Executive Vice President, Chief Financial Officer and Treasurer of the Company, commencing on the Effective Date. Pursuant to the Agreement, Ms. Klindt will receive an annual base salary at $412,000 in 2024. Ms. Klindt will also receive a target bonus opportunity of 75% for 2024.
The Agreement also contains restrictions on non-competition and non-solicitation for the 12-month period following termination. In addition, the Agreement provides that certain payments and benefits would be due upon a termination of employment, including accrued but unpaid salary and benefits and any earned but unpaid bonus from the prior year. In addition, if the employment of Ms. Klindt is terminated due to her death or disability, we will pay to her a pro-rated bonus for the current year and a lump-sum payment equal to her annual base salary plus her target bonus for the current year, and the vesting of Ms. Klindt’s outstanding equity awards will be accelerated. If the employment of Ms. Klindt is terminated by us without cause or by her for good reason, we will pay to her a pro-rated bonus for the current year and a severance payment equal to two times her annual base salary plus her target bonus for the current year. If the employment of Ms. Klindt is terminated by us without cause or by her for good reason in the three months prior to or two years following a change in control, we will pay to her a target bonus for the year in which the termination occurs (or if greater, the year in which the change in control occurs) and a severance payment equal to three times her annual base salary plus her target bonus for the current year. In addition, in the event of a termination without cause or for good reason, the vesting of her outstanding equity awards will be accelerated, and she will be released from her non-competition and non-solicitation restrictions. Under the Agreement, a change in control would not, by itself, be deemed “good reason” or result in the accelerated vesting of outstanding equity awards except as set forth in the applicable award agreement.
The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the copy of the form of the Agreement filed as Exhibit 10.22 to this Annual Report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the Company.
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the Company.
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Executive Officers” and is incorporated herein by reference.
c)    Delinquent Section 16(a) Reports.
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois.
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

4.05
Indenture, dated August 17, 2023, between Workiva Inc. and U.S. Bank Trust Company, National Association, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 17 2023.

4.06	Form of 1.250% Convertible Senior Note due 2028, incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 17, 2023.

10.01*	Amended and Restated Workiva Inc. 2009 Unit Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.02*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

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

Exhibit Number	Description

10.05*
Form of Restricted Stock Grant for Non-Employee Directors under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on October 17, 2014.

10.06*	Employment Agreement, dated August 12, 2021, by and between the Company and Michael Hawkins.

10.07*	Form of Indemnification Agreement, incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

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

10.15*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022.

10.16*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.17*	Form of Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.18*	Form of Performance Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.19*	Form of Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 31, 2023.

10.20*	Form of Performance Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 31, 2023.

Exhibit Number	Description

10.21*
Transition Agreement, dated February 21, 2023, between the Company and Martin J. Vanderploeg incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 21, 2023.

10.22*	Form of Employment Agreement (Executive Employees).

21.01	List of Subsidiaries of the Company.

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.01	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.01	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Workiva Inc. Clawback Policy

101
The following financial information from Workiva Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February, 2024.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

POWER OF ATTORNEY
The undersigned officers and directors of Workiva Inc. hereby severally constitute Julie Iskow our true and lawful attorney, with full power to her, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable Workiva Inc. to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Julie Iskow	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
Julie Iskow

/s/ Jill Klindt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2024
Jill Klindt

/s/ Brigid A. Bonner	Director	February 20, 2024
Brigid A. Bonner

/s/ Michael M. Crow, Ph.D.	Director	February 20, 2024
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 20, 2024
Robert H. Herz

/s/ David S. Mulcahy	Director	February 20, 2024
David S. Mulcahy

/s/ Suku Radia	Director	February 20, 2024
Suku Radia

/s/ Martin J. Vanderploeg, Ph.D.	Director	February 20, 2024
Martin J. Vanderploeg, Ph.D.
S-1