Form 10-Q
period 2024-03-31
WORKIVA INC
filed 2024-05-02
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 29, 2024, there were approximately 50,979,294 shares of the registrant's Class A common stock and 3,845,583 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of March 31, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$296,066	$256,100
Marketable securities	542,281	557,622
Accounts receivable, net of allowance for doubtful accounts of $1,034 and $1,163 at March 31, 2024 and December 31, 2023, respectively	87,898	125,193
Deferred costs	37,822	39,023
Other receivables	7,162	7,367
Prepaid expenses and other	25,771	23,631
Total current assets	997,000	1,008,936

Property and equipment, net	23,295	24,282
Operating lease right-of-use assets	11,254	12,642
Deferred costs, non-current	32,848	33,346
Goodwill	110,317	112,097
Intangible assets, net	21,154	22,892
Other assets	6,036	4,665
Total assets	$1,201,904	$1,218,860

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,911	$5,204
Accrued expenses and other current liabilities	89,437	97,921
Deferred revenue	367,060	380,843
Finance lease obligations	540	532
Total current liabilities	466,948	484,500

Convertible senior notes, non-current	763,063	762,455
Deferred revenue, non-current	31,085	36,177
Other long-term liabilities	212	178
Operating lease liabilities, non-current	9,839	10,890
Finance lease obligations, non-current	13,913	14,050
Total liabilities	1,285,060	1,308,250

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 50,939,332 and 50,333,435 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	51	50
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,845,583 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	584,752	562,942
Accumulated deficit	(664,328)	(652,641)
Accumulated other comprehensive (loss) income	(3,635)	255
Total stockholders’ deficit	(83,156)	(89,390)
Total liabilities and stockholders’ deficit	$1,201,904	$1,218,860

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended March 31,
	2024	2023
Revenue
Subscription and support	$154,979	$129,664
Professional services	20,688	20,525
Total revenue	175,667	150,189
Cost of revenue
Subscription and support	27,927	24,133
Professional services	13,596	14,385
Total cost of revenue	41,523	38,518
Gross profit	134,144	111,671
Operating expenses
Research and development	45,495	45,791
Sales and marketing	82,633	70,710
General and administrative	24,299	42,011
Total operating expenses	152,427	158,512
Loss from operations	(18,283)	(46,841)
Interest income	10,455	3,717
Interest expense	(3,232)	(1,501)
Other income (expense), net	86	(940)
Loss before provision for income taxes	(10,974)	(45,565)
Provision for income taxes	713	585
Net loss	$(11,687)	$(46,150)
Net loss per common share:
Basic and diluted	$(0.21)	$(0.86)
Weighted-average common shares outstanding - basic and diluted	54,915,852	53,690,242

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended March 31,
	2024	2023
Net loss	$(11,687)	$(46,150)
Other comprehensive (loss) income
Foreign currency translation adjustment	(2,483)	1,701
Unrealized (loss) gain on available-for-sale securities	(1,407)	1,579
Other comprehensive (loss) income	(3,890)	3,280
Comprehensive loss	$(15,577)	$(42,870)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands) (unaudited)

Three Months Ended March 31, 2024
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
Stock-based compensation expense	—	—	23,007	—	—	23,007
Issuance of common stock upon exercise of stock options	19	1	301	—	—	302
Issuance of common stock under employee stock purchase plan	88	—	7,113	—	—	7,113
Issuance of restricted stock units	590	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(91)	—	(8,611)	—	—	(8,611)
Net loss	—	—	—	—	(11,687)	(11,687)
Other comprehensive loss	—	—	—	(3,890)	—	(3,890)
Balances at March 31, 2024	54,785	$55	$584,752	$(3,635)	$(664,328)	$(83,156)

Three Months Ended March 31, 2023
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Stock-based compensation expense	—	—	38,042	—	—	38,042
Issuance of common stock upon exercise of stock options	102	—	1,457	—	—	1,457
Issuance of common stock under employee stock purchase plan	107	—	5,546	—	—	5,546
Issuance of restricted stock units	449	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(78)	—	(7,228)	—	—	(7,228)
Net loss	—	—	—	—	(46,150)	(46,150)
Other comprehensive income	—	—	—	3,280	—	3,280
Balances at March 31, 2023	53,232	$53	$575,549	$(3,406)	$(571,266)	$930

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(11,687)	$(46,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,522	2,800
Stock-based compensation expense	23,007	38,042
(Recovery of) provision for doubtful accounts	(123)	106
Realized loss on sale of available-for-sale securities, net	—	561
Amortization of premiums and discounts on marketable securities, net	(3,749)	(1,028)
Amortization of issuance costs and debt discount	608	325
Deferred income tax	(295)	(10)
Changes in assets and liabilities:
Accounts receivable	36,947	29,363
Deferred costs	1,405	1,770
Operating lease right-of-use asset	1,426	1,295
Other receivables	194	95
Prepaid expenses and other	(2,273)	(5,732)
Other assets	(1,090)	(74)
Accounts payable	4,726	207
Deferred revenue	(17,526)	(9,955)
Operating lease liability	(987)	(1,172)
Accrued expenses and other liabilities	(8,261)	(4,880)
Net cash provided by operating activities	24,844	5,563

Cash flows from investing activities
Purchase of property and equipment	(203)	(198)
Purchase of marketable securities	(116,567)	(125,815)
Sale of marketable securities	4,609	43,713
Maturities of marketable securities	129,640	31,905
Purchase of intangible assets	(31)	(79)
Net cash provided by (used in) investing activities	17,448	(50,474)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended March 31,
	2024	2023

Cash flows from financing activities
Proceeds from option exercises	302	1,457
Taxes paid related to net share settlements of stock-based compensation awards	(8,611)	(7,228)
Proceeds from shares issued in connection with employee stock purchase plan	7,113	5,546
Principal payments on finance lease obligations	(129)	(124)
Net cash used in financing activities	(1,325)	(349)
Effect of foreign exchange rates on cash	(1,107)	548

Net increase (decrease) in cash, cash equivalents and restricted cash	39,860	(44,712)
Cash, cash equivalents and restricted cash at beginning of period	256,721	240,197
Cash, cash equivalents and restricted cash at end of period	$296,581	$195,485

Supplemental cash flow disclosure
Cash paid for interest	$4,906	$2,146
Cash paid for income taxes, net of refunds	$952	$323

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$296,066	$195,485
Restricted cash included within prepaid expenses and other at end of period	515	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$296,581	$195,485

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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services is generally higher in the first quarter as many of our customers file their 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expenses have historically been higher in the third quarter due to our annual user conference in September. In addition, the timing of cash bonus payments to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 20, 2024.
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
Recently Adopted Accounting Pronouncements
None.
New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual periods beginning after December 15, 2023, with early adoption permitted. We are assessing the effect of adopting this standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are assessing the effect of adopting this standard on our consolidated financial statements and related disclosures.

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accrued vacation	$17,759	$15,356
Accrued commissions	7,843	11,969
Accrued bonuses	8,256	6,825
Accrued payroll	7,660	7,206
Estimated health insurance claims	2,463	3,462
Accrued interest	1,197	3,510
ESPP employee contributions	4,319	7,540
Customer deposits	22,307	24,763
Operating lease liabilities	4,489	5,256
Accrued other liabilities	13,144	12,034
	$89,437	$97,921

3. Cash Equivalents and Marketable Securities
At March 31, 2024, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$120,399	$—	$—	$120,399
Commercial paper	21,119	—	—	21,119
U.S. treasury debt securities	263,751	84	(283)	263,552
U.S. government agency debt securities	99,374	45	(103)	99,316
Corporate debt securities	178,987	145	(298)	178,834
Foreign government debt securities	1,000	—	(2)	998
	$684,630	$274	$(686)	$684,218
Included in cash and cash equivalents	$141,937	$—	$—	$141,937
Included in marketable securities	$542,693	$274	$(686)	$542,281

At December 31, 2023, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$108,826	$—	$—	$108,826
Commercial paper	56,115	—	—	56,115
U.S. treasury debt securities	224,136	531	(80)	224,587
U.S. government agency debt securities	110,036	256	(15)	110,277
Corporate debt securities	165,341	497	(187)	165,651
Foreign government debt securities	999	—	(7)	992
	$665,453	$1,284	$(289)	$666,448
Included in cash and cash equivalents	$108,826	$—	$—	$108,826
Included in marketable securities	$556,627	$1,284	$(289)	$557,622

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of March 31, 2024
Due within one year	$359,459
Due in one to two years	182,822
$542,281
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of March 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2024
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$191,040	$(275)	$2,083	$(8)
U.S. government agency debt securities	68,527	(103)	—	—
Corporate debt securities	113,420	(270)	7,983	(28)
Foreign government debt securities	—	—	998	(2)
Total	$372,987	$(648)	$11,064	$(38)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2024, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2024, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2024			Fair Value Measurements as of December 31, 2023
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$120,399	$120,399	$—	$108,826	$108,826	$—
Commercial paper	21,119	—	21,119	56,115	—	56,115
U.S. treasury debt securities	263,552	—	263,552	224,587	—	224,587
U.S. government agency debt securities	99,316	—	99,316	110,277	—	110,277
Corporate debt securities	178,834	—	178,834	165,651	—	165,651
Foreign government debt securities	998	—	998	992	—	992
	$684,218	$120,399	$563,819	$666,448	$108,826	$557,622

Included in cash and cash equivalents	$141,937			$108,826
Included in marketable securities	$542,281			$557,622

Convertible Senior Notes
As of March 31, 2024, the fair value of our convertible senior notes due in 2026 and 2028 was $86.2 million and $651.9 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
During the first quarter of 2024 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of March 31, 2024.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of March 31, 2024, the remaining life of the 2026 Notes and 2028 Notes were approximately 2.3 years and 4.4 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	March 31, 2024		December 31, 2023
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(643)	(9,536)	(711)	(10,076)
Net carrying amount	$70,599	$692,464	$70,531	$691,924

Interest expense related to the Notes was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Contractual interest expense	$2,394	$970
Amortization of issuance costs	608	325
Total interest expense	$3,002	$1,295

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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2024	2023
Cost of revenue
Subscription and support	$1,601	$1,072
Professional services	727	633
Operating expenses
Research and development	4,641	4,697
Sales and marketing	8,038	6,958
General and administrative	8,000	24,682
Total	$23,007	$38,042
Stock Options

The following table summarizes the option activity under the Plans for the three months ended March 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2023	1,211,619	$14.46	2.3
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(18,943)	15.93
Outstanding at March 31, 2024	1,192,676	$14.43	2.1

Exercisable at March 31, 2024	1,192,676	$14.43	2.1
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plans for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2023	2,198,411	$97.17
Granted	947,282	94.78
Forfeited	(39,340)	101.42
Vested(1)	(575,242)	98.25
Unvested at March 31, 2024	2,531,111	$96.02
(1) During the three months ended March 31, 2024, in accordance with our Nonqualified Deferred Compensation Plan, no recipients elected to defer settlement of their vested restricted stock units and 14,840 shares were released from deferral.
Employee Stock Purchase Plan
During the three months ended March 31, 2024, 88,047 shares of common stock were purchased under the ESPP at a weighted-average price of $80.79 per share, resulting in cash proceeds of $7.1 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At March 31, 2024, there was approximately $1.4 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended March 31,
	2024	2023
Subscription and support	$154,979	$129,664
XBRL professional services	17,593	16,733
Other services	3,095	3,792
Total revenues	$175,667	$150,189
Deferred Revenue
We recognized $142.3 million and $118.4 million of revenue during the three months ended March 31, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2024, we expect revenue of approximately $931.8 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $515.0 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.5	$15,765	$(8,294)	$7,471	$15,949	$(7,471)	$8,478
Acquired customer-related	10.0	15,081	(3,084)	11,997	15,427	(2,769)	12,658
Acquired trade names	2.9	2,156	(1,750)	406	2,172	(1,721)	451
Patents	10.0	3,182	(1,902)	1,280	3,150	(1,845)	1,305
Total	7.2	$36,184	$(15,030)	$21,154	$36,698	$(13,806)	$22,892

Amortization expense related to intangible assets was $1.4 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2024	$4,074
2025	4,699
2026	3,380
2027	2,085
2028	1,648
Thereafter	5,268
Total expected amortization expense	$21,154
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2023	$112,097
Foreign currency translation adjustments	(1,780)
March 31, 2024	$110,317

10. Net Loss Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(10,869)	$(818)	$(42,819)	$(3,331)

Denominator
Weighted-average common shares outstanding - basic and diluted	51,070,269	3,845,583	49,815,159	3,875,083
Basic and diluted net loss per share	$(0.21)	$(0.21)	$(0.86)	$(0.86)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2024	March 31, 2023
Shares subject to outstanding common stock options	1,192,676	1,406,771
Shares subject to unvested restricted stock units and performance restricted stock units	2,531,111	2,320,481
Shares issuable pursuant to the ESPP	98,587	99,352
Shares underlying our convertible senior notes	6,132,025	4,304,082

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2024. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
Workiva’s mission is to power transparent reporting for a better world. We believe that all stakeholders, including consumers, employees, shareholders, and regulators, expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Additionally, we offer the only unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, Environmental, Social, and Governance (“ESG”), and Governance, Risk, and Compliance (“GRC”) together in a controlled, secure, audit-ready platform.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,561 at March 31, 2024 from 2,465 at March 31, 2023, an increase of 3.9%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $175.7 million during the three months ended March 31, 2024 from $150.2 million during the three months ended March 31, 2023, an increase of 17.0%. We incurred net losses of $11.7 million and $46.2 million during the three months ended March 31, 2024 and 2023, respectively.
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
Effects of Volatility in the IPO/SPAC Markets
In the United States, volatility in the public markets has led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) since fiscal year 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. We expect reduced valuation multiples caused by higher interest rates, inflation, and geopolitical instability to continue to negatively impact the number of IPOs and SPACs in fiscal year 2024. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expenses have historically been higher in the third quarter due to our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Three months ended March 31,
	2024	2023

	(dollars in thousands)
Financial metrics
Total revenue	$175,667	$150,189
Percentage increase in total revenue	17.0%	15.8%
Subscription and support revenue	$154,979	$129,664
Percentage increase in subscription and support revenue	19.5%	21.0%
Subscription and support as a percent of total revenue	88.2%	86.3%

	As of March 31,
	2024	2023
Operating metrics
Number of customers	6,074	5,754
Subscription and support revenue retention rate	97.8%	97.9%
Subscription and support revenue retention rate including add-ons	110.6%	109.2%
Number of customers with annual contract value $100k+	1,696	1,363
Number of customers with annual contract value $150k+	961	746
Number of customers with annual contract value $300k+	332	247
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
Our subscription and support revenue retention rate was 97.8% as of March 31, 2024, down slightly from 97.9% as of March 31, 2023. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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

Our subscription and support revenue retention rate including add-ons was 110.6% as of the quarter ended March 31, 2024, up from 109.2% as of March 31, 2023.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.

	Three months ended March 31,
	2024	2023
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	69.2%	63.9%
Subscription and support revenue from customers with annual contract value of $150k+ as a percent of total subscription and support revenue	54.8%	49.5%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	34.3%	30.0%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2024 and 2023, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
We generate sales directly through our sales force and partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from 12 to 36 months. We typically invoice our customers for subscription fees annually in advance. For contracts with a two or three year term, customers sometimes elect to pay the entire multi-year subscription term in advance. Our arrangements do not contain general rights of return.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2024	2023

	(in thousands)
Revenue
Subscription and support	$154,979	$129,664
Professional services	20,688	20,525
Total revenue	175,667	150,189
Cost of revenue
Subscription and support(1)	27,927	24,133
Professional services(1)	13,596	14,385
Total cost of revenue	41,523	38,518
Gross profit	134,144	111,671
Operating expenses
Research and development(1)	45,495	45,791
Sales and marketing(1)	82,633	70,710
General and administrative(1)	24,299	42,011
Total operating expenses	152,427	158,512
Loss from operations	(18,283)	(46,841)
Interest income	10,455	3,717
Interest expense	(3,232)	(1,501)
Other income (expense), net	86	(940)
Loss before provision for income taxes	(10,974)	(45,565)
Provision for income taxes	713	585
Net loss	$(11,687)	$(46,150)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Cost of revenue
Subscription and support	$1,601	$1,072
Professional services	727	633
Operating expenses
Research and development	4,641	4,697
Sales and marketing	8,038	6,958
General and administrative	8,000	24,682
Total stock-based compensation expense	$23,007	$38,042

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2024	2023
Revenue
Subscription and support	88.2%	86.3%
Professional services	11.8	13.7
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	15.9	16.1
Professional services	7.7	9.6
Total cost of revenue	23.6	25.7
Gross profit	76.4	74.3
Operating expenses
Research and development	25.9	30.5
Sales and marketing	47.0	47.1
General and administrative	13.8	28.0
Total operating expenses	86.7	105.6
Loss from operations	(10.3)	(31.3)
Interest income	6.0	2.5
Interest expense	(1.8)	(1.0)
Other expense, net	—	(0.6)
Loss before provision for income taxes	(6.1)	(30.4)
Provision for income taxes	0.4	0.4
Net loss	(6.5)%	(30.8)%
Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three months ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Revenue
Subscription and support	$154,979	$129,664	19.5%
Professional services	20,688	20,525	0.8%
Total revenue	$175,667	$150,189	17.0%

Total revenue increased $25.5 million for the three months ended March 31, 2024 compared to the same quarter a year ago due primarily to a $25.3 million increase in subscription and support revenue. Growth in subscription and support revenue in the first quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services was relatively flat for the three months ended March 31, 2024 compared to the same quarter a year ago. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$27,927	$24,133	15.7%
Professional services	13,596	14,385	(5.5)%
Total cost of revenue	$41,523	$38,518	7.8%
Cost of revenue increased $3.0 million during the three months ended March 31, 2024 compared to the same quarter a year ago. Subscription and support cost of revenue increased $3.8 million due primarily to $2.5 million in higher cash-based compensation and benefits costs, $0.5 million of additional stock-based compensation, and a $0.3 million increase in software expense. The increases in compensation and software expense resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue decreased $0.8 million due primarily to a decrease in cash-based compensation and benefits costs. The decrease was primarily driven by a decrease in employee headcount as we continue to transition consulting and other services to our partners.
Operating Expenses

	Three months ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Operating expenses
Research and development	$45,495	$45,791	(0.6)%
Sales and marketing	82,633	70,710	16.9%
General and administrative	24,299	42,011	(42.2)%
Total operating expenses	$152,427	$158,512	(3.8)%
Research and Development
Research and development expenses were relatively flat for the three months ended March 31, 2024 compared to the same quarter a year ago due primarily to $2.1 million in higher cash-based compensation and benefits partially offset by a $2.0 million decrease in travel expense. The increase in compensation resulted primarily from our continued investment in and support of our platform and solutions. The decrease in travel expense during the first quarter of 2024 was primarily due to our annual research and development event which was held in the first quarter of 2023. The event will be held in the second quarter of 2024.

Sales and Marketing
Sales and marketing expenses increased $11.9 million during the three months ended March 31, 2024 compared to the same quarter a year ago due primarily to $8.3 million in higher cash-based compensation and benefits, $1.1 million of additional stock-based compensation, a $1.2 million increase in travel expense, and a $0.9 million increase in professional service fees. The increase in compensation was primarily due to an increase in employee headcount and sales commissions as we continue to invest in our go-to-market activities. The increase in travel expense was primarily due to our annual internal sales and marketing event and a general increase in travel driven by an increase in employee headcount and our continued investment in our go-to-market activities. The increase in professional service fees was the result of our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses decreased $17.7 million during the three months ended March 31, 2024 compared to the same quarter a year ago due primarily to a $1.5 million decrease in cash-based compensation and benefits, a $16.8 million decrease in stock-based compensation, and a $1.0 million increase in sales tax expense. The decrease in compensation during the first quarter of 2024 is primarily due to the recognition of $1.4 million and $18.1 million in cash-based and stock-based compensation, respectively, pursuant to certain transition agreements with former executives during the first quarter of 2023 which did not recur in 2024. The remaining increase in compensation was primarily due to a modest increase in employee headcount. The increase in sales tax expense was primarily due to a goods and services tax refund from the first quarter of 2023 which did not recur in the first quarter of 2024.
Non-Operating Income (Expenses)

	Three months ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Interest income	$10,455	$3,717	181.3%
Interest expense	(3,232)	(1,501)	115.3%
Other income (expense), net	86	(940)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other Income (Expense), Net
During the three months ended March 31, 2024, interest income increased $6.7 million compared to the same quarter a year ago due primarily to an increase in our investment balance, facilitated by the issuance of our 2028 convertible notes, coupled with higher interest rates. Interest expense increased $1.7 million compared to the same quarter a year ago due primarily to the issuance of our 2028 convertible notes. Other income (expense), net increased $1.0 million compared to the same quarter a year ago due primarily to gains on foreign currency transactions as well as losses on the sale of available-for-sale securities from the first quarter of 2023 which did not recur in the first quarter of 2024.
Results of Operations for Fiscal 2023 Compared to 2022
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $838.3 million, which were held for working capital purposes. We have financed our operations primarily through the proceeds of offerings of equity, convertible debt, and cash from operating activities. We have generated significant operating losses as reflected in our accumulated deficit on our condensed consolidated balance sheets. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 (the "2028 Notes"). Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% convertible senior notes due 2026 (the "2026 Notes") in separate and individually negotiated transactions with certain holders. As of March 31, 2024, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $70.6 million and $692.5 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Cash Flows

	Three months ended March 31,
	2024	2023

	(in thousands)
Cash flow provided by operating activities	$24,844	$5,563
Cash flow provided by (used in) investing activities	17,448	(50,474)
Cash flow used in financing activities	(1,325)	(349)
Net increase (decrease) in cash, cash equivalents and restricted cash, net of impact of exchange rates	$39,860	$(44,712)
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.
Cash provided by operating activities of $24.8 million for the three months ended March 31, 2024 consisted of a net loss of $11.7 million adjusted for non-cash charges of $22.0 million and net cash inflows of $14.6 million from changes in operating assets and liabilities. The change in operating assets and liabilities was driven by a decrease in deferred revenue which was due in part to a reduction of multi-year prepaid customer contracts and timing of contract negotiations. The decreases in accounts receivable and accrued expenses and other liabilities as well as the increases in accounts payable and prepaid expenses were attributable primarily to the timing of our billings, cash collections, and cash payments.

Cash provided by operating activities of $5.6 million for the three months ended March 31, 2023 consisted of a net loss of $46.2 million adjusted for non-cash charges of $40.8 million and net cash inflows of $10.9 million from changes in operating assets and liabilities. The decrease in deferred revenue was due in part to a reduction of multi-year prepaid customer contracts and timing of contract renegotiations. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increase in prepaid expenses as well as the decreases in accounts receivable and accrued expenses and other liabilities were attributable primarily to the timing of our billings, cash collections, and cash payments.
Investing Activities
Cash provided by investing activities of $17.4 million for the three months ended March 31, 2024 consisted of $129.6 million from the maturities of marketable securities and $4.6 million from the sale of marketable securities partially offset by $116.6 million in purchases of marketable securities.
Cash used in investing activities of $50.5 million for the three months ended March 31, 2023 consisted of $125.8 million in purchases of marketable securities partially offset by $43.7 million from the sale of marketable securities and $31.9 million from the maturities of marketable securities.
Financing Activities
Cash used in financing activities of $1.3 million for the three months ended March 31, 2024 consisted of $8.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $7.1 million in proceeds from shares issued in connection with our employee stock purchase plan and $0.3 million in proceeds from option exercises.
Cash used in financing activities of $0.3 million for the three months ended March 31, 2023 consisted of $7.2 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $5.5 million in proceeds from shares issued in connection with our employee stock purchase plan and $1.5 million in proceeds from option exercises.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.
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
During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2024 to the risk factors that were included in the Form 10-K.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.
Item 5.    Other Information
Director and Officer Trading Arrangements
On February 1, 2024, the pre-arranged stock trading plan pursuant to rule 10b5-1, adopted by Michael Hawkins, Executive Vice President of Sales, on September 11, 2023, automatically terminated pursuant to its terms. The expired plan provided for the potential sale of up to 20,152 shares of the Company's Class A common stock through February 9, 2024.
During the three months ended March 31, 2024, no director or officer of the Company, other than what has been set forth immediately above, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2024.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1