Form 10-Q
period 2024-06-30
WORKIVA INC
filed 2024-08-01
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 26, 2024, there were approximately 51,394,455 shares of the registrant's Class A common stock and 3,845,583 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of June 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$267,897	$256,100
Marketable securities	472,956	557,622
Accounts receivable, net of allowance for doubtful accounts of $1,200 and $1,163 at June 30, 2024 and December 31, 2023, respectively	121,359	125,193
Deferred costs	41,994	39,023
Other receivables	6,877	7,367
Prepaid expenses and other	21,307	23,631
Total current assets	932,390	1,008,936

Property and equipment, net	22,268	24,282
Operating lease right-of-use assets	10,535	12,642
Deferred costs, non-current	40,169	33,346
Goodwill	199,202	112,097
Intangible assets, net	31,533	22,892
Other assets	6,592	4,665
Total assets	$1,242,689	$1,218,860

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,229	$5,204
Accrued expenses and other current liabilities	113,339	97,921
Deferred revenue	384,105	380,843
Finance lease obligations	547	532
Total current liabilities	506,220	484,500

Convertible senior notes, non-current	763,672	762,455
Deferred revenue, non-current	27,694	36,177
Other long-term liabilities	221	178
Operating lease liabilities, non-current	8,856	10,890
Finance lease obligations, non-current	13,773	14,050
Total liabilities	1,320,436	1,308,250

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 51,068,836 and 50,333,435 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	51	50
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,845,583 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	608,804	562,942
Accumulated deficit	(681,876)	(652,641)
Accumulated other comprehensive (loss) income	(4,730)	255
Total stockholders’ deficit	(77,747)	(89,390)
Total liabilities and stockholders’ deficit	$1,242,689	$1,218,860

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Subscription and support	$160,735	$136,772	$315,714	$266,436
Professional services	16,768	18,250	37,456	38,775
Total revenue	177,503	155,022	353,170	305,211
Cost of revenue
Subscription and support	27,945	25,083	55,872	49,216
Professional services	13,227	14,421	26,823	28,806
Total cost of revenue	41,172	39,504	82,695	78,022
Gross profit	136,331	115,518	270,475	227,189
Operating expenses
Research and development	48,408	42,697	93,903	88,488
Sales and marketing	84,697	71,882	167,330	142,592
General and administrative	26,375	23,627	50,674	65,638
Total operating expenses	159,480	138,206	311,907	296,718
Loss from operations	(23,149)	(22,688)	(41,432)	(69,529)
Interest income	10,336	4,535	20,791	8,252
Interest expense	(3,237)	(1,499)	(6,469)	(3,000)
Other (expense) income, net	(45)	(439)	41	(1,379)
Loss before provision for income taxes	(16,095)	(20,091)	(27,069)	(65,656)
Provision for income taxes	1,453	819	2,166	1,404
Net loss	$(17,548)	$(20,910)	$(29,235)	$(67,060)
Net loss per common share:
Basic and diluted	$(0.32)	$(0.39)	$(0.53)	$(1.25)
Weighted-average common shares outstanding - basic and diluted	55,177,162	54,009,963	55,046,507	53,850,986

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(17,548)	$(20,910)	$(29,235)	$(67,060)
Other comprehensive (loss) income
Foreign currency translation adjustment	(728)	308	(3,211)	2,009
Unrealized (loss) gain on available-for-sale securities	(367)	(316)	(1,774)	1,263
Other comprehensive (loss) income	(1,095)	(8)	(4,985)	3,272
Comprehensive loss	$(18,643)	$(20,918)	$(34,220)	$(63,788)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands) (unaudited)

Six Months Ended June 30, 2024
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
Stock-based compensation expense	—	—	23,007	—	—	23,007
Issuance of common stock upon exercise of stock options	19	1	301	—	—	302
Issuance of common stock under employee stock purchase plan	88	—	7,113	—	—	7,113
Issuance of restricted stock units	590	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(91)	—	(8,611)	—	—	(8,611)
Net loss	—	—	—	—	(11,687)	(11,687)
Other comprehensive loss	—	—	—	(3,890)	—	(3,890)
Balances at March 31, 2024	54,785	$55	$584,752	$(3,635)	$(664,328)	$(83,156)
Stock-based compensation expense	—	—	25,402	—	—	25,402
Issuance of common stock upon exercise of stock options	18	—	290	—	—	290
Issuance of restricted stock units	131	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(20)	—	(1,640)	—	—	(1,640)
Net loss	—	—	—	—	(17,548)	(17,548)
Other comprehensive loss	—	—	—	(1,095)	—	(1,095)
Balances at June 30, 2024	54,914	$55	$608,804	$(4,730)	$(681,876)	$(77,747)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands) (unaudited)

Six Months Ended June 30, 2023
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Stock-based compensation expense	—	—	38,042	—	—	38,042
Issuance of common stock upon exercise of stock options	102	—	1,457	—	—	1,457
Issuance of common stock under employee stock purchase plan	107	—	5,546	—	—	5,546
Issuance of restricted stock units	449	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(78)	—	(7,228)	—	—	(7,228)
Net loss	—	—	—	—	(46,150)	(46,150)
Other comprehensive income	—	—	—	3,280	—	3,280
Balances at March 31, 2023	53,232	$53	$575,549	$(3,406)	$(571,266)	$930
Stock-based compensation expense	—	—	20,610	—	—	20,610
Issuance of common stock upon exercise of stock options	47	1	746	—	—	747
Issuance of restricted stock units	266	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(12)	—	(1,212)	—	—	(1,212)
Net loss	—	—	—	—	(20,910)	(20,910)
Other comprehensive loss	—	—	—	(8)	—	(8)
Balances at June 30, 2023	53,533	$54	$595,693	$(3,414)	$(592,176)	$157

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash flows from operating activities
Net loss	$(17,548)	$(20,910)	$(29,235)	$(67,060)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,564	2,867	5,086	5,667
Stock-based compensation expense	25,402	20,610	48,409	58,652
Provision for (recovery of) doubtful accounts	20	(57)	(103)	49
Realized loss on sale of available-for-sale securities, net	—	147	—	708
Amortization of premiums and discounts on marketable securities, net	(3,156)	(1,572)	(6,905)	(2,600)
Amortization of issuance costs and debt discount	609	325	1,217	650
Deferred income tax	4	7	(291)	(3)
Changes in assets and liabilities:
Accounts receivable	(33,267)	(6,886)	3,680	22,477
Deferred costs	(11,599)	1,362	(10,194)	3,132
Operating lease right-of-use asset	1,172	1,268	2,598	2,563
Other receivables	4,347	(381)	4,541	(286)
Prepaid expenses and other	4,693	(1,705)	2,420	(7,437)
Other assets	(565)	510	(1,655)	436
Accounts payable	(1,884)	(1,088)	2,842	(881)
Deferred revenue	13,079	21,060	(4,447)	11,105
Operating lease liability	(966)	(1,207)	(1,953)	(2,379)
Accrued expenses and other liabilities	17,081	11,629	8,820	6,749
Net cash (used in) provided by operating activities	(14)	25,979	24,830	31,542

Cash flows from investing activities
Purchase of property and equipment	(108)	(639)	(311)	(837)
Purchase of marketable securities	(34,986)	(51,204)	(151,553)	(177,019)
Sale of marketable securities	—	21,339	4,609	65,052
Maturities of marketable securities	107,100	8,000	236,740	39,905
Acquisitions, net of cash acquired	(98,280)	—	(98,280)	—
Purchase of intangible assets	(41)	(40)	(72)	(119)
Net cash used in investing activities	(26,315)	(22,544)	(8,867)	(73,018)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Cash flows from financing activities
Proceeds from option exercises	290	747	592	2,204
Taxes paid related to net share settlements of stock-based compensation awards	(1,640)	(1,212)	(10,251)	(8,440)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	7,113	5,546
Principal payments on finance lease obligations	(132)	(125)	(261)	(249)
Net cash used in financing activities	(1,482)	(590)	(2,807)	(939)
Effect of foreign exchange rates on cash	(358)	609	(1,465)	1,157

Net (decrease) increase in cash, cash equivalents and restricted cash	(28,169)	3,454	11,691	(41,258)
Cash, cash equivalents and restricted cash at beginning of period	296,581	195,485	256,721	240,197
Cash, cash equivalents and restricted cash at end of period	$268,412	$198,939	$268,412	$198,939

Supplemental cash flow disclosure
Cash paid for interest	$197	$204	$5,102	$2,350
Cash paid for income taxes, net of refunds	$2,181	$1,198	$3,133	$1,521

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$267,897	$198,939	$267,897	$198,939
Restricted cash included within prepaid expenses and other at end of period	515	—	$515	$—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$268,412	$198,939	$268,412	$198,939

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) is on a mission to power transparent reporting for a better world. We believe that all stakeholders, including consumers, employees, shareholders, and regulators expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, the Asia-Pacific region and Canada.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accrued vacation	$18,908	$15,356
Accrued commissions	15,796	11,969
Accrued bonuses	16,268	6,825
Accrued payroll	7,301	7,206
Estimated health insurance claims	2,685	3,462
Accrued interest	3,190	3,510
ESPP employee contributions	7,627	7,540
Customer deposits	23,537	24,763
Operating lease liabilities	4,457	5,256
Accrued other liabilities	13,570	12,034
	$113,339	$97,921

3. Cash Equivalents and Marketable Securities
At June 30, 2024, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$146,211	$—	$—	$146,211
Commercial paper	9,857	—	—	9,857
U.S. treasury debt securities	222,378	27	(360)	222,045
U.S. government agency debt securities	89,874	4	(131)	89,747
Corporate debt securities	153,605	51	(370)	153,286
	$621,925	$82	$(861)	$621,146
Included in cash and cash equivalents	$148,190	$—	$—	$148,190
Included in marketable securities	$473,735	$82	$(861)	$472,956

At December 31, 2023, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$108,826	$—	$—	$108,826
Commercial paper	56,115	—	—	56,115
U.S. treasury debt securities	224,136	531	(80)	224,587
U.S. government agency debt securities	110,036	256	(15)	110,277
Corporate debt securities	165,341	497	(187)	165,651
Foreign government debt securities	999	—	(7)	992
	$665,453	$1,284	$(289)	$666,448
Included in cash and cash equivalents	$108,826	$—	$—	$108,826
Included in marketable securities	$556,627	$1,284	$(289)	$557,622

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of June 30, 2024
Due within one year	$334,821
Due in one to two years	138,135
$472,956
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of June 30, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2024
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$177,186	$(325)	$8,949	$(35)
U.S. government agency debt securities	75,128	(131)	—	—
Corporate debt securities	106,724	(327)	13,629	(43)
Total	$359,038	$(783)	$22,578	$(78)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2024, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2024, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2024			Fair Value Measurements as of December 31, 2023
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$146,211	$146,211	$—	$108,826	$108,826	$—
Commercial paper	9,857	—	9,857	56,115	—	56,115
U.S. treasury debt securities	222,045	—	222,045	224,587	—	224,587
U.S. government agency debt securities	89,747	—	89,747	110,277	—	110,277
Corporate debt securities	153,286	—	153,286	165,651	—	165,651
Foreign government debt securities	—	—	—	992	—	992
	$621,146	$146,211	$474,935	$666,448	$108,826	$557,622

Included in cash and cash equivalents	$148,190			$108,826
Included in marketable securities	$472,956			$557,622

Convertible Senior Notes
As of June 30, 2024, the fair value of our convertible senior notes due in 2026 and 2028 was $78.2 million and $613.8 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
During the second quarter of 2024 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of June 30, 2024.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of June 30, 2024, the remaining life of the 2026 Notes and 2028 Notes were approximately 2.1 years and 4.2 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	June 30, 2024		December 31, 2023
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(576)	(8,994)	(711)	(10,076)
Net carrying amount	$70,666	$693,006	$70,531	$691,924

Interest expense related to the Notes was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$2,394	$970	$4,788	$1,940
Amortization of issuance costs	609	325	1,217	650
Total interest expense	$3,003	$1,295	$6,005	$2,590

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
On May 30, 2024, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,900,000. As of June 30, 2024, 5,212,217 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue
Subscription and support	$1,943	$1,413	$3,544	$2,485
Professional services	763	667	1,490	1,300
Operating expenses
Research and development	5,152	4,825	9,793	9,522
Sales and marketing	8,490	6,703	16,528	13,661
General and administrative	9,054	7,002	17,054	31,684
Total	$25,402	$20,610	$48,409	$58,652
Stock Options
The following table summarizes the option activity under the Plans for the six months ended June 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2023	1,211,619	$14.46	2.3
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(37,265)	15.87
Outstanding at June 30, 2024	1,174,354	$14.41	1.8

Exercisable at June 30, 2024	1,174,354	$14.41	1.8
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plans for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2023	2,198,411	$97.17
Granted	1,115,127	92.39
Forfeited	(102,589)	96.39
Vested(1)	(705,626)	94.17
Unvested at June 30, 2024	2,505,323	$95.97
(1) During the six months ended June 30, 2024, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 3,325 shares elected to defer settlement of their vested restricted stock units and 18,919 shares were released from deferral.

Employee Stock Purchase Plan
During the six months ended June 30, 2024, 88,047 shares of common stock were purchased under the ESPP at a weighted-average price of $80.79 per share, resulting in cash proceeds of $7.1 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At June 30, 2024, there was approximately $0.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 12 days.
8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Subscription and support	$160,735	$136,772	$315,714	$266,436
XBRL professional services	14,027	14,431	31,620	31,164
Other services	2,741	3,819	5,836	7,611
Total revenues	$177,503	$155,022	$353,170	$305,211
Deferred Revenue
We recognized $145.2 million and $122.5 million of revenue during the three months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $254.5 million and $212.6 million of revenue during the six months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2024, we expect revenue of approximately $994.6 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $543.7 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.

9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of June 30, 2024				As of December 31, 2023
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.7	$26,261	$(9,233)	$17,028	$15,949	$(7,471)	$8,478
Acquired customer-related	10.0	16,319	(3,442)	12,877	15,427	(2,769)	12,658
Acquired trade names	2.9	2,152	(1,781)	371	2,172	(1,721)	451
Patents	10.0	3,222	(1,965)	1,257	3,150	(1,845)	1,305
Total	6.8	$47,954	$(16,421)	$31,533	$36,698	$(13,806)	$22,892
Amortization expense related to intangible assets was $1.4 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $2.8 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2024	$3,830
2025	6,926
2026	5,606
2027	4,319
2028	3,885
Thereafter	6,967
Total expected amortization expense	$31,533
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2023	$112,097
Acquisition	89,410
Foreign currency translation adjustments	(2,305)
June 30, 2024	$199,202

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2024		June 30, 2023
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(16,325)	$(1,223)	$(19,421)	$(1,489)

Denominator
Weighted-average common shares outstanding - basic and diluted	51,331,579	3,845,583	50,164,380	3,845,583
Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.39)	$(0.39)

	Six months ended
	June 30, 2024		June 30, 2023
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(27,193)	$(2,042)	$(62,253)	$(4,807)

Denominator
Weighted-average common shares outstanding - basic and diluted	51,200,924	3,845,583	49,990,734	3,860,252
Basic and diluted net loss per share	$(0.53)	$(0.53)	$(1.25)	$(1.25)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2024	June 30, 2023
Shares subject to outstanding common stock options	1,174,354	1,359,116
Shares subject to unvested restricted stock units and performance restricted stock units	2,505,323	2,261,742
Shares issuable pursuant to the ESPP	96,271	96,892
Shares underlying our convertible senior notes	6,132,025	4,304,082

11. Acquisitions
On June 17, 2024, we acquired all of the issued and outstanding equity interests in Sustain.Life, Inc. (“Sustain.Life”), a leading provider of carbon accounting solutions to launch Workiva Carbon, for $98.3 million net of cash acquired of $0.3 million. Workiva Carbon is an audit-ready carbon accounting solution that helps organizations measure, manage, track, and report carbon emissions, including data from third-party supply chain partners. Coupled with Workiva's ESG reporting solution, companies can now collect key business data, calculate critical metrics, set data-driven ESG strategy, measure progress, and report results all in the Workiva platform.
The transaction was accounted for as a business combination. The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values of goodwill and definite-lived intangible assets acquired in the acquisition were externally estimated primarily based on the replacement cost approach. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The primary area subject to change includes our review of the valuation of intangible assets. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recognized was primarily attributable to the assembled workforce, operational synergies, and strategic benefits that are expected to be achieved and is not deductible for income tax purposes.
The following table presents a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$98,532
Total consideration	$98,532

Cash	$251
Accounts receivable, net	384
Other receivables	4,066
Prepaid expenses and other	239
Intangible assets	11,890
Goodwill	89,410
Accounts payable	(211)
Accrued liabilities	(5,194)
Deferred revenue	(1,042)
Other long-term liabilities	(1,261)
Fair value of assets and liabilities	$98,532
We incurred costs related to the acquisition of approximately $1.1 million during the three months ended June 30, 2024. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our condensed consolidated statements of operations.
The amount of revenues and net loss from the acquisition included in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 were not material.

12. Subsequent Events
On July 30, 2024, our board of directors authorized a share repurchase program to repurchase up to $100.0 million of the Company’s outstanding Class A common stock. Under this new program, the Company may purchase its Class A common stock from time to time in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and it may be suspended or discontinued at any time.

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
Workiva provides more than 6,100 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (Financial Reporting, ESG, and GRC) focusing primarily on the office of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,680 at June 30, 2024 from 2,508 at June 30, 2023, an increase of 6.9%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $177.5 million and $353.2 million during the three and six months ended June 30, 2024, respectively from $155.0 million and $305.2 million during the three and six months ended June 30, 2023, respectively. We incurred net losses of $17.5 million and $29.2 million during the three and six months ended June 30, 2024, respectively compared to $20.9 million and $67.1 million during the three and six months ended June 30, 2023, respectively.
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
Recent Business Developments
On June 17, 2024, we acquired all of the issued and outstanding equity interests in Sustain.Life, a leading provider of carbon accounting solutions to launch Workiva Carbon. Workiva Carbon is an audit-ready carbon accounting solution that helps organizations measure, manage, track, and report carbon emissions, including data from third-party supply chain partners. Coupled with Workiva's ESG reporting solution, companies can now collect key business data, calculate critical metrics, set data-driven ESG strategy, measure progress, and report results all in the Workiva platform. See Note 11 to the condensed consolidated financial statements for more information.
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

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Financial metrics
Total revenue	$177,503	$155,022	$353,170	$305,211
Percentage increase in total revenue	14.5%	17.8%	15.7%	16.8%
Subscription and support revenue	$160,735	$136,772	$315,714	$266,436
Percentage increase in subscription and support revenue	17.5%	20.7%	18.5%	20.8%
Subscription and support as a percent of total revenue	90.6%	88.2%	89.4%	87.3%

	As of June 30,
	2024	2023
Operating metrics
Number of customers	6,147	5,860
Subscription and support revenue retention rate	97.6%	97.6%
Subscription and support revenue retention rate including add-ons	109.2%	111.1%
Number of customers with annual contract value $100k+	1,768	1,470
Number of customers with annual contract value $150k+	1,015	823
Number of customers with annual contract value $300k+	356	272
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. Our customer count as of June 30, 2024 does not include Sustain.Life.
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
Our subscription and support revenue retention rate was 97.6% as of June 30, 2024, which remained flat from June 30, 2023. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.
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

Our subscription and support revenue retention rate including add-ons was 109.2% as of the quarter ended June 30, 2024, down from 111.1% as of June 30, 2023.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	69.6%	65.7%	69.4%	64.8%
Subscription and support revenue from customers with annual contract value of $150k+ as a percent of total subscription and support revenue	55.4%	51.4%	55.1%	50.5%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	34.7%	31.0%	34.5%	30.5%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2024 and 2023, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
We generate sales directly through our sales force and partners. We also identify some sales opportunities with existing customers through our customer success and professional services teams.
Our customer contracts typically range in length from one year to three years. We typically invoice our customers for subscription fees annually in advance. For contracts with a two or three year term, customers sometimes elect to pay the entire multi-year subscription term in advance. Our arrangements do not contain general rights of return.
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

Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services, customer success teams and training personnel, including salaries, benefits, bonuses, travel, and stock-based compensation; the costs of contracted third-party vendors; the costs of third-party hosting fees for server usage by our customers; information technology costs; and facility costs.
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
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, travel,and stock-based compensation; costs of third-party hosting fees for server usage by our developers; information technology costs; and facility costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related costs for our executive, finance and accounting, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, travel, and stock-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription and support	$160,735	$136,772	$315,714	$266,436
Professional services	16,768	18,250	37,456	38,775
Total revenue	177,503	155,022	353,170	305,211
Cost of revenue
Subscription and support(1)	27,945	25,083	55,872	49,216
Professional services(1)	13,227	14,421	26,823	28,806
Total cost of revenue	41,172	39,504	82,695	78,022
Gross profit	136,331	115,518	270,475	227,189
Operating expenses
Research and development(1)	48,408	42,697	93,903	88,488
Sales and marketing(1)	84,697	71,882	167,330	142,592
General and administrative(1)	26,375	23,627	50,674	65,638
Total operating expenses	159,480	138,206	311,907	296,718
Loss from operations	(23,149)	(22,688)	(41,432)	(69,529)
Interest income	10,336	4,535	20,791	8,252
Interest expense	(3,237)	(1,499)	(6,469)	(3,000)
Other (expense) income, net	(45)	(439)	41	(1,379)
Loss before provision for income taxes	(16,095)	(20,091)	(27,069)	(65,656)
Provision for income taxes	1,453	819	2,166	1,404
Net loss	$(17,548)	$(20,910)	$(29,235)	$(67,060)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription and support	$1,943	$1,413	$3,544	$2,485
Professional services	763	667	1,490	1,300
Operating expenses
Research and development	5,152	4,825	9,793	9,522
Sales and marketing	8,490	6,703	16,528	13,661
General and administrative	9,054	7,002	17,054	31,684
Total stock-based compensation expense	$25,402	$20,610	$48,409	$58,652

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Subscription and support	90.6%	88.2%	89.4%	87.3%
Professional services	9.4	11.8	10.6	12.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.7	16.2	15.8	16.1
Professional services	7.5	9.3	7.6	9.4
Total cost of revenue	23.2	25.5	23.4	25.5
Gross profit	76.8	74.5	76.6	74.5
Operating expenses
Research and development	27.3	27.5	26.6	29.0
Sales and marketing	47.7	46.4	47.4	46.7
General and administrative	14.9	15.2	14.3	21.5
Total operating expenses	89.9	89.1	88.3	97.2
Loss from operations	(13.1)	(14.6)	(11.7)	(22.7)
Interest income	5.8	2.9	5.9	2.7
Interest expense	(1.8)	(1.0)	(1.8)	(1.0)
Other expense, net	—	(0.3)	—	(0.5)
Loss before provision for income taxes	(9.1)	(13.0)	(7.6)	(21.5)
Provision for income taxes	0.8	0.5	0.6	0.5
Net loss	(9.9)%	(13.5)%	(8.2)%	(22.0)%
Comparison of Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Revenue
Subscription and support	$160,735	$136,772	17.5%	$315,714	$266,436	18.5%
Professional services	16,768	18,250	(8.1)%	37,456	38,775	(3.4)%
Total revenue	$177,503	$155,022	14.5%	$353,170	$305,211	15.7%

Total revenue increased $22.5 million for the three months ended June 30, 2024 compared to the same quarter a year ago due primarily to a $24.0 million increase in subscription and support revenue. Growth in subscription and support revenue in the second quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services decreased $1.5 million for the three months ended June 30, 2024 compared to the same quarter a year ago. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Total revenue increased $48.0 million for the six months ended June 30, 2024 compared to the same period a year ago due primarily to a $49.3 million increase in subscription and support revenue. Growth in subscription and support revenue was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services decreased $1.3 million for the six months ended June 30, 2024 compared to the same period a year ago. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$27,945	$25,083	11.4%	$55,872	$49,216	13.5%
Professional services	13,227	14,421	(8.3)%	26,823	28,806	(6.9)%
Total cost of revenue	$41,172	$39,504	4.2%	$82,695	$78,022	6.0%
Cost of revenue increased $1.7 million during the three months ended June 30, 2024 compared to the same quarter a year ago. Subscription and support cost of revenue increased $2.9 million due primarily to $2.4 million in higher cash-based compensation and benefits costs and $0.5 million of additional stock-based compensation. The increase in compensation resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue decreased $1.2 million due primarily to a $0.8 million decrease in cash-based compensation and benefits costs. The decrease was primarily driven by a decrease in employee headcount as we continue to transition consulting and other services to our partners.
Cost of revenue increased $4.7 million during the six months ended June 30, 2024 compared to the same period a year ago. Subscription and support cost of revenue increased $6.7 million due primarily to $4.9 million in higher cash-based compensation and benefits costs, $1.1 million of additional stock-based compensation, and a $0.4 million increase in software expense. The increases in compensation and software expense resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue decreased $2.0 million due primarily to a $1.6 million decrease in cash-based compensation and benefits costs. The decrease was primarily driven by a decrease in employee headcount as we continue to transition consulting and other services to our partners.

Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Operating expenses
Research and development	$48,408	$42,697	13.4%	$93,903	$88,488	6.1%
Sales and marketing	84,697	71,882	17.8%	167,330	142,592	17.3%
General and administrative	26,375	23,627	11.6%	50,674	65,638	(22.8)%
Total operating expenses	$159,480	$138,206	15.4%	$311,907	$296,718	5.1%
Research and Development
Research and development expenses increased $5.7 million during the three months ended June 30, 2024 compared to the same quarter a year ago due primarily to $2.0 million in higher cash-based compensation and benefits, $0.3 million of additional stock-based compensation, a $1.9 million increase in travel expense, and a $1.0 million increase in professional service fees. The increases in compensation and professional service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was primarily due to our annual research and development event which was held in the second quarter of 2024. In the prior year the event was held in the first quarter.
Research and development expenses increased $5.4 million during the six months ended June 30, 2024 compared to the same period a year ago due primarily to $4.1 million in higher cash-based compensation and benefits, $0.3 million of additional stock-based compensation, and a $1.0 million increase in professional service fees partially offset by a $0.4 million decrease in software expense. The increases in compensation and professional service fees resulted primarily from our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $12.8 million during the three months ended June 30, 2024 compared to the same quarter a year ago due primarily to $8.1 million in higher cash-based compensation and benefits, $1.8 million of additional stock-based compensation, a $1.0 million increase in travel expense, a $0.9 million increase in professional service fees, and a $0.8 million increase in marketing and advertising. The increase in compensation was primarily due to an increase in employee headcount as we continue to invest in our go-to-market activities. The increase in travel expense was primarily due to a general increase in travel driven by an increase in employee headcount and our continued investment in our go-to-market activities. The increases in professional service fees and marketing and advertising was the result of our continued investment in and support of our platform and solutions.

Sales and marketing expenses increased $24.7 million during the six months ended June 30, 2024 compared to the same period a year ago due primarily to $16.3 million in higher cash-based compensation and benefits, $2.9 million of additional stock-based compensation, a $2.2 million increase in travel expense, a $1.8 million increase in professional service fees, and a $1.0 million increase in public relations. The increase in compensation was primarily due to an increase in employee headcount and sales commissions as we continue to invest in our go-to-market activities. The increase in travel expense was primarily due to our annual internal sales and marketing event and a general increase in travel driven by an increase in employee headcount and our continued investment in our go-to-market activities. The increases in professional service fees and marketing and advertising was the result of our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses increased $2.7 million during the three months ended June 30, 2024 compared to the same quarter a year ago due primarily to a $0.4 million increase in cash-based compensation and benefits, $2.0 million of additional stock-based compensation, and a $0.9 million increase in professional service fees. In addition, during the second quarter of 2023 we recorded one-time fees of $0.6 million related to the cancellation of certain events which did not recur in the second quarter of 2024. The increase in compensation was primarily due to additional performance-based restricted stock awards issued to executives in the latter part of the first quarter of 2024 and changes in the assumptions associated with the attainment of company-specific performance targets. The remaining increase in compensation was due to a modest increase in employee headcount. The increase in professional service fees was primarily due to costs incurred to acquire Sustain.Life.
General and administrative expenses decreased $15.0 million during the six months ended June 30, 2024 compared to the same period a year ago due primarily to a $1.0 million decrease in cash-based compensation and benefits and a $14.8 million decrease in stock-based compensation partially offset by a $0.6 million increase in professional service fees. In addition, during the six months ended June 30, 2023, we recorded a one-time benefit of $1.0 million related to a goods and services tax refund as well as one-time fees of $0.6 million related to the cancellation of certain events which did not recur in 2024. The decrease in compensation during the first six months of 2024 is primarily due to the recognition of $1.4 million and $18.1 million in cash-based and stock-based compensation, respectively, pursuant to certain transition agreements with former executives during the first quarter of 2023 which did not recur in 2024, partially offset by a modest increase in employee headcount and an increase in performance-based restricted stock expense driven by additional performance-based restricted stock awards issued to executives in the latter part of the first quarter of 2024 and changes in the assumptions associated with the attainment of company-specific performance targets. The increase in professional service fees was primarily due to costs incurred to acquire Sustain.Life.

Non-Operating Income (Expenses)

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Interest income	$10,336	$4,535	127.9%	$20,791	$8,252	152.0%
Interest expense	(3,237)	(1,499)	115.9%	(6,469)	(3,000)	115.6%
Other (expense) income, net	(45)	(439)	*	41	(1,379)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other (Expense) Income, Net
During the three months ended June 30, 2024, interest income increased $5.8 million compared to the same quarter a year ago due primarily to an increase in our investment balance, facilitated by the issuance of our 2028 convertible notes, coupled with higher interest rates. Interest expense increased $1.7 million compared to the same quarter a year ago due primarily to the issuance of our 2028 convertible notes. Other (expense) income, net decreased $0.4 million compared to the same quarter a year ago due primarily to gains on foreign currency transactions as well as losses on the sale of available-for-sale securities from the second quarter of 2023 which did not recur in the second quarter of 2024.
During the six months ended June 30, 2024, interest income increased $12.5 million compared to the same period a year ago due primarily to an increase in our investment balance, facilitated by the issuance of our 2028 convertible notes, coupled with higher interest rates. Interest expense increased $3.5 million compared to the same period a year ago due primarily to the issuance of our 2028 convertible notes. Other (expense) income, net decreased $1.4 million compared to the same period a year ago due primarily to gains on foreign currency transactions as well as losses on the sale of available-for-sale securities from the first six months of 2023 which did not recur in 2024.
Results of Operations for Fiscal 2023 Compared to 2022
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $740.9 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debts. We have generated significant operating losses as reflected in our accumulated deficit on our condensed consolidated balance sheets. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 (the "2028 Notes"). Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% convertible senior notes due 2026 (the "2026 Notes") in separate and individually negotiated transactions with certain holders. As of June 30, 2024, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $70.7 million and $693.0 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Cash Flows

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cash flow (used in) provided by operating activities	$(14)	$25,979	$24,830	$31,542
Cash flow used in investing activities	(26,315)	(22,544)	(8,867)	(73,018)
Cash flow used in financing activities	(1,482)	(590)	(2,807)	(939)
Net (decrease) increase in cash, cash equivalents and restricted cash, net of impact of exchange rates	$(28,169)	$3,454	$11,691	$(41,258)
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.
Cash used in operating activities was flat for the three months ended June 30, 2024 and consisted of a net loss of $17.5 million adjusted for non-cash charges of $25.4 million and net cash outflows of $7.9 million from changes in operating assets and liabilities. Net cash used in operating activities was primarily due to an increase in accounts receivable driven by an increase in large contracts that were signed toward the end of the period and timing of collections from customers. The increase in large contracts also drove an increase in deferred costs, partially offset by the related increase in deferred revenue. The decreases in accounts payable, prepaid expenses, and other receivables as well as the increases in accrued expenses and other liabilities were attributable primarily to the timing of cash payments and collections.

Cash provided by operating activities of $26.0 million for the three months ended June 30, 2023 consisted of a net loss of $20.9 million adjusted for non-cash charges of $22.3 million and net cash inflows of $24.6 million from changes in operating assets and liabilities. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increases in accounts receivable, prepaid expenses, and accrued expenses and other liabilities as well as the decrease in accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments.
Cash provided by operating activities of $24.8 million for the six months ended June 30, 2024 consisted of a net loss of $29.2 million adjusted for non-cash charges of $47.4 million and net cash inflows of $6.7 million from changes in operating assets and liabilities. The change in operating assets and liabilities was driven by a decrease in deferred revenue which was due in part to a reduction of multi-year prepaid customer contracts and timing of contract negotiations. The increase in deferred costs was primarily due to growth in subscription bookings. The increases in other assets, accounts payable, and accrued expenses and other liabilities as well as the decreases in accounts receivable, prepaid expenses, and other receivables were attributable primarily to the timing of our billings, cash collections, and cash payments.
Cash provided by operating activities of $31.5 million for the six months ended June 30, 2023 consisted of a net loss of $67.1 million adjusted for non-cash charges of $63.1 million and net cash inflows of $35.5 million from changes in operating assets and liabilities. Customer growth accounted for most of the increase in deferred revenue. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increases in prepaid expenses and accrued expenses and other liabilities as well as the decreases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments.
Investing Activities
Cash used in investing activities of $26.3 million for the three months ended June 30, 2024 consisted of $98.3 million for the acquisition of Sustain.Life and $35.0 million in purchases of marketable securities partially offset by $107.1 million from the maturities of marketable securities.
Cash used in investing activities of $22.5 million for the three months ended June 30, 2023 consisted of $51.2 million in purchases of marketable securities and $0.6 million in purchases of fixed assets partially offset by $21.3 million from the sale of marketable securities and $8.0 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash used in investing activities of $8.9 million for the six months ended June 30, 2024 consisted of $98.3 million for the acquisition of Sustain.Life and $151.6 million in purchases of marketable securities partially offset by $236.7 million from the maturities of marketable securities and $4.6 million from the sale of marketable securities.
Cash used in investing activities of $73.0 million for the six months ended June 30, 2023 consisted of $177.0 million in purchases of marketable securities and $0.8 million in purchases of fixed assets partially offset by $65.1 million from the sale of marketable securities and $39.9 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.

Financing Activities
Cash used in financing activities of $1.5 million for the three months ended June 30, 2024 consisted of $1.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $0.3 million in proceeds from option exercises.
Cash used in financing activities of $0.6 million for the three months ended June 30, 2023 consisted of $1.2 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $0.7 million in proceeds from option exercises.
Cash used in financing activities of $2.8 million for the six months ended June 30, 2024 consisted of $10.3 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $7.1 million in proceeds from shares issued in connection with our employee stock purchase plan and $0.6 million in proceeds from option exercises.
Cash used in financing activities of $0.9 million for the six months ended June 30, 2023 consisted of $8.4 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $5.5 million in proceeds from shares issued in connection with our employee stock purchase plan and $2.2 million in proceeds from option exercises.
Share Repurchase Plan
On July 30, 2024, our board of directors authorized a share repurchase program for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). The repurchases may be made in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time.
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
During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2024 to the risk factors that were included in the Form 10-K, other than what is set forth immediately below.
Risks Related to Ownership of Our Securities
The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will fully consummate our share repurchase authorization, or that it will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
The amount, frequency and execution of our share repurchases pursuant to the 2024 Repurchase Plan may fluctuate based on our operating results, cash flows, priorities for the use of cash for other purposes. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our board of directors has authorized share repurchases of up to $100.0 million of our outstanding Class A common stock, the authorization does not obligate us to repurchase any common stock, and we may not ultimately purchase any common stock.
We cannot guarantee that our share repurchase authorization pursuant to the 2024 Repurchase Plan will be fully consummated or that it will enhance long-term shareholder value. The repurchase authorization could affect the trading price of our stock and increase volatility. Price volatility may cause the average price at which we repurchase our common stock in a given period to exceed the common stock’s price at a given point in time. There can be no assurance that the time frame for repurchases under our 2024 Repurchase Plan or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our stock repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time and the availability of funds necessary to fulfill such repurchases.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.

Item 5.    Other Information
On July 30, 2024, our board of directors authorized a share repurchase program for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). The repurchases may be made in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time.
Director and Officer Trading Arrangements
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of June 17, 2024, by and among the Company, Sustain, Merger Sub and Sellers Representative, incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 17, 2024.

10.1	Workiva Inc. 2014 Equity Incentive Plan (As Amended and Restated May 30, 2024) incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2024.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of August, 2024.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1