Form 10-Q
period 2024-09-30
WORKIVA INC
filed 2024-11-06
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2024, there were approximately 51,545,404 shares of the registrant's Class A common stock and 3,845,583 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$248,239	$256,100
Marketable securities	528,115	557,622
Accounts receivable, net of allowance for doubtful accounts of $1,157 and $1,163 at September 30, 2024 and December 31, 2023, respectively	137,921	125,193
Deferred costs	44,726	39,023
Other receivables	8,646	7,367
Prepaid expenses and other	21,055	23,631
Total current assets	988,702	1,008,936

Property and equipment, net	21,757	24,282
Operating lease right-of-use assets	9,485	12,642
Deferred costs, non-current	43,557	33,346
Goodwill	202,133	112,097
Intangible assets, net	30,278	22,892
Other assets	6,174	4,665
Total assets	$1,302,086	$1,218,860

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$13,346	$5,204
Accrued expenses and other current liabilities	111,029	97,921
Deferred revenue	414,229	380,843
Finance lease obligations	555	532
Total current liabilities	539,159	484,500

Convertible senior notes, non-current	764,281	762,455
Deferred revenue, non-current	27,527	36,177
Other long-term liabilities	236	178
Operating lease liabilities, non-current	8,062	10,890
Finance lease obligations, non-current	13,631	14,050
Total liabilities	1,352,896	1,308,250

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 51,526,990 and 50,333,435 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	52	50
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,845,583 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	645,083	562,942
Accumulated deficit	(698,868)	(652,641)
Accumulated other comprehensive income	2,919	255
Total stockholders’ deficit	(50,810)	(89,390)
Total liabilities and stockholders’ deficit	$1,302,086	$1,218,860

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Subscription and support	$171,035	$143,421	$486,749	$409,857
Professional services	14,586	14,754	52,042	53,529
Total revenue	185,621	158,175	538,791	463,386
Cost of revenue
Subscription and support	30,621	24,864	86,493	74,080
Professional services	13,050	13,491	39,873	42,297
Total cost of revenue	43,671	38,355	126,366	116,377
Gross profit	141,950	119,820	412,425	347,009
Operating expenses
Research and development	48,425	41,747	142,328	130,235
Sales and marketing	89,756	72,576	257,086	215,168
General and administrative	25,551	21,022	76,225	86,660
Total operating expenses	163,732	135,345	475,639	432,063
Loss from operations	(21,782)	(15,525)	(63,214)	(85,054)
Interest income	9,298	7,294	30,089	15,546
Interest expense	(3,199)	(47,437)	(9,668)	(50,437)
Other expense, net	(350)	(71)	(309)	(1,450)
Loss before provision for income taxes	(16,033)	(55,739)	(43,102)	(121,395)
Provision for income taxes	959	530	3,125	1,934
Net loss	$(16,992)	$(56,269)	$(46,227)	$(123,329)
Net loss per common share:
Basic and diluted	$(0.31)	$(1.04)	$(0.84)	$(2.28)
Weighted-average common shares outstanding - basic and diluted	55,581,841	54,256,941	55,226,254	53,987,791

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(16,992)	$(56,269)	$(46,227)	$(123,329)
Other comprehensive income (loss)
Foreign currency translation adjustment	4,657	(3,189)	1,446	(1,180)
Unrealized gain on available-for-sale securities	2,992	208	1,218	1,471
Other comprehensive income (loss)	7,649	(2,981)	2,664	291
Comprehensive loss	$(9,343)	$(59,250)	$(43,563)	$(123,038)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands) (unaudited)

Nine Months Ended September 30, 2024
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
Stock-based compensation expense	—	—	23,007	—	—	23,007
Issuance of common stock upon exercise of stock options	19	1	301	—	—	302
Issuance of common stock under employee stock purchase plan	88	—	7,113	—	—	7,113
Issuance of restricted stock units	590	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(91)	—	(8,611)	—	—	(8,611)
Net loss	—	—	—	—	(11,687)	(11,687)
Other comprehensive loss	—	—	—	(3,890)	—	(3,890)
Balances at March 31, 2024	54,785	$55	$584,752	$(3,635)	$(664,328)	$(83,156)
Stock-based compensation expense	—	—	25,402	—	—	25,402
Issuance of common stock upon exercise of stock options	18	—	290	—	—	290
Issuance of restricted stock units	131	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(20)	—	(1,640)	—	—	(1,640)
Net loss	—	—	—	—	(17,548)	(17,548)
Other comprehensive loss	—	—	—	(1,095)	—	(1,095)
Balances at June 30, 2024	54,914	$55	$608,804	$(4,730)	$(681,876)	$(77,747)
Stock-based compensation expense	—	—	27,470	—	—	27,470
Issuance of common stock upon exercise of stock options	208	1	3,273	—	—	3,274
Issuance of common stock under employee stock purchase plan	106	—	6,709	—	—	6,709
Issuance of restricted stock units	160	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(15)	—	(1,173)	—	—	(1,173)
Net loss	—	—	—	—	(16,992)	(16,992)
Other comprehensive income	—	—	—	7,649	—	7,649
Balances at September 30, 2024	55,373	$56	$645,083	$2,919	$(698,868)	$(50,810)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands) (unaudited)
Nine Months Ended September 30, 2023
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Stock-based compensation expense	—	—	38,042	—	—	38,042
Issuance of common stock upon exercise of stock options	102	—	1,457	—	—	1,457
Issuance of common stock under employee stock purchase plan	107	—	5,546	—	—	5,546
Issuance of restricted stock units	449	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(78)	—	(7,228)	—	—	(7,228)
Net loss	—	—	—	—	(46,150)	(46,150)
Other comprehensive income	—	—	—	3,280	—	3,280
Balances at March 31, 2023	53,232	$53	$575,549	$(3,406)	$(571,266)	$930
Stock-based compensation expense	—	—	20,610	—	—	20,610
Issuance of common stock upon exercise of stock options	47	1	746	—	—	747
Issuance of restricted stock units	266	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(12)	—	(1,212)	—	—	(1,212)
Net loss	—	—	—	—	(20,910)	(20,910)
Other comprehensive loss	—	—	—	(8)	—	(8)
Balances at June 30, 2023	53,533	$54	$595,693	$(3,414)	$(592,176)	$157
Stock-based compensation expense	—	—	19,377	—	—	19,377
Issuance of common stock upon exercise of stock options	70	—	1,120	—	—	1,120
Issuance of common stock under employee stock purchase plan	93	—	6,967	—	—	6,967
Issuance of restricted stock units	332	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(9)	—	(984)	—	—	(984)
Induced conversion of convertible senior notes	—	—	(81,080)	—	—	(81,080)
Net loss	—	—	—	—	(56,269)	(56,269)
Other comprehensive loss	—	—	—	(2,981)	—	(2,981)
Balances at September 30, 2023	54,019	$54	$541,093	$(6,395)	$(648,445)	$(113,693)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash flows from operating activities
Net loss	$(16,992)	$(56,269)	$(46,227)	$(123,329)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,006	2,686	8,092	8,353
Stock-based compensation expense	27,470	19,377	75,879	78,029
Provision for (recovery of) doubtful accounts	57	8	(46)	57
Accretion of premiums and discounts on marketable securities, net	(2,638)	(1,930)	(9,543)	(4,530)
Amortization of debt discount and issuance costs	609	472	1,826	1,122
Induced conversion expense	—	45,144	—	45,144
Realized loss on sale of available-for-sale securities, net	—	—	—	708
Deferred income tax	(1)	(14)	(292)	(17)
Changes in assets and liabilities:
Accounts receivable	(15,187)	(15,234)	(11,507)	7,243
Deferred costs	(4,946)	3,116	(15,140)	6,248
Operating lease right-of-use asset	1,210	1,244	3,808	3,807
Other receivables	(1,745)	(1,556)	2,796	(1,842)
Prepaid expenses and other	344	3,452	2,764	(3,985)
Other assets	464	1,043	(1,191)	1,479
Accounts payable	4,788	(386)	7,630	(1,267)
Deferred revenue	26,606	11,120	22,159	22,225
Operating lease liability	(878)	(750)	(2,831)	(3,129)
Accrued expenses and other liabilities	(3,261)	3,468	5,559	10,217
Net cash provided by operating activities	18,906	14,991	43,736	46,533

Cash flows from investing activities
Purchase of property and equipment	(243)	(895)	(554)	(1,732)
Purchase of marketable securities	(158,522)	(144,989)	(310,075)	(322,008)
Maturities of marketable securities	108,993	36,906	345,733	76,811
Sale of marketable securities	—	—	4,609	65,052
Acquisitions, net of cash acquired	187	—	(98,093)	—
Purchase of intangible assets	(44)	(48)	(116)	(167)
Net cash used in investing activities	(49,629)	(109,026)	(58,496)	(182,044)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash flows from financing activities
Proceeds from option exercises	3,273	1,120	3,865	3,324
Taxes paid related to net share settlements of stock-based compensation awards	(1,173)	(984)	(11,424)	(9,424)
Proceeds from shares issued in connection with employee stock purchase plan	6,709	6,967	13,822	12,513
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	691,113	—	691,113
Payments for repurchase of convertible senior notes	—	(396,869)	—	(396,869)
Principal payments on finance lease obligations	(134)	(127)	(395)	(376)
Net cash provided by financing activities	8,675	301,220	5,868	300,281
Effect of foreign exchange rates on cash	2,390	(1,239)	925	(82)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(19,658)	205,946	(7,967)	164,688
Cash, cash equivalents, and restricted cash at beginning of period	268,412	198,939	256,721	240,197
Cash, cash equivalents, and restricted cash at end of period	$248,754	$404,885	$248,754	$404,885

Supplemental cash flow disclosure
Cash paid for interest	$4,983	$2,160	$10,085	$4,509
Cash paid for income taxes, net of refunds	$1,387	$604	$4,520	$2,126

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$259	$—	$259	$—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$248,239	$404,885	$248,239	$404,885
Restricted cash included within prepaid expenses and other at end of period	515	—	515	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$248,754	$404,885	$248,754	$404,885

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) provides software solutions to bring customers’ financial reporting, Governance, Risk, and Compliance (“GRC”) and Environmental, Social, and Governance (“ESG”) data together in a controlled, secure, audit-ready platform. Our platform simplifies the most complex reporting and disclosure challenges by streamlining processes, connecting data and teams, and ensuring consistency. Our operational headquarters are located in Ames, Iowa, with additional offices located in the United States, Europe, the Asia-Pacific region and Canada.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
Recently Adopted Accounting Pronouncements
None.
New Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual periods beginning after December 15, 2023, with early adoption permitted. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements and related disclosures.
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

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accrued vacation	$18,889	$15,356
Accrued commissions	11,211	11,969
Accrued bonuses	23,195	6,825
Accrued payroll	6,604	7,206
Estimated health insurance claims	2,417	3,462
Accrued interest	1,197	3,510
ESPP employee contributions	4,287	7,540
Customer deposits	25,720	24,763
Operating lease liabilities	4,001	5,256
Accrued other liabilities	13,508	12,034
	$111,029	$97,921

3. Cash Equivalents and Marketable Securities
At September 30, 2024, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$99,716	$—	$—	$99,716
Commercial paper	5,953	—	—	5,953
U.S. treasury debt securities	255,229	989	(34)	256,184
U.S. government agency debt securities	92,849	401	(2)	93,248
Corporate debt securities	181,850	874	(14)	182,710
	$635,597	$2,264	$(50)	$637,811
Included in cash and cash equivalents	$109,694	$2	$—	$109,696
Included in marketable securities	$525,903	$2,262	$(50)	$528,115

At December 31, 2023, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$108,826	$—	$—	$108,826
Commercial paper	56,115	—	—	56,115
U.S. treasury debt securities	224,136	531	(80)	224,587
U.S. government agency debt securities	110,036	256	(15)	110,277
Corporate debt securities	165,341	497	(187)	165,651
Foreign government debt securities	999	—	(7)	992
	$665,453	$1,284	$(289)	$666,448
Included in cash and cash equivalents	$108,826	$—	$—	$108,826
Included in marketable securities	$556,627	$1,284	$(289)	$557,622

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of September 30, 2024
Due within one year	$348,502
Due in one to two years	179,613
$528,115
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of September 30, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2024
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$39,627	$(30)	$7,490	$(4)
U.S. government agency debt securities	957	(2)	—	—
Corporate debt securities	17,183	(9)	5,842	(5)
Total	$57,767	$(41)	$13,332	$(9)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2024, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2024, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2024			Fair Value Measurements as of December 31, 2023
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$99,716	$99,716	$—	$108,826	$108,826	$—
Commercial paper	5,953	—	5,953	56,115	—	56,115
U.S. treasury debt securities	256,184	—	256,184	224,587	—	224,587
U.S. government agency debt securities	93,248	—	93,248	110,277	—	110,277
Corporate debt securities	182,710	—	182,710	165,651	—	165,651
Foreign government debt securities	—	—	—	992	—	992
	$637,811	$99,716	$538,095	$666,448	$108,826	$557,622

Included in cash and cash equivalents	$109,696			$108,826
Included in marketable securities	$528,115			$557,622

Convertible Senior Notes
As of September 30, 2024, the fair value of our convertible senior notes due in 2026 and 2028 was $82.4 million and $659.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.
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
Holders of the Notes may convert all or a portion of their Notes prior to the close of business on their respective Free Convertibility dates, in multiples of $1,000 principal amount, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter in which the respective Notes were issued (and only during such calendar quarter), if the last reported sale price of our Class A common stock, par value $0.001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
During the third quarter of 2024 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of September 30, 2024.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of September 30, 2024, the remaining life of the 2026 Notes and 2028 Notes were approximately 1.8 years and 3.8 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	September 30, 2024		December 31, 2023
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(508)	(8,453)	(711)	(10,076)
Net carrying amount	$70,734	$693,547	$70,531	$691,924

Interest expense related to the Notes was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$2,394	$1,618	$7,182	$3,558
Amortization of issuance costs	609	472	1,826	1,122
Total interest expense	$3,003	$2,090	$9,008	$4,680

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
On May 30, 2024, stockholders approved an amendment to the 2014 Plan that increased the number of shares available for grant by 3,900,000. As of September 30, 2024, 4,920,079 shares of Class A common stock were available for grant under the 2014 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue
Subscription and support	$2,164	$1,247	$5,708	$3,732
Professional services	858	623	2,348	1,923
Operating expenses
Research and development	5,681	4,155	15,474	13,677
Sales and marketing	9,942	7,108	26,470	20,769
General and administrative	8,825	6,244	25,879	37,928
Total	$27,470	$19,377	$75,879	$78,029
Stock Options
The following table summarizes the option activity under the Plans for the nine months ended September 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2023	1,211,619	$14.46	2.3
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(245,202)	15.76
Outstanding at September 30, 2024	966,417	$14.13	1.9

Exercisable at September 30, 2024	966,417	$14.13	1.9
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2023	2,198,411	$97.17
Granted	1,490,197	87.53
Forfeited	(166,120)	95.04
Vested(1)	(864,693)	95.97
Unvested at September 30, 2024	2,657,795	$92.34

(1) During the nine months ended September 30, 2024, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 3,325 shares elected to defer settlement of their vested restricted stock units and 18,919 shares were released from deferral.
Employee Stock Purchase Plan
During the nine months ended September 30, 2024, 194,239 shares of common stock were purchased under the ESPP at a weighted-average price of $71.16 per share, resulting in cash proceeds of $13.8 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At September 30, 2024, there was approximately $1.4 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.
8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Subscription and support	$171,035	$143,421	$486,749	$409,857
XBRL professional services	11,704	11,555	43,324	42,719
Other services	2,882	3,199	8,718	10,810
Total revenues	$185,621	$158,175	$538,791	$463,386
Deferred Revenue
We recognized $153.0 million and $129.9 million of revenue during the three months ended September 30, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $331.2 million and $277.8 million of revenue during the nine months ended September 30, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2024, we expect revenue of approximately $1,076.1 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $586.0 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.

9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of September 30, 2024				As of December 31, 2023
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.7	$26,591	$(10,811)	$15,780	$15,949	$(7,471)	$8,478
Acquired customer-related	9.7	16,940	(4,020)	12,920	15,427	(2,769)	12,658
Acquired trade names	3.0	2,180	(1,829)	351	2,172	(1,721)	451
Patents	10.0	3,267	(2,040)	1,227	3,150	(1,845)	1,305
Total	6.7	$48,978	$(18,700)	$30,278	$36,698	$(13,806)	$22,892
Amortization expense related to intangible assets was $2.0 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $4.8 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2024	$1,958
2025	7,121
2026	5,801
2027	4,460
2028	4,008
Thereafter	6,930
Total expected amortization expense	$30,278
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2023	$112,097
Acquisition	89,146
Foreign currency translation adjustments	890
September 30, 2024	$202,133

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2024		September 30, 2023
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(15,816)	$(1,176)	$(52,281)	$(3,988)

Denominator
Weighted-average common shares outstanding - basic and diluted	51,736,258	3,845,583	50,411,358	3,845,583
Basic and diluted net loss per share	$(0.31)	$(0.31)	$(1.04)	$(1.04)

	Nine months ended
	September 30, 2024		September 30, 2023
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(43,008)	$(3,219)	$(114,522)	$(8,807)

Denominator
Weighted-average common shares outstanding - basic and diluted	51,380,671	3,845,583	50,132,483	3,855,308
Basic and diluted net loss per share	$(0.84)	$(0.84)	$(2.28)	$(2.28)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2024	September 30, 2023
Shares subject to outstanding common stock options	966,417	1,289,808
Shares subject to unvested restricted stock units and performance restricted stock units	2,657,795	2,273,719
Shares issuable pursuant to the ESPP	125,951	86,000
Shares underlying our convertible senior notes	6,132,025	9,547,320

11. Acquisitions
On June 17, 2024, we acquired all of the issued and outstanding equity interests in Sustain.Life, Inc. (“Sustain.Life”), a leading provider of carbon accounting solutions, for $98.1 million net of cash acquired of $0.3 million to launch Workiva Carbon. Workiva Carbon is an audit-ready carbon accounting solution that helps organizations measure, manage, track, and report carbon emissions, including data from third-party supply chain partners. Coupled with Workiva's ESG reporting solution, companies can now collect key business data, calculate critical metrics, set data-driven ESG strategy, measure progress, and report results all in the Workiva platform.
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
The following table presents a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration	$98,343
Total consideration	$98,343

Cash	$251
Accounts receivable, net	488
Other receivables	4,066
Prepaid expenses and other	239
Intangible assets	11,890
Goodwill	89,146
Accounts payable	(211)
Accrued liabilities	(5,223)
Deferred revenue	(1,042)
Other long-term liabilities	(1,261)
Fair value of assets and liabilities	$98,343
We incurred costs related to the acquisition of approximately $1.1 million during the nine months ended September 30, 2024. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our condensed consolidated statements of operations.
The amount of revenues and net loss from the acquisition included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 were not material.

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
Overview
Workiva is on a mission to power transparent reporting for a better world. We build and deliver the world's leading cloud platform for assured integrated reporting to meet stakeholder demands for action, transparency, and disclosure of financial and non-financial data. Workiva offers the only unified software-as-a-service (“SaaS”) platform brings customers’ financial reporting, Governance, Risk, and Compliance (“GRC”) and Environmental, Social, and Governance (“ESG”) data together in a controlled, secure, audit-ready platform. Our platform simplifies the most complex reporting and disclosure challenges by streamlining processes, connecting data and teams, and ensuring consistency.
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
Workiva provides more than 6,200 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (Financial Reporting, ESG, and GRC) focusing primarily on the office of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,751 at September 30, 2024 from 2,519 at September 30, 2023, an increase of 9.2%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $185.6 million and $538.8 million during the three and nine months ended September 30, 2024, respectively from $158.2 million and $463.4 million during the three and nine months ended September 30, 2023, respectively. We incurred net losses of $17.0 million and $46.2 million during the three and nine months ended September 30, 2024, respectively compared to $56.3 million and $123.3 million during the three and nine months ended September 30, 2023, respectively.
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
Recent Business Developments
On June 17, 2024, we acquired all of the issued and outstanding equity interests in Sustain.Life, a leading provider of carbon accounting solutions, to launch Workiva Carbon. Workiva Carbon is an audit-ready carbon accounting solution that helps organizations measure, manage, track, and report carbon emissions, including data from third-party supply chain partners. Coupled with Workiva's ESG reporting solution, companies can now collect key business data, calculate critical metrics, set data-driven ESG strategy, measure progress, and report results all in the Workiva platform. See Note 11 to the condensed consolidated financial statements for more information.
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
Pursue New Customers. We sell to organizations that manage large, complex processes with distributed teams of contributors and disparate sets of business data. We market our platform to professionals and executives in the areas of financial and non-financial reporting, including regulatory, multi-entity and performance reporting. In addition, we market to teams responsible for ESG reporting, and GRC programs. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.

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

Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Financial metrics
Total revenue	$185,621	$158,175	$538,791	$463,386
Percentage increase in total revenue	17.4%	19.1%	16.3%	17.6%
Subscription and support revenue	$171,035	$143,421	$486,749	$409,857
Percentage increase in subscription and support revenue	19.3%	20.9%	18.8%	20.9%
Subscription and support as a percent of total revenue	92.1%	90.7%	90.3%	88.4%

	As of September 30,
	2024	2023
Operating metrics
Number of customers	6,237	5,945
Subscription and support revenue retention rate	97.5%	97.7%
Subscription and support revenue retention rate including add-ons	110.5%	112.0%
Number of customers with annual contract value $100k+	1,926	1,561
Number of customers with annual contract value $300k+	383	296
Number of customers with annual contract value $500k+	166	130
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. Our customer count as of September 30, 2024 does not include Sustain.Life.
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
Our subscription and support revenue retention rate was 97.5% as of September 30, 2024, down slightly from 97.7% as of September 30, 2023. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for over half of our revenue attrition in the latest quarter.
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

Our subscription and support revenue retention rate including add-ons was 110.5% as of the quarter ended September 30, 2024, down from 112.0% as of September 30, 2023.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	71.8%	67.1%	70.3%	65.6%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	36.0%	32.6%	35.1%	31.2%
Subscription and support revenue from customers with annual contract value of $500k+ as a percent of total subscription and support revenue	24.3%	21.6%	23.5%	21.3%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2024 and 2023, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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
Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services have consisted of document set up, XBRL tagging, and consulting to help our customers with business processes and best practices for using our platform. Our professional services are not required for customers to utilize our solution. We recognize revenue for document set up when the service is complete and control has transferred to the customer. Revenues from XBRL tagging and consulting services are recognized as the services are performed.

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
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, travel, and stock-based compensation; costs of third-party hosting fees for server usage by our developers; information technology costs; and facility costs.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription and support	$171,035	$143,421	$486,749	$409,857
Professional services	14,586	14,754	52,042	53,529
Total revenue	185,621	158,175	538,791	463,386
Cost of revenue
Subscription and support(1)	30,621	24,864	86,493	74,080
Professional services(1)	13,050	13,491	39,873	42,297
Total cost of revenue	43,671	38,355	126,366	116,377
Gross profit	141,950	119,820	412,425	347,009
Operating expenses
Research and development(1)	48,425	41,747	142,328	130,235
Sales and marketing(1)	89,756	72,576	257,086	215,168
General and administrative(1)	25,551	21,022	76,225	86,660
Total operating expenses	163,732	135,345	475,639	432,063
Loss from operations	(21,782)	(15,525)	(63,214)	(85,054)
Interest income	9,298	7,294	30,089	15,546
Interest expense	(3,199)	(47,437)	(9,668)	(50,437)
Other expense, net	(350)	(71)	(309)	(1,450)
Loss before provision for income taxes	(16,033)	(55,739)	(43,102)	(121,395)
Provision for income taxes	959	530	3,125	1,934
Net loss	$(16,992)	$(56,269)	$(46,227)	$(123,329)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue
Subscription and support	$2,164	$1,247	$5,708	$3,732
Professional services	858	623	2,348	1,923
Operating expenses
Research and development	5,681	4,155	15,474	13,677
Sales and marketing	9,942	7,108	26,470	20,769
General and administrative	8,825	6,244	25,879	37,928
Total stock-based compensation expense	$27,470	$19,377	$75,879	$78,029

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Subscription and support	92.1%	90.7%	90.3%	88.4%
Professional services	7.9	9.3	9.7	11.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	16.5	15.7	16.1	16.0
Professional services	7.0	8.5	7.4	9.1
Total cost of revenue	23.5	24.2	23.5	25.1
Gross profit	76.5	75.8	76.5	74.9
Operating expenses
Research and development	26.1	26.4	26.4	28.1
Sales and marketing	48.4	45.9	47.7	46.4
General and administrative	13.8	13.3	14.1	18.7
Total operating expenses	88.3	85.6	88.2	93.2
Loss from operations	(11.8)	(9.8)	(11.7)	(18.3)
Interest income	5.0	4.6	5.6	3.4
Interest expense	(1.7)	(30.0)	(1.8)	(10.9)
Other expense, net	(0.2)	—	(0.1)	(0.3)
Loss before provision for income taxes	(8.7)	(35.2)	(8.0)	(26.1)
Provision for income taxes	0.5	0.3	0.6	0.4
Net loss	(9.2)%	(35.5)%	(8.6)%	(26.5)%
Comparison of Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Revenue
Subscription and support	$171,035	$143,421	19.3%	$486,749	$409,857	18.8%
Professional services	14,586	14,754	(1.1)%	52,042	53,529	(2.8)%
Total revenue	$185,621	$158,175	17.4%	$538,791	$463,386	16.3%

Total revenue increased $27.4 million for the three months ended September 30, 2024 compared to the same quarter a year ago due primarily to a $27.6 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services was relatively flat for the three months ended September 30, 2024 compared to the same quarter a year ago. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Total revenue increased $75.4 million for the nine months ended September 30, 2024 compared to the same period a year ago due primarily to a $76.9 million increase in subscription and support revenue. Growth in subscription and support revenue was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services decreased $1.5 million for the nine months ended September 30, 2024 compared to the same period a year ago. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$30,621	$24,864	23.2%	$86,493	$74,080	16.8%
Professional services	13,050	13,491	(3.3)%	39,873	42,297	(5.7)%
Total cost of revenue	$43,671	$38,355	13.9%	$126,366	$116,377	8.6%
Cost of revenue increased $5.3 million during the three months ended September 30, 2024 compared to the same quarter a year ago. Subscription and support cost of revenue increased $5.8 million due primarily to $3.5 million in higher cash-based compensation and benefits costs and $0.9 million of additional stock-based compensation. The increase in compensation was primarily driven by a modest increase in employee headcount. Amortization of acquired intangible assets for Sustain.Life was $0.6 million. Professional services cost of revenue decreased $0.4 million due primarily to a $0.5 million decrease in cash-based compensation and benefits costs. The decrease was primarily driven by a decrease in employee headcount as we continue to transition consulting and other services to our partners.
Cost of revenue increased $10.0 million during the nine months ended September 30, 2024 compared to the same period a year ago. Subscription and support cost of revenue increased $12.4 million due primarily to $8.4 million in higher cash-based compensation and benefits costs, $2.0 million of additional stock-based compensation, and a $0.5 million increase in travel expense. The increase in compensation was primarily driven by a modest increase in employee headcount. The increase in travel expense was primarily due to a general increase in travel driven by an increase in employee headcount. Amortization of acquired intangible assets for Sustain.Life was $0.6 million. Professional services cost of revenue decreased $2.4 million due primarily to a $2.1 million decrease in cash-based compensation and benefits costs and a $0.7 million decrease in professional service fees. The decrease was primarily driven by a decrease in employee headcount and staff augmentation as we continue to transition consulting and other services to our partners.

Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Operating expenses
Research and development	$48,425	$41,747	16.0%	$142,328	$130,235	9.3%
Sales and marketing	89,756	72,576	23.7%	257,086	215,168	19.5%
General and administrative	25,551	21,022	21.5%	76,225	86,660	(12.0)%
Total operating expenses	$163,732	$135,345	21.0%	$475,639	$432,063	10.1%
Research and Development
Research and development expenses increased $6.7 million during the three months ended September 30, 2024 compared to the same quarter a year ago due primarily to $4.0 million in higher cash-based compensation and benefits, $1.5 million of additional stock-based compensation and a $1.0 million increase in professional service fees The increase in compensation was primarily driven by a modest increase in employee headcount. The increase in professional service fees resulted primarily from our continued investment in and support of our platform and solutions.
Research and development expenses increased $12.1 million during the nine months ended September 30, 2024 compared to the same period a year ago due primarily to $8.1 million in higher cash-based compensation and benefits, $1.8 million of additional stock-based compensation, and a $2.1 million increase in professional service fees. The remaining increase in compensation was primarily driven by a modest increase in employee headcount. The increase in professional service fees resulted primarily from our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $17.2 million during the three months ended September 30, 2024 compared to the same quarter a year ago due primarily to $8.0 million in higher cash-based compensation and benefits, $2.8 million of additional stock-based compensation, a $1.9 million increase in travel expense, a $1.7 million increase in professional service fees, and a $2.5 million increase in marketing and advertising. During the third quarter of 2024 we recognized an additional $1.8 million in cash-based and stock-based compensation pursuant to certain severance obligations. The remaining increase in compensation was primarily due to an increase in employee headcount as we continue to invest in our go-to-market activities. The increase in travel expense was primarily due to a general increase in travel driven by an increase in employee headcount and our continued investment in our go-to-market activities. The increases in professional service fees and marketing and advertising was the result of our continued investment in and support of our platform and solutions.
Sales and marketing expenses increased $41.9 million during the nine months ended September 30, 2024 compared to the same period a year ago due primarily to $24.3 million in higher cash-based compensation and benefits, $5.7 million of additional stock-based compensation, a $4.1 million increase in travel expense, a $3.6 million increase in professional service fees, and a $3.5 million increase in marketing and advertising. The increase in compensation was primarily due to an increase in employee headcount and sales commissions as we continue to invest in our go-to-market activities. The increase in travel expense was primarily due to a general increase in travel driven by an increase in employee headcount and our continued investment in our go-to-market activities. The increases in professional service fees and marketing and advertising were the result of our continued investment in and support of our platform and solutions.

General and Administrative
General and administrative expenses increased $4.5 million during the three months ended September 30, 2024 compared to the same quarter a year ago due primarily to a $0.9 million increase in cash-based compensation and benefits, $2.6 million of additional stock-based compensation, and a $0.8 million increase in recruiting and professional service fees. The increase in compensation was primarily due to additional performance-based restricted stock awards issued to executives in the latter part of the first quarter of 2024 and changes in the assumptions associated with the attainment of company-specific performance targets. The remaining increase in compensation was due to a modest increase in employee headcount. The increase in professional service fees was primarily due to costs incurred to acquire Sustain.Life.
General and administrative expenses decreased $10.4 million during the nine months ended September 30, 2024 compared to the same period a year ago due primarily to a $12.2 million decrease in stock-based compensation partially offset by a $2.0 million increase in professional service fees. In addition, during the nine months ended September 30, 2023, we recorded a one-time benefit of $1.0 million related to a goods and services tax refund as well as one-time fees of $0.6 million related to the cancellation of certain events which did not recur in 2024. The decrease in compensation during the first nine months of 2024 is primarily due to the recognition of $1.4 million and $18.1 million in cash-based and stock-based compensation, respectively, pursuant to certain transition agreements with former executives during the first quarter of 2023 which did not recur in 2024, partially offset by a modest increase in employee headcount and an increase in performance-based restricted stock expense driven by additional performance-based restricted stock awards issued to executives in the latter part of the first quarter of 2024 and changes in the assumptions associated with the attainment of company-specific performance targets. The increase in professional service fees was primarily due to costs incurred to acquire Sustain.Life.
Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Interest income	$9,298	$7,294	27.5%	$30,089	$15,546	93.5%
Interest expense	(3,199)	(47,437)	(93.3)%	(9,668)	(50,437)	(80.8)%
Other expense, net	(350)	(71)	*	(309)	(1,450)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense and Other Expense, Net
During the three months ended September 30, 2024, interest income increased $2.0 million compared to the same quarter a year ago due primarily to an increase in our investment balance, coupled with higher interest rates. During the three months ended September 30, 2023, we recorded a $45.1 million loss on induced conversion from the partial repurchase of our convertible senior notes due in 2026 (the "2026 Notes"), which did not recur in 2024 and contributed primarily to the decrease in interest expense compared to the same quarter a year ago. Other expense, net increased $0.3 million compared to the same quarter a year ago due primarily to losses on foreign currency transactions.

During the nine months ended September 30, 2024, interest income increased $14.5 million compared to the same period a year ago due primarily to an increase in our investment balance, facilitated by the issuance of our 2028 convertible notes (the "2028 Notes"), coupled with higher interest rates. During the nine months ended September 30, 2023, we recorded a $45.1 million loss on induced conversion from the partial repurchase of our 2026 Notes, which did not recur in 2024 and contributed primarily to the decrease in interest expense compared to the same period a year ago. Other expense, net decreased $1.1 million compared to the same period a year ago due primarily to gains on foreign currency transactions as well as losses on the sale of available-for-sale securities from the first nine months of 2023 which did not recur in 2024.
Results of Operations for Fiscal 2023 Compared to 2022
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $776.4 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have generated significant operating losses as reflected in our accumulated deficit on our condensed consolidated balance sheets. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of our 1.250% 2028 Notes. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% 2026 Notes in separate and individually negotiated transactions with certain holders. As of September 30, 2024, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $70.7 million and $693.5 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Share Repurchase Plan
On July 30, 2024, our board of directors authorized a share repurchase program for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). The repurchases may be made in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time. As of September 30, 2024, we have not made any repurchases under the 2024 Repurchase Plan.

Cash Flows

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cash flow provided by operating activities	$18,906	$14,991	$43,736	$46,533
Cash flow used in investing activities	(49,629)	(109,026)	(58,496)	(182,044)
Cash flow provided by financing activities	8,675	301,220	5,868	300,281
Net (decrease) increase in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$(19,658)	$205,946	$(7,967)	$164,688
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.
Cash provided by operating activities of $18.9 million for the three months ended September 30, 2024 consisted of a net loss of $17.0 million adjusted for non-cash charges of $28.5 million and net cash inflows of $7.4 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by an increase in deferred revenue which was due in part to an increase in large contracts signed in the period coupled with growth in our customer base. The increases in accounts receivable, other receivables, and accounts payable as well as the decrease in accrued expenses and other liabilities were attributable primarily to the timing of cash payments and collections.
Cash provided by operating activities of $15.0 million for the three months ended September 30, 2023 consisted of a net loss of $56.3 million adjusted for non-cash charges of $65.7 million and net cash inflows of $5.5 million from changes in operating assets and liabilities. The adjustments for non-cash charges included a $45.1 million loss on induced conversion from the partial repurchase of our 2026 Notes. Customer growth and contract renewals for longer terms accounted for most of the increase in deferred revenue. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increases in accounts receivable, other receivables, and accrued expenses and other liabilities as well as the decreases in prepaid expenses and other assets were attributable primarily to the timing of our billings, cash collections, and cash payments.
Cash provided by operating activities of $43.7 million for the nine months ended September 30, 2024 consisted of a net loss of $46.2 million adjusted for non-cash charges of $75.9 million and net cash inflows of $14.0 million from changes in operating assets and liabilities. The adjustments for non-cash charges included a $45.1 million loss on induced conversion from the partial repurchase of our 2026 Notes. The change in operating assets and liabilities was primarily driven by an increase in deferred revenue which was due in part to multi-year prepaid customer contracts coupled with growth in our customer base. The increase in deferred costs was primarily due to growth in subscription bookings. The increases in accounts receivable, other assets, accounts payable, and accrued expenses and other liabilities as well as the decreases in other receivables and prepaid expenses were attributable primarily to the timing of our billings, cash collections, and cash payments.

Cash provided by operating activities of $46.5 million for the nine months ended September 30, 2023 consisted of a net loss of $123.3 million adjusted for non-cash charges of $128.9 million and net cash inflows of $41.0 million from changes in operating assets and liabilities. Customer growth accounted for most of the increase in deferred revenue. Deferred costs decreased primarily due to the amortization of direct and incremental costs of obtaining a customer contract. The increases in other receivables, prepaid expenses, and accrued expenses and other liabilities as well as the decreases in accounts receivable and accounts payable were attributable primarily to the timing of our billings, cash collections, and cash payments.
Investing Activities
Cash used in investing activities of $49.6 million for the three months ended September 30, 2024 consisted of $158.5 million in purchases of marketable securities and $0.2 million for the acquisition of Sustain.Life partially offset by $109.0 million from the maturities of marketable securities.
Cash used in investing activities of $109.0 million for the three months ended September 30, 2023 consisted of $145.0 million in purchases of marketable securities and $0.9 million in purchases of fixed assets partially offset by $36.9 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash used in investing activities of $58.5 million for the nine months ended September 30, 2024 consisted of $310.1 million in purchases of marketable securities, $98.1 million for the acquisition of Sustain.Life, and $0.6 million in purchases of fixed assets partially offset by $345.7 million from the maturities of marketable securities and $4.6 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash used in investing activities of $182.0 million for the nine months ended September 30, 2023 consisted of $322.0 million in purchases of marketable securities and $1.7 million in purchases of fixed assets partially offset by $65.1 million from the sale of marketable securities and $76.8 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Financing Activities
Cash provided by financing activities of $8.7 million for the three months ended September 30, 2024 consisted of $6.7 million in proceeds from shares issued in connection with our Employee Stock Purchase Plan ("ESPP") and $3.3 million in proceeds from option exercises partially offset by $1.2 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $301.2 million for the three months ended September 30, 2023 consisted of $691.1 million in proceeds from the issuance of the 2028 Notes, net of issuance costs, $7.0 million in proceeds from shares issued in connection with our ESPP, and $1.1 million in proceeds from option exercises partially offset by $396.9 million paid for the partial repurchase of our 2026 Notes and $1.0 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $5.9 million for the nine months ended September 30, 2024 consisted of $13.8 million in proceeds from shares issued in connection with our ESPP and $3.9 million in proceeds from option exercises partially offset by $11.4 million in taxes paid related to net share settlements of stock-based compensation awards.

Cash provided by financing activities of $300.3 million for the nine months ended September 30, 2023 consisted of $691.1 million in proceeds from the issuance of the 2028 Notes, net of issuance costs, $12.5 million in proceeds from shares issued in connection with our ESPP, and $3.3 million in proceeds from option exercises partially offset by $396.9 million paid for the partial repurchase of our 2026 Notes and $9.4 million in taxes paid related to net share settlements of stock-based compensation awards.
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
During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.
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
Issuer Purchases of Equity Securities
None.

Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November, 2024.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1