Form 10-K
period 2024-12-31
WORKIVA INC
filed 2025-02-25
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $72.99 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $3.6 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2025, there were approximately 52,280,439 shares of the Registrant’s Class A common stock and 3,845,583 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2024

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

Part I.
Item 1. Business
Overview
Workiva’s mission is to power transparent reporting for a better world. We build solutions that unite data, processes and people across our customers’ critical business operations within the only unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, sustainability management, and governance, risk, and compliance (“GRC”) data together in one controlled, secure, audit-ready platform.
From data to disclosure, the Workiva platform empowers customers by connecting and transforming data from hundreds of enterprise resource planning (“ERP”), human capital management (“HCM”), and customer relationship management (“CRM”) systems, as well as other third-party cloud and on-premise applications. Customers use our platform to create, review and publish data-linked documents, presentations, and reports with greater control, consistency, accuracy, and productivity. Our platform is flexible and scalable, so customers can easily adapt it to define, automate, and change their business processes in real time. This assured integrated reporting results in data clarity and accuracy, increased efficiency, and outcomes customers can trust.
Workiva provides more than 6,300 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (financial reporting, sustainability management, and GRC) focusing primarily on the offices of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
We have experienced strong revenue growth since we released our first solution in March 2010. Our revenue grew to $738.7 million in 2024 from $537.9 million in 2022, representing a 17% compound annual growth rate. We incurred net losses of $55.0 million, $127.5 million, and $90.9 million during the years ended December 31, 2024, 2023, and 2022, respectively. Approximately 90% of our revenue in 2024 was derived from subscription and support fees, with the remainder from professional services.

2024 Company Highlights and Milestones
•In April 2024, we were named among the 100 Best Companies to Work For by Fortune magazine for the 6th time and in August 2024, Workiva was named among PEOPLE's 100 Companies That Care.
•In June 2024, we launched Workiva Carbon, a new offering that enables organizations to support the requirements of global climate regulations, including the Corporate Sustainability Reporting Directive (“CSRD”) while simplifying the management of net zero targets that thousands of organizations have established voluntarily to meet international guidelines,
•In July 2024, we received a rating of AAA in the MSCI ESG Ratings assessment for the third year in a row. The coveted AAA rating represents MSCI’s highest rating and signifies industry-leader status in managing the most significant Environmental, Social, and Governance (“ESG”) risks and opportunities.
•In July 2024, we released a new version of the Workiva mobile app for iOS and Android devices offering users new capabilities for quick access to files, starring, permissions, comments, and more. The app also streamlines mobile executive reviews, allowing for faster feedback and improved alignment with reporting cycles.
•In July 2024, our directors authorized a share repurchase program for up to $100 million of our outstanding Class A common stock.
•In the second half of 2024, Workiva launched enhancements to the core platform powering our solutions including linking entire tables to keep data and layout changes in sync, sharable content libraries to streamline data reuse across organizations, and generative artificial intelligence (“GenAI”) prompt libraries with the ability to reference data in Workiva files in the artificial intelligence (“AI”) assistant.
•In September 2024, we hosted our hybrid Workiva Amplify conference which included over 4,800 customers, partners and prospects representing over 1,800 companies joining us either virtually or in-person.
•In the second half of 2024, we engaged during Climate Week and COP 29 with regulators, customers, partners, media, and executives. We unveiled Workiva Carbon and reinforced our commitment to sustainability leadership.
•In November 2024, Workiva hosted its third annual Amplify conference in Europe. The hybrid event attracted over 600 customers and prospects and was our largest ever in-person event in Europe.
•In December 2024, Workiva received a Silver Medal from EcoVadis, placing the company in the top 15% of all companies assessed and was awarded Prime status from the ISS ESG Corporate Rating. ISS ESG awards a prime status to companies which, according to their rating process, have been identified as sustainability leaders in their industry.
•During 2024, we added 10 new innovation patents, bringing our total to 86.

Macro Trends
Six macro trends have been driving demand for Workiva's platform: the shift to the cloud; finance transformation; remote and hybrid work; influx of disparate data sources; increased complexity of the regulatory environment; and increased stakeholder demands for sustainability data.
Shift to the Cloud. Enterprises around the world have been shifting deployment of data management systems from on-premises to the cloud. Having always delivered a cloud native platform, we have assisted many of our clients in adopting our cloud solutions and believe that the market has shifted to a cloud first or in many cases a cloud only set of purchasing requirements.
Finance Transformation. While the importance of finance transformation has been increasing in recent years, we believe that regulatory requirements such as the CSRD and other climate related regulations that require integrated reporting and the ERP upgrade cycle underscore the critical importance of collaborative cloud platforms for reporting and disclosure. Each of our fit-for-purpose solutions helps in critical aspects of our customers’ finance transformation journeys and simplifies the complex work around reporting and disclosure.
Remote and Hybrid Work Environments. To attract and retain talent in the marketplace of knowledge workers, enterprises are adopting more flexible work environments. Companies that manage a growing number of digital workplace employees are implementing collaborative technologies to streamline work processes and automate decision-making, actions and responses.
Influx of disparate data sources. As organizations capture and collect more data in more systems, the assembly, aggregation, and consolidation of that data becomes more complex. Integrating with and connecting to source systems and applications is a key requirement necessary to address the technical complexity of reporting and disclosure, and is a high priority for the organizations we serve.
Increased Complexity of the Regulatory Environment. The global regulatory environment continues to expand in both scope and complexity leading to increasing demands for more data and disclosure. Regulators are also demanding greater use of structured, machine-readable data in companies’ disclosures. Many regulators have already or will be implementing structured data mandates, requiring companies to tag data in their financial statements using eXtensible Business Reporting Language (“XBRL”). The Workiva platform has supported XBRL disclosures for more than 15 years.
Increased Stakeholder Demands for Sustainability Data. We believe that stakeholder capitalism is increasing in importance and therefore it is increasingly important for companies to be transparent and accountable not just to investors but to other stakeholders, including employees, customers, suppliers, partners and communities. Sustainability management is complex. It requires the ingestion, capture, management, and reporting of financial and non-financial data from many disparate sources, and it requires the collaboration of multiple internal stakeholders across finance, risk management, and sustainability teams.
Growth Vectors
We are focusing our investment on four major growth opportunities: The Workiva Platform, Fit-for-Purpose Solutions, Global Expansion, and our Partner Ecosystem.
The Workiva Platform. People all over the world use our connected, cloud platform to seamlessly enable collaboration and deep integration into existing work streams to simplify their most complex reporting challenges. We offer the only unified SaaS platform that brings customers’ financial reporting, sustainability management, and GRC together in a controlled, secure, audit-ready platform. Our platform creates a competitive advantage and positions us to win in the expanding business reporting market.

Fit-for-Purpose Solutions. Workiva is the leading provider of cloud-based reporting solutions that are designed to solve financial and non-financial business challenges at the intersection of data, process and people. We are entering into new markets and geographies with an expanded solutions portfolio. Workiva is focused on growing our business through selling multi-solution deals and account expansions. Three solution groups that are part of this growth strategy are financial reporting, sustainability management, and GRC:
•Financial Reporting. is our longest-tenured group of solutions and continues to represent a significant global opportunity for Workiva among private and public companies. Our customers' external and internal financial reporting processes have adapted significantly to accommodate factors such as increasing regulatory pressure, integration of non-financial data and disclosures, as well as other considerations that influence financial reporting such as economic volatility and geopolitical instability. Additionally, XBRL tagging is expanding beyond traditional financial statements and footnotes within regulatory filings. We believe this evolution in financial reporting processes will continue, which we expect will drive the need for expanded financial reporting solution capabilities including an increase in source data integrations, enhanced automations, an increase in cross-functional team collaboration, and integrated GenAI. We believe that by expanding our robust financial reporting capabilities and deepening our alignment to our other offerings such as sustainability management and GRC, there may be additional growth opportunities for Workiva.
•Sustainability Management. We believe sustainability represents a generational opportunity for growth and we plan to continue to accelerate our investments to meet stakeholders’ growing need for sustainability information. In an increasingly transparent world, organizations across the globe are disclosing non-financial key performance indicators around sustainability issues. Sustainability-related information is beginning to appear in mainstream financial reports and we believe this trend will accelerate in the coming years. Workiva’s fit-for-purpose sustainability management solution provides an effective platform to help organizations manage, collaborate, and disclose their sustainability information to stakeholders. We will continue to leverage what we believe is the superior sustainability management solution to grow our business.
•Governance, Risk, and Compliance. GRC is a broad market segment that can be defined by a number of solution areas including internal audit, internal controls, risk management, policy management, vendor risk, and IT risk. Risk Management is a high priority for CEOs and across boardrooms all over the globe. Workiva’s GRC solution suite enables our customers to identify, track, and manage risk so that customers can operate legally, ethically, and in compliance with regulations. In the second quarter of 2024, Workiva was named a “Best of Breed” provider among GRC platforms by independent research firm, Chartis Research. We will continue to leverage our GRC leadership to grow our business.
Global Expansion. We believe growth outside of North America presents an attractive opportunity because the factors that drive demand for our solutions in North America are similar to those in other developed countries, including the need to manage complex datasets, reduce errors and risk, improve efficiency and respond to regulatory requirements.
In 2024, we generated approximately 18% of our consolidated revenue from EMEA and APAC, and we expect these global markets to contribute an increasing percentage of total revenue.

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
Generative AI. Our GenAI capabilities seek to enhance the way finance, risk, and sustainability teams work, improving content creation, editing, and collaboration. With the complex and sensitive work associated with financial reporting, sustainability management, audit, and risk, responsible AI usage is paramount—particularly when it comes to data security, subject-matter expertise, and human oversight. In 2024, we refined and expanded our policy outlining the guidelines and principles for the responsible and ethical usage of AI and Machine Learning (“ML”) technologies within Workiva. This policy applies to all employees, contractors, partners, and other third parties who interact with or utilize AI/ML systems on behalf of their organizations. We believe the use of AI/ML must be guided by principles of fairness, transparency, accountability, and respect for privacy and security. Customers are using the GenAI capabilities to author new content quickly, refine, edit, and rewrite content, generate ideas and perspectives, and research with a thought partner on demand.
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
Fit-for-Purpose Solutions
We market and sell over 30 fit-for-purpose solutions that are categorized into four reporting groups: financial reporting; sustainability management; GRC; and industry verticals.
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
Sustainability Management
Workiva’s sustainability management solution enables organizations to deliver high-quality disclosures to their most important stakeholders, including investors, regulatory agencies, executive management, and their boards by connecting information directly across sustainability reports, statutory disclosures, annual reports, earnings call scripts, and regulatory filings, with support for XBRL tagging. Our platform also helps organizations proactively confront a complex and rapidly changing regulatory landscape to create integrated and assured reports that will address the disclosure requirements of the CSRD in the E.U., and California’s Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261).
Our platform streamlines the sustainability management process end-to-end, from data collection and management to final report. Customers use our solution to collect quantitative and qualitative values to report for sustainability topics, reference sustainability frameworks and standards to align with stakeholder interests, request and track the data collection of sustainability values, and connect information across reports, from sustainability reports to financial reports and internal presentations, to create a single source of truth for sustainability metrics and disclosures.
Customers can use the ESG Explorer to review and compare guidelines from multiple frameworks and standards, including Global Reporting Initiative (“GRI”) Standards, Sustainability Accounting Standards Board (“SASB”), Task Force on Climate-related Financial Disclosures (“TCFD”), and the United Nations Sustainable Development Goals (“SDGs”).
ESG Program, the digital hub on workiva.com, creates a connected and collaborative hub for sustainability teams and stakeholders to operationalize their sustainability initiatives. Customers can identify and organize the topics that are material to their organization, create automated processes to collect, review, and maintain metrics from systems of records and other data providers, and connect metrics to reports, presentations, and surveys, including submitting responses to CDP (formerly Carbon Disclosure Project).
Workiva Carbon is a new offering in 2024 that advances our sustainability management solution to support organizations’ requirements for carbon accounting, including the tracking and disclosure of carbon emissions for scopes one, two, and three, and decarbonization. Workiva Carbon enables organizations to measure, manage, collaborate and report on emissions data to support their net-zero, supply chain, and regulatory reporting requirements.

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

Industry Verticals
Financial Services. We market our platform globally to banks, insurance and investment firms with fit-for-purpose solutions to simplify the complexity of regulatory, financial, risk and sustainability management. Examples of banking regulations our customers face include global regulatory standards (Basel 1, 2 and 3); regional regulatory requirements (e.g., Federal Reserve for the U.S. and European Banking Authority and European Central Bank requirements across E.U. member States); and at the in-country level (e.g. Central Bank Stress Tests). These regulations cover a wide array of capital and liquidity standards that banks are required by law to disclose publicly, privately to regulators and internally to support board and executive level decision-making.
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
Research and Development
Our research and development organization is responsible for the design, development, testing, and validation of our platform and fit-for-purpose solutions. We focus on innovating and developing new solutions and furthering the openness and extensibility of our platform. We believe that delivering new functionality for our customers is an integral part of our product strategy and provides our customers with access to a broad array of options and information critical to enhancing their reporting, disclosure and digital transformation efforts. We have invested more than $1.1 billion over the last decade to create a differentiated technology platform for our customers. We expect that we will continue to make strategic investments in research and development to broaden our platform capabilities, strengthen our existing solutions, enhance our user experience and ecosystem with integrations, and develop new solutions. We focus on customer engagement to envision the future of our platform to bring about new capabilities and versions of existing solutions to market quickly in order to remain competitive in the marketplace.

Customers
Thousands of organizations, including global enterprises with hundreds of thousands of employees, trust Workiva. Customers include over 90% of the top 100 public and private companies that report annual revenue figures to a government agency, as well as over 85% of the top 500 companies, and over 80% of the top 1,000 companies. As of December 31, 2024, we had more than 6,300 customers. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our gross retention rate of 97.4% as of December 31, 2024. Our net retention rate was 111.9% as of December 31, 2024.
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
•Sustainability and data management software providers;
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
In 2024, we continued to expand our ecosystem of partners, including global consulting firms, systems integration and technology firms, and leading regional consulting firms. Our highly skilled advisory and implementation partners offer a wide range of subject-matter expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they implement for their customers. Our technology partners enable powerful data and process integrations that enable our customers to connect their existing ecosystem of solutions directly to our platform. Our partners help to extend our customer reach through marketing and promotion and help accelerate the sale and delivery of our platform.
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

Intellectual Property
Our intellectual property and proprietary rights are important to our business. We safeguard these rights through patents, trademarks, copyrights, trade secrets, and contractual protections across the U.S. and other jurisdictions.
As of December 31, 2024, we had 86 issued patents and 13 patent applications pending relating to our platform or related technology. However, there is no guarantee that pending applications will result in patents or that issued patents will be enforceable or protected from infringement. We integrate third-party software, including open-source and commercially available software, into our solutions. However, we cannot ensure that these third-party providers will maintain or continue offering their software.
We secure access to proprietary software and confidential information through internal controls and contracts with employees, contractors, and partners. Our software is protected under U.S. and international copyright laws. Despite these measures, unauthorized parties may still misuse our intellectual property. Protection outside the U.S. may also be limited, particularly as we expand internationally.
Success may attract competitors aiming to create similar solutions or infringe on our proprietary rights. Likewise, third parties might claim that our platform infringes their intellectual property. Patent and other intellectual property disputes are common in our industry. Competitors with large patent portfolios may engage in both offensive and defensive legal actions.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Third parties, including leading enterprise software companies, could accuse us of infringement or misappropriation. Our agreements often require us to indemnify customers in such cases. Successful claims could limit our ability to distribute certain solutions, force costly workaround developments, or require substantial damages payments. Public visibility increases our exposure to such risks. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents, copyrights or other proprietary rights.
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
Government Regulations
Various U.S. federal and state, as well as foreign laws and regulations, including environmental regulations, applicable to us have become effective or are under consideration in many parts of the world. To date, such developments have not had a substantial adverse impact on our capital expenditures, results of operations, or competitive position. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon us or our business, our capital expenditures, results of operations, or competitive position could be negatively impacted. Refer to Item 1A. Risk Factors for further information.
Corporate Sustainability Commitments
We are committed to advancing our sustainable business practices. Workiva uses global compliance and voluntary frameworks as a springboard to move us towards a holistic sustainability strategy, including materiality assessment, stakeholder engagement, targets, and initiatives, that connects with financial and sustainability opportunity and risk to drive value.
We are committing to sustainability through innovation and collaboration with a high level of governance, accountability and disclosure.
A few examples of our continued action and commitments:
•We have made significant progress towards our established sustainability targets in innovation, people, environment and philanthropy.
•In 2024, our near-term greenhouse gas emissions reduction targets were validated by the Science Based Targets initiative (SBTi).
•Workiva was the first SaaS company to join the United Nations’ CFO Coalition for the SDGs, where we work alongside other global CFOs to guide companies in aligning their sustainability commitments with credible corporate finance strategies to create real world impact.
•Workiva was one of the first 130 “early movers” to join the UN’s Forward Faster initiative, which aims to increase accountability and transparency by having companies publicly commit to five action areas where businesses can make the biggest impact by 2030.
•Workiva is an Associate Centre Partner of the World Economic Forum, with membership in the Centre for Nature & Climate and the Centre for Financial and Monetary Systems. The Company actively participates in the Forum's CFO and CSO communities, contributing to key discussions and initiatives in these areas.
•Workiva's integrated platform, blending sustainability management with financial reporting and GRC, enables seamless team collaboration and automation, ensures data accessibility, aggregation and assurance, and offers highly flexible and integrated reporting capabilities to advance companies’ sustainability strategies and impacts. In addition to developing our platform for sustainability management, we facilitate broader conversation and promote education and awareness through our ESG professional group, sustainability education and training workshops at Amplify, webinars, blogs, an ESG Talk podcast, and our global sustainability practitioner survey.
Workiva’s sustainability strategy is anchored by a robust governance structure of internal and external stakeholders, including:
•General oversight by and accountability to the Nominating and Governance Committee of the Company’s Board of Directors (the “Board”). Our Board committee charters include responsibilities relating to sustainability oversight as applicable to each of our Audit, Compensation, and Nominating and Governance committees. Detailed descriptions of the duties and responsibilities of each of our committees can be found in our most recent proxy statement.

•A Sustainability Task Force led by our CFO to ensure forward progress of our sustainability targets, and committed to alignment with the United Nations SDGs and the TCFD, GRI, SASB, and CDP. Our Sustainability Task Force is appointed by our President and CEO and is comprised of executives responsible for the oversight of various priority sustainability issues.
•An external ESG Advisory Council comprised of a group of experts who are knowledgeable about global sustainability regulation, strategy, practices, and reporting. Leveraging the expertise of our ESG Advisory Council helps us develop relevant products and take actions that are innovative, socially responsible and meet the demands of our stakeholders.
To learn more about Workiva’s sustainability efforts, track our progress in developing forward-looking targets and key initiatives, go to https://www.workiva.com/about/our-sustainability.
Human Capital
We believe Workiva is a great place to work and Workiva has trusted and equipped our employees to work from wherever and whenever is best for them. We have been on the Fortune 100 Best Companies to Work For® list since 2019 and attribute our success to our values-based culture. Workiva offers market-competitive compensation and benefits to attract and retain highly motivated and effective employees.
As of December 31, 2024, Workiva employed approximately 2,828 full-time people worldwide. Our headcount as of December 31, 2024 increased 12.0% from 2,526 full-time employees as of December 31, 2023.
We strive to create a workplace where people feel welcomed, valued, respected, and heard. To promote innovation and employee excellence, Workiva fosters a work environment that encourages fairness, teamwork, and respect among all employees. As of December 31, 2024, women represented approximately 43% of our global workforce and 38% of our leadership (director and above), and approximately 22% of our U.S. employees and 16% of our U.S. leadership (director and above) were from underrepresented racial/ethnic groups. Key human capital initiatives include talent acquisition, advancing workforce skills and capabilities, and employee engagement.
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
•Legislative and regulatory changes could adversely affect our business.
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
•Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
Risks Related to Ownership of Our Securities
•Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, including due to factors outside of our control.
•If there are substantial sales of shares of our Class A common stock or some or all of our convertible senior notes are converted and sold, the price of our Class A common stock could decline.
•The dual class structure of our common stock concentrates voting control with certain of our founding shareholders.
•Anti-takeover provisions in our charter documents, our convertible senior notes and Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
•The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will fully consummate our share repurchase authorization, or that it will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
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
We derive more than 40% of our total revenue from customers using our platform for SEC filings. We sell a variety of other solutions, including sustainability management, global statutory reporting, SOX, capital markets, enterprise risk management and audit management, but the introduction of new solutions beyond the SEC market may not be successful. Although non-SEC solutions generated more than 75% of new solution and new customer bookings in 2024, it is uncertain whether they will achieve the level of market acceptance we have achieved in the SEC market. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance, information security, data protection or privacy concerns, reliability, reputation, regulatory developments, and political, economic and market conditions, could adversely affect our business and operating results.

We cannot accurately predict subscription renewal or upgrade rates.
Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Our customers have no obligation to renew their subscriptions for our services after the expiration of their current subscription period. While we have historically maintained a gross retention rate of greater than 94%, we may be unable to maintain this historical rate and we may be unable to accurately predict our gross retention rate. In addition, our customers may renew for shorter contract lengths, lower prices or a reduced scope of service. We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer dissatisfaction with our service, customers’ ability to continue their operations and spending levels and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service, purchase fewer solutions at the time of renewal, or negotiate a lower price upon renewal, our revenue will decline and our business will suffer. Our future success also depends in part on our ability to sell additional solutions and services, more subscriptions or enhanced editions of our services to our current customers, which may also require increasingly sophisticated and costly sales efforts that are targeted at senior management. If our efforts to sell additional solutions and services to our customers are not successful, our growth and operations may be impeded.
Failure to manage our growth may adversely affect our business or operations.
Since our formation, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to expand our business over the next several years. This growth places a significant strain on our management team and employees as well as our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. For example, we grew from 2,526 employees as of December 31, 2023 to more than 2,800 employees as of December 31, 2024. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
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
We experienced revenue growth rates of 17%, 17% and 21% in fiscal 2024, 2023 and 2022, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $55.0 million in fiscal 2024, $127.5 million in fiscal 2023 and $90.9 million in fiscal 2022. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.
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
The market for our solutions depends in part on the requirements of the SEC, the Federal Reserve System, the Federal Deposit Insurance Corporation and other domestic and foreign regulatory bodies. Any legislation or rule making substantially affecting the content or method of delivery of documents to be filed with these regulatory bodies could have an adverse effect on our business. Uncertainty caused by political change in the U.S. and Western Europe heightens regulatory uncertainty in these areas. In particular, the outcome of recent and upcoming elections in the U.S. and other jurisdictions may lead to changes in regulations or de-regulation, which could impact demand for our solutions. In addition, evolving market standards regarding sustainability compliance and reporting may also impact the demand for our solutions. New legislation, or a significant change in rules, regulations, directives, executive orders or standards, including as a result of legal challenges to proposed regulations, may pose challenges in responding quickly and effectively and could reduce demand for our products and services, increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.
Recent executive orders and actions, and potential forthcoming executive orders, including orders regarding government contracting requirements, affirmative action compliance, and other requirements, may increase our compliance costs and risks and could impact our and our customers’ businesses.
If the company is deemed to have violated these executive orders and any related laws or regulations, it may jeopardize our revenue derived from government contracts. Government contracts generally can present risks and challenges not present in private commercial agreements. For instance, we may be subject to government audits and investigations relating to these contracts, we could be suspended or debarred as a governmental contractor, we could incur civil, criminal, and administrative fines and penalties, and under certain circumstances contracts may be rescinded. Some agreements may allow a government to terminate without cause and provide for higher liability limits for certain losses. Some contracts may be subject to periodic funding approval, reductions, cancellations, non-renewals, or delays which could adversely impact public-sector demand for our products and services. These events could negatively impact our financial condition, results of operations, reputation, and ability to procure other government contracts in the future.
Various legislative bodies, regulators and administrative agencies around the world are putting into place regulatory disclosure requirements regarding climate change and sustainability reporting derived from standard frameworks. At the same time, U.S. regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including through recent executive orders. A lack of harmonization of sustainability-related legal and regulatory environments across the jurisdictions in which we operate and failure to prepare for and meet evolving standards and expectations may create additional compliance risks and costs. Timing, and in particular, enforcement, of these disclosure requirements, including the level of third party assurance that will be required of companies, is uncertain. This uncertainty could affect the buying decisions of our prospects and customers, and therefore our revenue growth could be negatively impacted. In particular, the implementation by member states of the E.U.’s Corporate Sustainability Reporting Directive, which establishes extensive sustainability-related disclosure requirements based on the European Sustainability Reporting Standards, is still developing and uncertain, and this lack of certainty could have a material adverse effect on our business, financial condition and results of operations.
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
Our business depends on the overall demand for technology and on the economic health of our current and prospective customers. Global financial developments and global health crises or pandemics may harm us, including disruptions or restrictions on our employees’ ability to work and travel. In general, weakened global economic conditions, including those from inflation, tariffs, interest rates, and armed conflicts (including between Russia and Ukraine, and in the Middle East) make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately. Weak global economic conditions or a reduction in technology spending could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth. Additionally, our capital markets business can serve as a point of entry for customers to our platform. The growth of our capital markets and SEC businesses are based in part on the strength of the IPO/special-purpose acquisition company (“SPAC”) market, which can fluctuate. A significant decline in the IPO/SPAC market has adversely affected sales of our capital markets solution and could potentially affect other solutions.
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
We have operations or activities in numerous countries and regions outside the U.S., including in Europe. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business. Specifically, the ongoing conflict between Russia and Ukraine is continuing to weigh on global capital markets. Countries across the globe are continuing their sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations. Additionally, while we do not have material operations in the Middle East, the ongoing conflicts in the Middle East and escalating or persistent tensions in the region may further disrupt global markets and impact the supply chains of our customers, leading to disruptions in our customers’ ability to conduct business and affecting their ability to pay for our solutions.
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
Because our solutions are complex and we continually release new features, our solutions could have errors, defects, viruses or security flaws that we may not be able to detect and correct before customers begin to use our solutions. This could result in unanticipated downtime or issues with our solutions for our subscribers, which could harm our reputation and our business. Since our customers use our solutions for important aspects of their business, any errors, defects, bugs, disruptions in access, security flaws, viruses, data corruption or other performance problems associated with our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew their subscriptions, could delay or withhold payment to us or may make warranty or other claims against us. Even if we are able to implement corrections and bug fixes in a timely manner, any history of solution outages or defects, or the loss, damage or inadvertent release of confidential data could hurt our reputation. In addition, if the public becomes aware of a security breach of our solutions, our future business prospects could be adversely impacted.
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
Our market is characterized by rapid technological change (such as the use of AI and ML), frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. For example, we focus on enhancing the features of our platform to improve its utility for larger customers with complex, dynamic and global operations. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. If we fail to introduce platform enhancements, or if our customers experience difficulties using our platform as a result of the transition or of the implementation of these enhancements, our revenue retention and revenue growth may be adversely affected. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, as digital transformation accelerates across a customer’s enterprise, capabilities such as AI, ML, hyper automation, low-code/no-code application development, database scalability, consumer-grade user experiences, and collaboration become increasingly relevant to the customer’s evolving needs. The uncertainties about the timing and nature of new technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.
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
In addition, as we expand our operations internationally, compliance with regulations that differ from jurisdiction to jurisdiction may also impose substantial burdens on our business. In particular, the European Union has implemented the General Data Protection Regulation (“GDPR”). The GDPR includes more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies that process personal data of residents of the E.U., and imposes significant penalties for non-compliance. Further, because our customers often use a Workiva account across multiple jurisdictions, E.U. regulators could determine that we transfer data from the E.U. to the U.S., which could subject us to E.U. laws with respect to data privacy. Those laws and regulations are uncertain and subject to change. For example, in July 2020, the Court of Justice of the E.U. issued a decision that invalidated the E.U.-U.S. Privacy Shield framework, a mechanism that companies had previously relied on to transfer personal information from the E.U. to the U.S., on the basis that such transfer mechanism does not comply with the level of protection required under the GDPR. These changes to the legal bases for transferring data from E.U. to the U.S. could affect the manner in which we provide our services or adversely affect our financial results.

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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2024, we had 86 issued patents and 13 patent applications pending, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. U.S. federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
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

Risks Related to Ownership of Our Securities
Our stock price has been and will likely continue to be volatile or may decline regardless of our operating performance, including due to factors outside of our control.
The trading price for shares of our Class A common stock has been, and is likely to continue to be, volatile for the foreseeable future. The trading price of our Class A common stock may fluctuate in response to many risk factors listed in this section, and others beyond our control. Additionally, the trading price of our Class A common stock may be significantly affected by the opinions, ratings, and reports issued by analysts, investors, media outlets or other market participants, including market sentiment, trends, or speculation, which can be difficult to predict or control. These opinions may be based on factors unrelated to our business fundamentals or may not fully reflect the complexities of our financial performance, strategic direction, or long-term prospects. Negative reports or downgrades by influential analysts or large institutional investors could result in downward pressure on our stock price, regardless of the underlying performance of our business. Conversely, while positive analyst opinions or upgrades may boost our stock price, they may not be sustainable or indicative of the company’s actual performance, potentially leading to additional volatility.
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
The dual class structure of our common stock concentrates voting control with certain of our founding shareholders.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, the Class B common stock beneficially owned by certain of our former executive officers collectively represented approximately 43% of the voting power of our outstanding capital stock. This significant concentration of voting power may limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations, and reputation. We recognize the importance of developing, implementing, and maintaining comprehensive cybersecurity measures as part of our larger risk management program to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our risk management team works closely with our Business Technology and Information Security (“InfoSec”) departments to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our information security program incorporates data encryption and access control, single sign-on and multi-factor authentication, vulnerability management, and malware protection for both laptops and servers. We align with industry standards and frameworks, and we maintain FedRAMP Moderate authorization, an ISO 27001 certificate, and SOC 1 and 2 Type 2 reports to comply and adhere to industry standard practices. There can be no guarantee that, in every instance, our policies and procedures will be properly followed or that those policies and procedures will prevent malicious or unauthorized access to our information systems.
Engaging Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we regularly engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights in order to adhere to industry standard practices. Our collaboration with these third-parties includes regular audits, risk and vulnerability assessments, and consultation on security enhancements.
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

Board of Directors Oversight
The Board is composed of members who have diverse expertise including, risk and financial management, technology, cybersecurity and finance, equipping the Board with the necessary skill set to effectively oversee cybersecurity risks.
Management’s Role Managing Risk
The Chief Information Security Officer (“CISO”) plays a pivotal role in informing the Board and the Audit Committee on cybersecurity risks and provides comprehensive briefings on a regular basis, with a minimum frequency of three times per year to the Audit Committee and once per year to the full Board. During committee reports, the Audit Committee apprises the full Board of any significant cybersecurity updates. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and knowledge gleaned from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to our scheduled meetings, the CISO and Chief Executive Officer inform and consult as appropriate with the Board regarding any significant developments in the cybersecurity domain.
The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of security controls and regular system audits to identify potential risks. In the event of a cybersecurity incident, the CISO is equipped with an incident response plan. This plan includes actions to mitigate the impact of any current cybersecurity incidents and long-term strategies for remediation and prevention of future incidents. Our CISO and other dedicated cybersecurity personnel are certified and experienced information systems security professionals and information security managers with decades of experience and industry certifications, including Certified Information Systems Security Professional; Offensive Security Certified Professional; Global Information Assurance Certification; Security Strategic Planning, Policy, and Leadership; and Certified Information Security Manager, among others.
Monitoring Cybersecurity Incidents and Reporting to Board of Directors
The CISO regularly informs the CEO, Chief Legal Officer, Chief Information Officer and in-house data privacy counsel regarding cybersecurity risks and incidents to keep senior management abreast of our cybersecurity posture and potential risks facing Workiva. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board to enable it to provide oversight and guidance on any critical cybersecurity issues.
Item 2. Properties
Our corporate headquarters is located in Ames, Iowa, where we lease approximately 120,000 square feet of office space. We also lease office facilities or contract with flexible workspace providers throughout the U.S. and internationally. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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
Item 4. Mine Safety Disclosure
Not applicable.

Part II.
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the NYSE under the symbol “WK”. Our Class B common stock is not listed or traded on any stock exchange.
Stockholders
As of December 31, 2024, there were approximately 55 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 10 stockholders of record of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2019, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return of Workiva Inc.

400
200
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Workiva Inc.
S&P 500 Index
NASDAQ Computer Index

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Workiva Inc.	$100.00	$217.88	$310.32	$199.69	$241.45	$260.40
S&P 500 Index	100.00	118.48	152.59	125.01	157.88	197.47
NASDAQ Computer Index	100.00	151.35	209.81	135.68	227.23	311.42
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
Overview
Workiva’s mission is to power transparent reporting for a better world. We believe that all stakeholders including consumers, employees, shareholders, and regulators expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform, the world’s leading cloud platform for assured integrated reporting. Additionally, we offer the only unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, sustainability management, and Governance, Risk, and Compliance (“GRC”) together in a controlled, secure, audit-ready platform.
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
Workiva provides more than 6,300 organizations across the globe with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (financial reporting, sustainability management, and GRC) focusing primarily on the office of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,828 at December 31, 2024 from 2,526 at December 31, 2023, an increase of 12.0%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $738.7 million in 2024 from $630.0 million in 2023, an increase of 17.2%. We incurred net losses of $55.0 million and $127.5 million in 2024 and 2023, respectively.

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
Effects of Policy Uncertainty on Sales of Sustainability Solutions
Sales of our sustainability management solutions, including Workiva Carbon Reporting, could be materially impacted by domestic and global policy uncertainties. Risks relating to shifts in regulatory priorities and newly emerging trends due to changes in the U.S. presidential administration, and the outcome of other global elections, and risks relating to legal challenges to sustainability-related rules and regulations, may affect our market expansion opportunities in the U.S. and abroad. For example, amendments to the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) standards used to identify and collect the information and data, with different implementation dates depending on the company size and geographic location, are still developing and uncertain. That regulatory uncertainty could limit compliance obligations or requirements, could slow market adoption and may reduce or delay the growth of our sustainability solutions. The extent of this policy uncertainty, and its potential impact on our growth trajectory, cannot be accurately predicted.
Effects of Volatility in the IPO/SPAC Markets
In the U.S., volatility in the public markets led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) since fiscal 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. We expect reduced valuation multiples caused by higher interest rates, inflation, and geopolitical instability to create an uncertain impact on the number of IPOs in fiscal year 2025. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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
Expand Across Enterprises. Our success in delivering multiple solutions has created demand from customers for a broader-based, enterprise-wide Workiva platform. In response, we have been improving our technology and realigning sales and marketing to capitalize on our growing enterprise-wide opportunities. We believe this expansion will add seats and revenue and continue to support our high retention rates. However, we expect that enterprise-wide deals will be larger and more complex, which tend to lengthen the sales cycle.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. As of December 31, 2024, the majority of our SEC customers reported their financials on a calendar-year basis. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Financial metrics
Total revenue	$738,680	$630,039	$537,875
Year-over-year percentage increase in total revenue	17.2%	17.1%	21.3%
Subscription and support revenue	$667,646	$558,645	$464,935
Year-over-year percentage increase in subscription and support revenue	19.5%	20.2%	22.6%
Subscription and support as a percent of total revenue	90.4%	88.7%	86.4%

	As of December 31,
	2024	2023	2022
Operating metrics
Number of customers	6,305	6,034	5,664
Gross retention rate	97.4%	97.9%	97.8%
Net retention rate	111.9%	110.3%	108.5%
Number of customers with annual contract value $100k+	2,055	1,631	1,345
Number of customers with annual contract value $300k+	416	311	236
Number of customers with annual contract value $500k+	181	137	101
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. Our customer is typically a parent company or, in a few cases, a significant subsidiary that works with us directly. Companies with publicly-listed securities account for a substantial majority of our customers. As customers acquired through our Sustain.Life acquisition in 2024 renew their contracts with Workiva, they are added to our customer count above.
Gross retention rate. Our gross retention rate is based on subscription and support revenue. We calculate our gross retention rate based on all customers that were active at the end of the same calendar quarter of the prior year (“base customers”). We begin by annualizing the subscription and support revenue recorded in the same calendar quarter of the prior year for those base customers who are still active at the end of the current quarter. We divide the result by the annualized subscription and support revenue in the same quarter of the prior year for all base customers. We believe gross retention rates are an important metric to track how the Company retains its base revenue for each year.
Our gross retention rate was 97.4% as of December 31, 2024, down from 97.9% as of December 31, 2023. We believe that our success in maintaining a high rate of retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just under half of our revenue attrition in the latest quarter.

Net retention rate. Our net retention rate is based on subscription and support revenue, and includes revenue from up-selling or cross-selling additional solutions, and pricing changes for existing customers and securing multi-year contracts renewals containing periodic pricing term increases. We calculate our net retention rate by annualizing the subscription and support revenue recorded in the current quarter for our base customers that were active at the end of the current quarter. We divide the result by the annualized subscription and support revenue in the same quarter of the prior year for all base customers. We believe our net retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers.
Our net retention rate was 111.9% as of the year ended December 31, 2024, up from 110.3% as of December 31, 2023.
Annual contract value. Our annual contract value (“ACV”) for each customer is calculated by annualizing the subscription and support revenue recognized during each quarter. We believe the increase in the number of larger contracts shows our progress in expanding our customers’ adoption of our platform. As customers acquired through our Sustain.Life acquisition in 2024 renew their contracts with Workiva, they are incorporated into our ACV metrics in the following table.

	Year ended December 31,
	2024	2023	2022
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	71.2%	66.3%	62.1%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	35.7%	31.7%	27.6%
Subscription and support revenue from customers with annual contract value of $500k+ as a percent of total subscription and support revenue	23.9%	21.5%	9.6%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2024, 2023 and 2022, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with our professional services, customer success teams and training personnel, including salaries, benefits, bonuses, travel and stock-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs. Costs of server usage are comprised primarily of fees paid to Amazon Web Services.
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
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, travel and stock-based compensation; costs of server usage by our developers; information technology costs; and facility costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related costs for our executive, finance and accounting, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, travel and stock-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Revenue
Subscription and support	$667,646	$558,645	$464,935
Professional services	71,034	71,394	72,940
Total revenue	738,680	630,039	537,875
Cost of revenue
Subscription and support(1)	118,697	99,193	77,711
Professional services(1)	53,358	55,029	52,174
Total cost of revenue	172,055	154,222	129,885
Gross profit	566,625	475,817	407,990
Operating expenses
Research and development(1)	192,935	172,790	151,716
Sales and marketing(1)	347,243	287,035	245,260
General and administrative(1)	102,981	110,519	99,778
Total operating expenses	643,159	570,344	496,754
Loss from operations	(76,534)	(94,527)	(88,764)
Interest income	39,395	25,882	4,880
Interest expense	(12,865)	(53,639)	(6,042)
Other income and (expense), net	563	(1,814)	926
Loss before provision for income taxes	(49,441)	(124,098)	(89,000)
Provision for income taxes	5,601	3,427	1,947
Net loss	$(55,042)	$(127,525)	$(90,947)
(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue
Subscription and support	$7,979	$5,030	$3,437
Professional services	3,221	2,540	2,128
Operating expenses
Research and development	21,036	18,441	12,554
Sales and marketing	35,339	27,774	19,323
General and administrative	34,575	44,980	33,218
Total stock-based compensation expense	$102,150	$98,765	$70,660
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2024	2023	2022
Revenue
Subscription and support	90.4%	88.7%	86.4%
Professional services	9.6	11.3	13.6
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	16.1	15.7	14.4
Professional services	7.2	8.7	9.7
Total cost of revenue	23.3	24.4	24.1
Gross profit	76.7	75.6	75.9
Operating expenses
Research and development	26.1	27.4	28.2
Sales and marketing	47.0	45.6	45.6
General and administrative	13.9	17.5	18.6
Total operating expenses	87.0	90.5	92.4
Loss from operations	(10.3)	(14.9)	(16.5)
Interest income	5.3	4.1	0.9
Interest expense	(1.7)	(8.5)	(1.1)
Other income and (expense), net	0.1	(0.3)	0.2
Loss before provision for income taxes	(6.6)	(19.6)	(16.5)
Provision for income taxes	0.8	0.5	0.4
Net loss	(7.4)%	(20.1)%	(16.9)%
Revenue
Comparison of Years Ended December 31, 2024 and 2023

	Year ended December 31,		Period-to-period change
	2024	2023	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$667,646	$558,645	$109,001	19.5%
Professional services	71,034	71,394	(360)	(0.5)%
Total revenue	$738,680	$630,039	$108,641	17.2%
Total revenue increased $108.6 million in 2024 compared to 2023 due primarily to a $109.0 million increase in subscription and support revenue. Growth in subscription and support revenue in 2024 was attributable mainly to strong demand and continued solution expansion across our customer base. The total number of our customers increased 4.5% from December 31, 2023 to December 31, 2024. Revenue from professional services was relatively flat in 2024 compared to 2023. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.

Cost of Revenue
Comparison of Years Ended December 31, 2024 and 2023

	Year ended December 31,		Period-to-period change
	2024	2023	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$118,697	$99,193	$19,504	19.7%
Professional services	53,358	55,029	(1,671)	(3.0)%
Total cost of revenue	$172,055	$154,222	$17,833	11.6%
Cost of revenue increased $17.8 million in 2024 compared to 2023. Subscription and support cost of revenue increased $19.5 million due primarily to $12.6 million in higher cash-based compensation and benefits costs due in part to increased headcount, $3.0 million of additional stock-based compensation, a $0.6 million increase in travel expense, and a $1.5 million increase in software expense. The increases in compensation and software expense resulted primarily from our continued investment in and support of our platform and solutions. The increase in travel expense was due to a general increase in travel driven by an increase in employee headcount. Amortization of acquired intangible assets for Sustain.Life was $1.1 million. Professional services cost of revenue decreased $1.7 million due primarily to a $1.8 million decrease in cash-based compensation and benefits costs and a $0.6 million decrease in professional service fees, partially offset by $0.7 million of additional stock-based compensation as we continue to transition consulting and other services to our partners.
Operating Expenses
Comparison of Years Ended December 31, 2024 and 2023

	Year ended December 31,		Period-to-period change
	2024	2023	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$192,935	$172,790	$20,145	11.7%
Sales and marketing	347,243	287,035	60,208	21.0%
General and administrative	102,981	110,519	(7,538)	(6.8)%
Total operating expenses	$643,159	$570,344	$72,815	12.8%
Research and Development
Research and development expenses increased $20.1 million in 2024 compared to 2023 due primarily to $13.9 million in higher cash-based compensation and benefits costs, $2.6 million of additional stock-based compensation, and a $3.0 million increase in professional service fees. During 2024 we recognized an additional $1.0 million in cash-based and stock-based compensation pursuant to certain severance obligations. The remaining increase in compensation was primarily due to a modest increase in employee headcount. The increases in professional service fees resulted primarily from our continued investment in and support of our platform and solutions.

Sales and Marketing
Sales and marketing expenses increased $60.2 million in 2024 compared to 2023 due primarily to $36.0 million in higher cash-based compensation and benefits costs, $7.6 million of additional stock-based compensation, a $4.9 million increase in travel expense, a $5.5 million increase in professional service fees, and a $5.4 million increase in marketing and advertising. During 2024 we recognized an additional $2.2 million in cash-based and stock-based compensation pursuant to certain severance obligations. The remaining increase in compensation, as well as the increase in software expense and travel, were primarily due to an increase in employee headcount as we continue to invest in our go-to-market activities. The increases in professional service fees and marketing and advertising were the result of our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses decreased $7.5 million in 2024 compared to 2023, due primarily to a $10.5 million decrease in stock-based compensation partially offset by a $2.9 million increase in professional service fees. In addition, during 2023 we recorded a one-time benefit of $1.0 million related to a goods and services tax refund as well as one-time fees of $0.6 million related to event cancellations which did not recur in 2024. The decrease in stock-based compensation is primarily due to the recognition of $1.4 million and $18.1 million in cash-based and stock-based compensation, respectively, pursuant to certain transition agreements with former executives during the first quarter of 2023 which did not recur in 2024, partially offset by a modest increase in employee headcount and an increase in performance-based restricted stock expense driven by additional performance-based restricted stock awards issued to executives in 2024 and changes in the assumptions associated with the attainment of company-specific performance targets. The increase in professional service fees was primarily due to costs incurred to acquire Sustain.Life.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2024 and 2023

	Year ended December 31,		Period-to-period change
	2024	2023	Amount
	(dollars in thousands)
Interest income	$39,395	$25,882	$13,513
Interest expense	(12,865)	(53,639)	40,774
Other income and (expense), net	563	(1,814)	2,377
Interest income increased $13.5 million in 2024 compared to 2023 due primarily to an increase in our investment balance, facilitated by the issuance of our 2028 convertible notes (the "2028 Notes"), coupled with higher interest rates. We recorded a $45.1 million loss on induced conversion from the partial repurchase of our 2026 Notes in the third quarter of 2023 which did not recur in 2024 and contributed primarily to the decrease in interest expense compared to the same period a year ago. Other income and (expense), net increased $2.4 million in 2024 compared to 2023 due primarily to gains on foreign currency transactions as well as losses on the sale of available-for-sale securities from 2023 which did not recur in 2024.

Results of Operations for Fiscal 2023 Compared to 2022
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $816.4 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have generated significant operating losses as reflected in our accumulated deficit and consolidated statements of cash flows. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months from the date of the issuance of the audited consolidated financial statements.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 (the “2028 Notes”). Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% convertible senior notes due 2026 (the “2026 Notes”) in separate and individually negotiated transactions with certain holders. As of December 31, 2024, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $70.8 million and $694.1 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Share Repurchase Plan
On July 30, 2024, our board of directors authorized a share repurchase program for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). The repurchases may be made in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time. As of December 31, 2024, we have not made any repurchases under the 2024 Repurchase Plan.

Cash Flows
The following table summarizes cash flow activity during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash flow provided by operating activities	$87,706	$70,875	$11,334
Cash flow used in investing activities	(45,249)	(357,253)	(68,012)
Cash flow provided by (used in) financing activities	6,741	301,265	(1,587)
Net increase (decrease) in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$45,629	$16,524	$(60,189)
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.
Cash provided by operating activities of $87.7 million for the year ended December 31, 2024 consisted of a net loss of $55.0 million adjusted for non-cash charges of $103.2 million and net cash inflows of $39.6 million from changes in operating assets and liabilities. The change in operating assets and liabilities was driven by an increase in deferred revenue which was primarily due to timing of billings and growth in our customer base. The increase in deferred costs was primarily due to growth in subscription bookings and commission plan achievement at year-end. The increases in accounts receivable, other assets, accounts payable, and accrued expenses and other liabilities, as well as the decreases in other receivables and prepaid expenses and other assets were attributable primarily to the timing of our billings, cash collections, and cash payments.
Cash provided by operating activities of $70.9 million for the year ended December 31, 2023 consisted of a net loss of $127.5 million adjusted for non-cash charges of $105.0 million and net cash inflows of $48.2 million from changes in operating assets and liabilities. The adjustments for non-cash charges included a $45.1 million loss on induced conversion from the partial repurchase of our 2026 Notes. The change in operating assets and liabilities was driven by an increase in deferred revenue which was primarily due to customer growth. The increases in accounts receivable, other receivables and accrued expenses and other liabilities, and prepaid expenses and other assets were attributable primarily to the timing of our billings, cash collections, and cash payments.
Investing Activities
Cash used in investing activities of $45.2 million for the year ended December 31, 2024 consisted of $402.2 million in purchases of marketable securities, $98.1 million for the acquisition of Sustain.Life, and $1.4 million in purchases of fixed assets partially offset by $452.0 million from the maturities of marketable securities and $4.6 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash used in investing activities of $357.3 million for the year ended December 31, 2023 consisted of $573.3 million in purchases of marketable securities and $2.1 million in purchases of fixed assets primarily for computer equipment in support of expanding our infrastructure and work force. These uses of cash were partially offset by $153.4 million from the maturities of marketable securities as well as $65.1 million from the sale of marketable securities.

Financing Activities
Cash provided by financing activities of $6.7 million for the year ended December 31, 2024 consisted of $13.8 million in proceeds from shares issued in connection with our Employee Stock Purchase Plan (“ESPP”) and $4.9 million in proceeds from option exercises partially offset by $11.5 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash provided by financing activities of $301.3 million for the year ended December 31, 2023 consisted of $691.1 million in proceeds from the issuance of the 2028 Notes, net of issuance costs, $12.5 million in proceeds from shares issued in connection with our ESPP, and $4.5 million in proceeds from option exercises partially offset by $396.9 million paid for the partial repurchase of our 2026 Notes and $9.5 million in taxes paid related to net share settlements of stock-based compensation awards.
Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2024, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$809,944	$9,576	$89,593	$710,775	$—
Operating leases including imputed interest	16,723	5,577	5,956	3,102	2,088
Finance leases, including interest	21,290	1,315	2,630	2,630	14,715
Other contractual commitments	156,408	46,601	55,807	54,000	—
Total contractual obligations	$1,004,365	$63,069	$153,986	$770,507	$16,803
Total future payments related to our convertible senior notes shown in the table above includes $773.2 million aggregate principal amount and future interest payments associated with the Notes of $36.7 million. For more information on our convertible senior notes, refer to Note 8 of our accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We enter into certain non-cancelable agreements with third-party providers in the ordinary course of business. Our total commitments under these agreements are $156.4 million and are primarily for cloud infrastructure and cloud services. These amounts are included in the table above under other contractual commitments.

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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, British Pound Sterling, Danish krone, and Japanese yen. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the U.S. and are denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, British Pound Sterling, Danish krone, Singapore dollar, Australian dollar, Hong Kong dollar and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $551,000, $(1,154,000), and $835,000 in the years ended December 31, 2024, 2023 and 2022, respectively.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $816.4 million as of December 31, 2024. The cash, cash equivalents and marketable securities are held for working capital purposes. Our investments are made primarily for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

An immediate increase of 100-basis points in interest rates would have resulted in an $3.9 million market value reduction in our investment portfolio as of December 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
February 25, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workiva Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workiva Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2025

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2024	2023

ASSETS

Current assets
Cash and cash equivalents	$301,835	$256,100
Marketable securities	514,585	557,622
Accounts receivable, net of allowance for doubtful accounts of $1,220 and $1,163 at December 31, 2024 and 2023, respectively	148,433	125,193
Deferred costs	50,914	39,023
Other receivables	10,276	7,367
Prepaid expenses and other	22,199	23,631
Total current assets	1,048,242	1,008,936

Property and equipment, net	21,825	24,282
Operating lease right-of-use assets	11,786	12,642
Deferred costs, non-current	54,858	33,346
Goodwill	196,844	112,097
Intangible assets, net	27,389	22,892
Other assets	7,525	4,665
Total assets	$1,368,469	$1,218,860

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$7,747	$5,204
Accrued expenses and other current liabilities	126,508	97,921
Deferred revenue	457,608	380,843
Finance lease obligations	562	532
Total current liabilities	592,425	484,500

Convertible senior notes, non-current	764,891	762,455
Deferred revenue, non-current	29,681	36,177
Other long-term liabilities	227	178
Operating lease liabilities, non-current	9,441	10,890
Finance lease obligations, non-current	13,488	14,050
Total liabilities	1,410,153	1,308,250

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 51,646,053 and 50,333,435 shares issued and outstanding at December 31, 2024 and 2023, respectively	52	50
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,845,583 shares issued and outstanding at December 31, 2024 and 2023, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	672,363	562,942
Accumulated deficit	(707,683)	(652,641)
Accumulated other comprehensive (loss) income	(6,420)	255
Total stockholders’ deficit	(41,684)	(89,390)
Total liabilities and stockholders’ deficit	$1,368,469	$1,218,860

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
	Year ended December 31,
	2024	2023	2022
Revenue
Subscription and support	$667,646	$558,645	$464,935
Professional services	71,034	71,394	72,940
Total revenue	738,680	630,039	537,875
Cost of revenue
Subscription and support	118,697	99,193	77,711
Professional services	53,358	55,029	52,174
Total cost of revenue	172,055	154,222	129,885
Gross profit	566,625	475,817	407,990
Operating expenses
Research and development	192,935	172,790	151,716
Sales and marketing	347,243	287,035	245,260
General and administrative	102,981	110,519	99,778
Total operating expenses	643,159	570,344	496,754
Loss from operations	(76,534)	(94,527)	(88,764)
Interest income	39,395	25,882	4,880
Interest expense	(12,865)	(53,639)	(6,042)
Other income and (expense), net	563	(1,814)	926
Loss before provision for income taxes	(49,441)	(124,098)	(89,000)
Provision for income taxes	5,601	3,427	1,947
Net loss	$(55,042)	$(127,525)	$(90,947)
Net loss per common share:
Basic and diluted	$(0.99)	$(2.36)	$(1.72)
Weighted-average common shares outstanding - basic and diluted	55,355,381	54,099,757	52,954,079
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
	Year ended December 31,
	2024	2023	2022
Net loss	$(55,042)	$(127,525)	$(90,947)
Other comprehensive (loss) income
Foreign currency translation adjustment	(6,206)	3,316	(4,304)
Unrealized (loss) gain on available-for-sale securities	(469)	3,625	(2,094)
Other comprehensive (loss) income	(6,675)	6,941	(6,398)
Comprehensive loss	$(61,717)	$(120,584)	$(97,345)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2021	51,444	$51	$525,646	$(288)	$(452,430)	$72,979
Adoption of ASU 2020-06	—	—	(58,560)	—	18,261	(40,299)
Stock-based compensation expense	—	—	70,660	—	—	70,660
Issuance of common stock upon exercise of stock options	239	1	3,272	—	—	3,273
Issuance of common stock under employee stock purchase plan	131	1	9,255	—	—	9,256
Issuance of restricted stock units	958	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(120)	—	(12,541)	—	—	(12,541)
Net loss	—	—	—	—	(90,947)	(90,947)
Other comprehensive loss	—	—	—	(6,398)	—	(6,398)
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Induced conversion of convertible senior notes	—	—	(81,080)	—	—	(81,080)
Stock-based compensation expense	—	—	98,765	—	—	98,765
Issuance of common stock upon exercise of stock options	297	1	4,471	—	—	4,472
Issuance of common stock under employee stock purchase plan	200	—	12,513	—	—	12,513
Issuance of restricted stock units	1,129	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(99)	—	(9,459)	—	—	(9,459)
Net loss	—	—	—	—	(127,525)	(127,525)
Other comprehensive income	—	—	—	6,941	—	6,941
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
Stock-based compensation expense	—	—	102,150	—	—	102,150
Issuance of common stock upon exercise of stock options	317	2	4,907	—	—	4,909
Issuance of common stock under employee stock purchase plan	194	—	13,822	—	—	13,822
Issuance of restricted stock units	928	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(126)	—	(11,458)	—	—	(11,458)
Net loss	—	—	—	—	(55,042)	(55,042)
Other comprehensive loss	—	—	—	(6,675)	—	(6,675)
Balances at December 31, 2024	55,492	$56	$672,363	$(6,420)	$(707,683)	$(41,684)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(55,042)	$(127,525)	$(90,947)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	11,003	11,140	10,212
Stock-based compensation expense	102,150	98,765	70,660
Provision for doubtful accounts	39	410	156
(Accretion) amortization of premiums and discounts on marketable securities, net	(11,829)	(7,716)	1,079
Amortization of debt discount and issuance costs	2,436	1,730	1,298
Induced conversion expense	—	45,144	—
Realized loss on sale of available-for-sale securities, net	—	708	—
Deferred income tax	(629)	(14)	538
Changes in assets and liabilities:
Accounts receivable	(24,352)	(18,318)	(28,893)
Deferred costs	(34,477)	277	(8,496)
Operating lease right-of-use asset	5,136	4,984	5,153
Other receivables	1,116	(2,176)	(1,655)
Prepaid expenses and other	1,453	(5,023)	(2,913)
Other assets	(2,285)	2,230	(2,441)
Accounts payable	2,399	(1,002)	2,438
Deferred revenue	73,840	60,112	61,657
Operating lease liability	(3,738)	(4,133)	(5,055)
Accrued expenses and other liabilities	20,486	11,282	(1,457)
Net cash provided by operating activities	87,706	70,875	11,334

Cash flows from investing activities
Purchase of property and equipment	(1,363)	(2,124)	(3,458)
Purchase of marketable securities	(402,235)	(573,304)	(130,754)
Maturities of marketable securities	452,023	153,358	150,565
Sale of marketable securities	4,609	65,052	14,981
Acquisitions, net of cash acquired	(98,092)	—	(99,186)
Purchase of intangible assets	(191)	(235)	(160)
Net cash used in investing activities	(45,249)	(357,253)	(68,012)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2024	2023	2022
Cash flows from financing activities
Proceeds from option exercises	4,909	4,472	3,273
Taxes paid related to net share settlements of stock-based compensation awards	(11,458)	(9,459)	(12,541)
Proceeds from shares issued in connection with employee stock purchase plan	13,822	12,513	9,256
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	691,113	—
Payments for repurchase of convertible senior notes	—	(396,869)	—
Principal payments on finance lease obligations	(532)	(505)	(1,575)
Net cash provided by (used in) financing activities	6,741	301,265	(1,587)
Effect of foreign exchange rates on cash	(3,569)	1,637	(1,924)

Net increase (decrease) in cash, cash equivalents, and restricted cash	45,629	16,524	(60,189)
Cash, cash equivalents, and restricted cash at beginning of year	256,721	240,197	300,386
Cash, cash equivalents, and restricted cash at end of year	$302,350	$256,721	$240,197

	Year ended December 31,
	2024	2023	2022
Supplemental cash flow disclosure
Cash paid for interest	$10,278	$4,710	$4,742
Cash paid for income taxes, net of refunds	$6,198	$2,656	$1,429

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$581	$—	$—

	Year ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of year	$301,835	$256,100	$240,197
Restricted cash included within prepaid expenses and other at end of year	515	621	—
Total cash, cash equivalents, and restricted cash at end of year shown in the consolidated statements of cash flows	$302,350	$256,721	$240,197
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
Segments
Our chief operating decision maker is our Chief Executive Officer. Our CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.
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
Restricted Cash
We have entered into agreements for standby letters of credit resulting in restricted cash of $0.5 million and $0.6 million at December 31, 2024 and December 31, 2023, respectively. The standby letters of credit are associated with a leased facility and an information technology equipment provider. The restricted cash is included in prepaid expenses and other on our consolidated balance sheet.
Marketable Securities
Our marketable securities consist of corporate debt securities, U.S. treasury debt securities and foreign government debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive income on the consolidated balance sheets until realized. Dividend income is reported within other income and (expense), net on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other income and (expense), net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. There were no credit losses recorded for the years ended December 31, 2024, 2023 and 2022. We determine realized gains and losses on the sale of marketable securities on the specific identification method and record such gains and losses in other (expense) income, net on the consolidated statements of operations.

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
We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the U.S. at December 31, 2024 or 2023.
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
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under finance leases over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense related to property and equipment totaled $4.3 million, $4.8 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Cost of Revenue
Cost of revenue consists primarily of personnel and related costs directly associated with the professional services and customer success teams and training personnel, including salaries, benefits, bonuses, travel, and stock-based compensation; the costs of contracted third-party vendors; the costs of server usage by our customers; information technology costs; and facility costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, commissions, travel, and stock-based compensation. Other costs included in this expense are marketing and promotional events, our annual user conference, online marketing, product marketing, information technology costs, and facility costs.
Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $8.5 million, $6.5 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Research and Development Expenses
Research and development expenses consist primarily of personnel and related costs, including salaries, benefits, bonuses, travel, and stock-based compensation, costs of server usage by our developers, information technology costs, and facility costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel and related costs for our executive, finance, legal, human resources, and administrative personnel, including salaries, benefits, bonuses, travel, and stock-based compensation; legal, accounting, and other professional service fees; other corporate expenses; information technology costs; and facility costs.
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
Goodwill
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of October 1. For the years ended December 31, 2024 and 2023, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
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
We recognize interest and penalties related to unrecognized tax benefits on the (benefit) provision for income taxes line in the accompanying consolidated statements of operations. Interest and penalties were not significant during the years ended December 31, 2024, 2023 and 2022. Accrued interest and penalties are included on the accrued expenses and other current liabilities line in the consolidated balance sheets.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this standard for the annual period beginning on January 1, 2024. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are assessing the effect of this update on our related disclosures and plan to adopt as effective for the annual period ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive and Income - Expense Disaggregation Disclosures (Subtopic 220-40), requiring public business entities (PBEs) to provide disaggregated disclosures of relevant income statement expenses. The amendments aim to improve financial reporting by enhancing transparency in the notes to financial statements, specifically regarding expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which amends the guidance in ASC 470-20 for induced conversions of convertible debt instruments. The update clarifies the accounting treatment for debt conversion wherein inducement offers are made, regardless of whether the settlement is in equity, cash, or a combination of both. Previously, induced conversions were limited to equity settlements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
2. Cash Equivalents and Marketable Securities
At December 31, 2024, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$137,201	$—	$—	$137,201
Commercial paper	2,059	—	—	2,059
U.S. treasury debt securities	263,064	403	(240)	263,227
U.S. government agency debt securities	80,891	170	(39)	81,022
Corporate debt securities	178,619	340	(107)	178,852
	$661,834	$913	$(386)	$662,361
Included in cash and cash equivalents	$147,774	$2	$—	$147,776
Included in marketable securities	$514,060	$911	$(386)	$514,585

At December 31, 2023, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$108,826	$—	$—	$108,826
Commercial paper	56,115	—	—	56,115
U.S. treasury debt securities	224,136	531	(80)	224,587
U.S. government agency debt securities	110,036	256	(15)	110,277
Corporate debt securities	165,341	497	(187)	165,651
Foreign government debt securities	999	—	(7)	992
	$665,453	$1,284	$(289)	$666,448
Included in cash and cash equivalents	$108,826	$—	$—	$108,826
Included in marketable securities	$556,627	$1,284	$(289)	$557,622
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of December 31, 2024
Due within one year	$323,600
Due in one to two years	190,985
$514,585
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2024
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$93,184	$(240)	$—	$—
U.S. government agency debt securities	18,903	(39)	—	—
Corporate debt securities	36,331	(106)	750	(1)
Total	$148,418	$(385)	$750	$(1)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2024, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

3. Supplemental Consolidated Balance Sheet Information
Property and Equipment, net
Property and equipment, net as of December 31, 2024 and 2023 consisted of (in thousands):

	As of December 31,
	2024	2023
Building under finance lease	$21,574	$21,574
Computers, equipment and software	13,271	12,792
Furniture and fixtures	7,694	7,569
Vehicles	31	31
Leasehold improvements	8,162	8,089
Construction in process	41	—
	50,773	50,055
Less: accumulated depreciation and amortization	(28,948)	(25,773)
	$21,825	$24,282
Accumulated amortization related to finance leases was $5.4 million and $4.5 million as of December 31, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consisted of (in thousands):

	As of December 31,
	2024	2023
Accrued vacation	$18,698	$15,356
Accrued commissions	23,336	11,969
Accrued bonuses	7,891	6,825
Accrued payroll	9,638	7,206
Estimated health insurance claims	3,986	3,462
Accrued interest	3,591	3,510
ESPP employee contributions	7,710	7,540
Customer deposits	24,500	24,763
Operating lease liabilities	4,896	5,256
Accrued other liabilities	22,262	12,034
	$126,508	$97,921

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2024 and 2023, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2024			Fair Value Measurements as of December 31, 2023
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$137,201	$137,201	$—	$108,826	$108,826	$—
Commercial paper	2,059	—	2,059	56,115	—	56,115
U.S. treasury debt securities	263,227	—	263,227	224,587	—	224,587
U.S. government agency debt securities	81,022	—	81,022	110,277	—	110,277
Corporate debt securities	178,852	—	178,852	165,651	—	165,651
Foreign government debt securities	—	—	—	992	—	992
	$662,361	$137,201	$525,160	$666,448	$108,826	$557,622

Included in cash and cash equivalents	$147,776			$108,826
Included in marketable securities	$514,585			$557,622
Convertible Senior Notes

As of December 31, 2024, the fair value of our convertible senior notes due in 2026 and 2028 was $101.3 million and $740.6 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 8 to the consolidated financial statements for more information.
5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $105.8 million and $72.4 million for the years ended December 31, 2024 and 2023, respectively. Amortization expense for the deferred costs was $60.8 million, $54.5 million and $44.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no material impairment losses in relation to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Purchase Commitments
We enter into certain non-cancelable agreements with third-party providers primarily for our use of cloud services and cloud infrastructure services in the ordinary course of business. As of December 31, 2024, our total commitments under these agreements by fiscal year is as follows (in thousands):

2025	$46,601
2026	29,379
2027	26,428
2028	27,000
2029	27,000
Total	$156,408
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

7. Leases
We lease certain office space, buildings, and land with various lease terms through May 2043. Certain office leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 5 years. The exercise of lease renewal options is at our sole discretion and are assessed whether to factor as part of the lease term at lease inception. Our leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent.
The components of lease expense recognized in the consolidated statements of operations were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$5,701	$5,595	$5,778
Finance lease cost:
Amortization of right-of-use assets	880	880	880
Interest on lease obligations	783	811	861
Short-term lease cost	2,985	3,008	3,045
Variable lease cost	927	971	1,189
	$11,276	$11,265	$11,753

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,274	$6,215	$6,876
Finance cash flows from finance leases	532	505	1,575
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,192	$3,563	$1,816
Finance leases	—	—	—
Other supplemental information related to leases was as follows:

	As of December 31,
	2024	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	4.9	5.0	5.4
Finance leases	18.4	19.4	20.4
Weighted Average Discount Rate
Operating leases	5.9%	5.7%	5.4%
Finance leases	5.5%	5.5%	5.5%

As of December 31, 2024, the aggregate annual lease obligations were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$5,577	$1,315
2026	3,633	1,315
2027	2,323	1,315
2028	2,126	1,315
2029	976	1,315
Thereafter	2,088	14,715
Total lease obligations	16,723	21,290
Less: Amount representing interest	(2,386)	(7,240)
Net lease obligations	$14,337	$14,050
8. Debt
Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Free Convertibility Date	Redemption Date	Original Principal (including overallotment)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price
2026 Notes	August 2019	August 15, 2026	May 15, 2026	August 21, 2023	$345,000	12.4756	$80.16
2028 Notes	August 2023	August 15, 2028	May 15, 2028	August 21, 2026	$702,000	7.4690	$133.89
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
As of December 31, 2024 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the consolidated balance sheet as of December 31, 2024.

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
As of December 31, 2024, the remaining life of the 2026 Notes and 2028 Notes is approximately 1.6 years and 3.6 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	December 31, 2024		December 31, 2023
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(441)	(7,910)	(711)	(10,076)
Net carrying amount	$70,801	$694,090	$70,531	$691,924
Interest expense related to the Notes is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Contractual interest expense	$9,576	$5,952	$3,880
Amortization of issuance costs	2,436	1,730	1,298
Total interest expense	$12,012	$7,682	$5,178

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

As of December 31, 2024, awards granted under the 2009 Plan consisted of stock options and awards granted under the 2014 Plan consisted of stock options, restricted stock units, and performance restricted stock units. There were no other grants of any other award types under the Plans. As of December 31, 2024, 4,808,963 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017 and was amended and restated on October 28, 2022. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2024, 3,770,372 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period.

Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2024	2023	2022
Cost of revenue
Subscription and support	$7,979	$5,030	$3,437
Professional services	3,221	2,540	2,128
Operating expenses
Research and development	21,036	18,441	12,554
Sales and marketing	35,339	27,774	19,323
General and administrative	34,575	44,980	33,218
Total	$102,150	$98,765	$70,660
During 2023, we recognized an additional $18.1 million in stock-based compensation pursuant to certain transition agreements with former executives who retired during the period.
Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2023	1,211,619	$14.46	2.3	$105,500
Granted	—	—
Forfeited	—	—
Expired	(1,980)	15.83
Exercised	(317,243)	15.47
Outstanding at December 31, 2024	892,396	$14.09	1.7	$85,140

Exercisable at December 31, 2024	892,396	$14.09	1.7	$85,140
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $20.7 million, $24.8 million and $17.0 million, respectively.
No options were granted during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2021, all outstanding options have vested. As of December 31, 2024 there was no unrecognized compensation expense related to options.

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
The recipient of a restricted stock unit award or performance restricted stock unit award under the 2014 Plan will have no rights as a stockholder until share certificates are issued by us. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards and performance restricted stock unit awards are calculated based on the stock price on the date of grant. Total performance restricted stock units earned may vary based on the attainment of company-specific performance targets during the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023, and 2022 was approximately $86.4 million, $66.6 million, and $57.7 million, respectively.
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2023	2,198,411	$97.17
Granted	1,669,858	86.88
Forfeited	(234,317)	95.26
Vested(1)	(910,286)	95.73
Unvested at December 31, 2024	2,723,666	$91.56
(1) During the year ended December 31, 2024, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 3,325 shares had elected to defer settlement of the vested restricted stock units and 21,207 were released from deferral. This resulted in total deferred units of 309,387 as of December 31, 2024.
Compensation expense associated with unvested restricted stock units and performance restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2024, there was approximately $173.9 million of total unrecognized compensation expense related to restricted stock units and performance restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.
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

The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2024	2023	2022
ESPP
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.6% - 4.8%	4.6% - 5.3%	0.6% - 3.1%
Expected volatility	32.8% - 35.7%	33.9% - 57.3%	45.7% - 58.7%
The following table summarizes the ESPP activity under the Plan for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Shares issued	194,239	200,436	131,467
Weighted-average purchase price	$71.16	$62.43	$70.41
Total proceeds (in thousands)	$13,822	$12,513	$9,256
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At December 31, 2024, there was approximately $0.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.
11. Accumulated Other Comprehensive (Loss) Income
The following table summarizes the activity of accumulated other comprehensive (loss) income during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on available-for-sale securities	Accumulated other comprehensive (loss) income
Balance at December 31, 2021	$307	$(595)	$(288)
Other comprehensive loss	(4,304)	(2,094)	(6,398)
Balance at December 31, 2022	(3,997)	(2,689)	(6,686)
Other comprehensive income	3,316	3,625	6,941
Balance at December 31, 2023	(681)	936	255
Other comprehensive loss	(6,206)	(469)	(6,675)
Balance at December 31, 2024	$(6,887)	$467	$(6,420)

12. Acquisitions
Fiscal Year 2024
Sustain.Life Inc.
On June 17, 2024, we acquired all of the issued and outstanding equity interests in Sustain.Life, Inc. (“Sustain.Life”), a leading provider of carbon accounting solutions, for $98.1 million net of cash acquired of $0.3 million to launch Workiva Carbon. Workiva Carbon is an audit-ready carbon accounting solution that helps organizations measure, manage, track, and report carbon emissions, including data from third-party supply chain partners. Coupled with Workiva's sustainability management solution, companies can now collect key business data, calculate critical metrics, set data-driven sustainability strategy, measure progress, and report results all in the Workiva platform.
The transaction was accounted for as a business combination. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values of goodwill and definite-lived intangible assets acquired in the acquisition were estimated primarily based on the replacement cost approach. The fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recognized was primarily attributable to the assembled workforce, operational synergies, and strategic benefits that are expected to be achieved and is not deductible for income tax purposes.
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
We incurred costs related to the acquisition of approximately $1.1 million during the year ended December 31, 2024. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our condensed consolidated statements of operations.
The amount of revenues and net loss from the acquisition included in our condensed consolidated statements of operations for the year ended December 31, 2024 were not material.

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

13. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2022	$109,740
Foreign currency translation adjustments	2,357
December 31, 2023	112,097
Acquisition	89,146
Foreign currency translation adjustments	(4,399)
December 31, 2024	$196,844
Intangible Assets
The following table presents the components of net intangible assets (in thousands):

	December 31, 2024				December 31, 2023
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.7	$26,044	$(11,938)	$14,106	$15,949	$(7,471)	$8,478
Acquired customer-related	9.7	15,852	(4,114)	11,738	15,427	(2,769)	12,658
Acquired trade names	5.0	655	(360)	295	2,172	(1,721)	451
Patents	10.0	3,341	(2,091)	1,250	3,150	(1,845)	1,305
Total	6.8	$45,892	$(18,503)	$27,389	$36,698	$(13,806)	$22,892
In the first quarter of the subsequent annual period in which an intangible asset becomes fully amortized, the gross carrying amount and accumulated amortization are removed from the preceding table.
Amortization expense related to intangible assets was $6.7 million, $6.2 million and $5.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

2025	$6,906
2026	5,587
2027	4,335
2028	3,913
2029	2,754
Thereafter	3,894
Total expected amortization expense	$27,389
14. Geographic Information
Revenues by geographical region consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Subscription and support revenue
Americas	$545,772	$472,861	$408,838
Other	121,874	85,784	56,097
Professional services revenue
Americas	63,601	64,876	67,309
Other	7,433	6,518	5,631
	$738,680	$630,039	$537,875
Revenues by geography are generally based on the country of the customer as specified in our subscription order. Total Americas revenue attributed to the U.S. was approximately 92%, 93%, and 93% during each of the years ended December 31, 2024, 2023, and 2022. No other country represented more than 10% of total revenue during the years presented.
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of December 31,
	2024	2023
United States	$28,523	$30,394
The Netherlands	2,432	3,602
United Kingdom	1,216	1,190
Other	1,440	1,738
	$33,611	$36,924
15. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Year ended December 31,
	2024	2023	2022
Subscription and support	$667,646	$558,645	$464,935
XBRL professional services	58,791	56,820	54,896
Other services	12,243	14,574	18,044
Total revenues	$738,680	$630,039	$537,875
Deferred Revenue
During the year ended December 31, 2024, we recognized $369.0 million of revenue that was included in the deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2024, revenue of approximately $1.2 billion is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $627.1 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
16. Employee Benefit Plans
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In 2022, we began matching a certain percentage of employee contributions. Both employee and employer contributions vest immediately upon contribution. Employer contributions to the 401(k) plan were $6.1 million, $5.6 million, and $5.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
We also maintain a number of defined contribution plans for certain locations outside of the U.S. Total employer contributions under these plans were $3.9 million, $3.2 million, and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
17. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
United States	$(56,114)	$(125,715)	$(91,210)
Foreign	6,673	1,617	2,210
Total	$(49,441)	$(124,098)	$(89,000)
The provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Current
Federal	$87	$700	$—
State	1,153	937	327
Foreign	5,003	1,838	1,020
Total Current	6,243	3,475	$1347

Deferred
Foreign	(642)	(48)	600
Total Deferred	$(642)	$(48)	$600

Total	$5,601	$3,427	$1,947

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Tax benefit at federal statutory rate	$(10,383)	$(26,061)	$(18,690)
State taxes, net of federal benefit	(3,113)	(8,397)	(5,722)
Section 162(m) limitations	5,518	11,715	6,083
Stock-based compensation	(3,052)	(9,652)	(9,250)
Net impact of global intangible low-taxed income inclusion	911	2,259	2,850
Induced conversion	—	8,834	—
Meals & entertainment	971	821	263
Base erosion waived deductions	3,452	—	—
Permanent items	502	(108)	85
Tax benefit of federal R&D credit	(7,271)	(8,036)	(6,406)
Effect of foreign operations	3,194	1,337	(194)
Valuation allowance	15,385	30,636	32,896
Other	(513)	79	32
Total income tax provision	$5,601	$3,427	$1,947

The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Property and equipment	$3,133	$3,018
Accruals and reserves	255	124
Lease liability	6,554	6,815
Compensation and benefits	20,720	16,756
Deferred revenue	50,163	42,332
Net operating loss and credits	99,037	120,021
IRC 174 Capitalization	101,865	73,680
Other	2,287	654
Total deferred tax assets	284,014	263,400
Valuation allowance	(266,956)	(248,279)
Total deferred tax assets	17,058	15,121
Deferred tax liabilities:
Right-of-use asset	(6,412)	(6,589)
Acquired intangibles	(2,920)	(604)
Deferred commissions	(6,572)	(7,265)
Other deferred tax liabilities	(441)	(566)
Deferred tax liabilities	(16,345)	(15,024)
Total	$713	$97
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net US deferred tax assets at December 31, 2024, because we believe it is more likely than not that these benefits will not be realized.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Internal Revenue Code Section 174 to require specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E). Because of this amendment, we generated U.S. taxable income and have recorded a deferred tax asset related to the Section 174 amortization of $101.9 million at December 31, 2024. We were able to partially offset this income with a combination of net operating loss carryforwards and federal and state credits.
As of December 31, 2024, we have federal and state net operating loss carryforwards of approximately $191.2 million and $285.1 million, respectively, available to reduce future taxable income. Federal and some state net operating losses incurred after 2017 will have an indefinite carryforward. The state net operating loss carryforwards will expire in varying amounts beginning in 2026. Additionally, we have total net operating loss carryforwards from international operations of $1.2 million that do not expire. We also have approximately $37.5 million of federal and $6.0 million of state tax credit carryforwards as of December 31, 2024. The federal credits will expire in varying amounts between the years 2036 and 2044. The state credits expire beginning in 2026. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.
A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Unrecognized tax benefits-beginning of period	$2,276	$1,870	$180
Additions for tax positions related to prior year	—	200	1,400
Reductions for tax positions related to prior year	(100)	—	—
Foreign currency adjustments	(10)	6	(10)
Additions for tax positions related to current year	600	200	300
Unrecognized tax benefits-end of period	$2,766	$2,276	$1,870
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2024.
We are subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2024, tax years for 2020 through 2023 are subject to examination by the tax authorities. Generally, as of December 31, 2024, we are no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2020. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.

18. Net Loss Per Share
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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(51,218)	$(3,824)	$(118,443)	$(9,082)	$(84,210)	$(6,737)

Denominator
Weighted-average common shares outstanding - basic and diluted	51,509,798	3,845,583	50,246,900	3,852,857	49,031,441	3,922,638
Basic and diluted net loss per share	$(0.99)	$(0.99)	$(2.36)	$(2.36)	$(1.72)	$(1.72)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2024	2023	2022
Shares subject to outstanding common stock options	892,396	1,211,619	1,509,172
Shares subject to unvested restricted stock units and performance restricted stock units	2,723,666	2,198,411	1,921,927
Shares issuable pursuant to the ESPP	122,833	84,323	112,522
Shares underlying our convertible senior notes	6,132,025	9,547,320	4,304,082

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Short-Term Incentive Plan
On February 20, 2025, the Compensation Committee of our Board of Directors approved the 2025 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2025. The Plan provides our executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, operating cash flow, or operating loss excluding stock compensation and amortization of acquisition related intangible assets. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2025, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.
Director and Officer Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
The Company is reporting the following information in lieu of reporting on a Current Report on Form 8-K:
Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On February 21, 2025, the Board of Directors amended and restated the Company’s bylaws (as amended, the “Bylaws”) to clarify and enhance procedural mechanics in connection with stockholder nominations of directors.
The foregoing summary description of the Bylaws is qualified in its entirety by reference to the full text of the Bylaws filed as Exhibit 3.02 to this Annual Report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the Company.
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the Company.
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Executive Officers” and is incorporated herein by reference.
c)    Delinquent Section 16(a) Reports.
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
f)    Insider Trading Policy.
The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, any applicable consultants and contractors (as determined by the Company), and each of their respective family members, and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois.
This information is included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

2.1
Agreement and Plan of Merger, dated as of June 17, 2024, by and among the Company, Sustain, Merger Sub and Sellers Representative, incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 18, 2024.

3.01	Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014.

3.02	Bylaws of Workiva Inc. as amended (filed herewith) February 21, 2025.

4.01	Form of the Company’s Class A common stock certificate, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

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

10.06*
Employment Agreement, dated August 12, 2021, by and between the Company and Michael Hawkins, incorporated by reference from Exhibit 10.06 to the Company's Annual Report on
Form 10-K for the year ended December 31, 2023.

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

10.22*	Form of Employment Agreement (Executive Employees), incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

10.23*
Workiva Inc. Amended and Restated 2014 Equity Incentive Plan (As Amended and Restated May 30, 2024), incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024.

19.1	Workiva Inc. Insider Trading Policy (filed herewith).

21.01	List of Subsidiaries of the Company (filed herewith).

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.01	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.01	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Workiva Inc. Clawback Policy, incorporated by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

101
The following financial information from Workiva Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2025.

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

Signature	Title	Date

/s/ Julie Iskow	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Julie Iskow

/s/ Jill Klindt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2025
Jill Klindt

/s/ Brigid A. Bonner	Director	February 25, 2025
Brigid A. Bonner

/s/ Michael M. Crow, Ph.D.	Director	February 25, 2025
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 25, 2025
Robert H. Herz

/s/ David S. Mulcahy	Director	February 25, 2025
David S. Mulcahy

/s/ Suku Radia	Director	February 25, 2025
Suku Radia

/s/ Martin J. Vanderploeg, Ph.D.	Director	February 25, 2025
Martin J. Vanderploeg, Ph.D.
S-1