Form 10-Q
period 2025-03-31
WORKIVA INC
filed 2025-05-01
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 25, 2025, there were approximately 51,888,191 shares of the registrant's Class A common stock and 3,845,583 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
Moreover, we operate in a very competitive and dynamic environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of March 31, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$242,024	$301,835
Marketable securities	525,000	514,585
Accounts receivable, net of allowance for doubtful accounts of $1,244 and $1,220 at March 31, 2025 and December 31, 2024, respectively	118,620	148,433
Deferred costs	51,184	50,914
Other receivables	9,308	10,276
Prepaid expenses and other	28,161	22,199
Total current assets	974,297	1,048,242

Property and equipment, net	21,485	21,825
Operating lease right-of-use assets	12,341	11,786
Deferred costs, non-current	51,456	54,858
Goodwill	199,724	196,844
Intangible assets, net	26,031	27,389
Other assets	8,300	7,525
Total assets	$1,293,634	$1,368,469

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$14,761	$7,747
Accrued expenses and other current liabilities	93,495	126,508
Deferred revenue	438,513	457,608
Finance lease obligations	570	562
Total current liabilities	547,339	592,425

Convertible senior notes, non-current	765,501	764,891
Deferred revenue, non-current	33,104	29,681
Other long-term liabilities	238	227
Operating lease liabilities, non-current	9,845	9,441
Finance lease obligations, non-current	13,342	13,488
Total liabilities	1,369,369	1,410,153

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 51,907,573 and 51,646,053 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	52	52
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,845,583 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	655,377	672,363
Accumulated deficit	(729,054)	(707,683)
Accumulated other comprehensive loss	(2,114)	(6,420)
Total stockholders’ deficit	(75,735)	(41,684)
Total liabilities and stockholders’ deficit	$1,293,634	$1,368,469

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended March 31,
	2025	2024
Revenue
Subscription and support	$185,512	$154,979
Professional services	20,768	20,688
Total revenue	206,280	175,667
Cost of revenue
Subscription and support	34,062	27,927
Professional services	14,280	13,596
Total cost of revenue	48,342	41,523
Gross profit	157,938	134,144
Operating expenses
Research and development	53,780	45,495
Sales and marketing	101,671	82,633
General and administrative	27,237	24,299
Total operating expenses	182,688	152,427
Loss from operations	(24,750)	(18,283)
Interest income	8,747	10,455
Interest expense	(3,195)	(3,232)
Other (expense) income, net	(233)	86
Loss before provision for income taxes	(19,431)	(10,974)
Provision for income taxes	1,940	713
Net loss	$(21,371)	$(11,687)
Net loss per common share:
Basic and diluted	$(0.38)	$(0.21)
Weighted-average common shares outstanding - basic and diluted	56,157,533	54,915,852

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended March 31,
	2025	2024
Net loss	$(21,371)	$(11,687)
Other comprehensive income (loss)
Foreign currency translation adjustment	3,937	(2,483)
Unrealized gain (loss) on available-for-sale securities	369	(1,407)
Other comprehensive income (loss)	4,306	(3,890)
Comprehensive loss	$(17,065)	$(15,577)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands) (unaudited)

Three Months Ended March 31, 2025
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2024	55,492	$56	$672,363	$(6,420)	$(707,683)	$(41,684)
Stock-based compensation expense	—	—	27,888	—	—	27,888
Issuance of common stock upon exercise of stock options	44	—	631	—	—	631
Issuance of common stock under employee stock purchase plan	119	—	7,535	—	—	7,535
Issuance of restricted stock units	698	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(138)	—	(12,922)	—	—	(12,922)
Repurchases of Class A common stock	(462)	—	(40,118)	—	—	(40,118)
Net loss	—	—	—	—	(21,371)	(21,371)
Other comprehensive income	—	—	—	4,306	—	4,306
Balances at March 31, 2025	55,753	$56	$655,377	$(2,114)	$(729,054)	$(75,735)

Three Months Ended March 31, 2024
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
Stock-based compensation expense	—	—	23,007	—	—	23,007
Issuance of common stock upon exercise of stock options	19	1	301	—	—	302
Issuance of common stock under employee stock purchase plan	88	—	7,113	—	—	7,113
Issuance of restricted stock units	590	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(91)	—	(8,611)	—	—	(8,611)
Net loss	—	—	—	—	(11,687)	(11,687)
Other comprehensive loss	—	—	—	(3,890)	—	(3,890)
Balances at March 31, 2024	54,785	$55	$584,752	$(3,635)	$(664,328)	$(83,156)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(21,371)	$(11,687)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,893	2,522
Stock-based compensation expense	27,888	23,007
Provision for (recovery of) doubtful accounts	12	(123)
Accretion of premiums and discounts on marketable securities, net	(1,695)	(3,749)
Amortization of debt discount and issuance costs	610	608
Deferred income tax	(64)	(295)
Changes in assets and liabilities:
Accounts receivable	30,636	36,947
Deferred costs	4,093	1,405
Operating lease right-of-use assets	1,329	1,426
Other receivables	994	194
Prepaid expenses and other	(5,653)	(2,273)
Other assets	(648)	(1,090)
Accounts payable	6,651	4,726
Deferred revenue	(18,438)	(17,526)
Operating lease liabilities	(831)	(987)
Accrued expenses and other liabilities	(33,764)	(8,261)
Net cash (used in) provided by operating activities	(7,358)	24,844

Cash flows from investing activities
Purchase of property and equipment	(763)	(203)
Purchase of marketable securities	(102,965)	(116,567)
Maturities of marketable securities	94,614	129,640
Sale of marketable securities	—	4,609
Purchase of intangible assets	(19)	(31)
Net cash (used in) provided by investing activities	(9,133)	17,448

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended March 31,
	2025	2024

Cash flows from financing activities
Proceeds from option exercises	631	302
Taxes paid related to net share settlements of stock-based compensation awards	(12,922)	(8,611)
Proceeds from shares issued in connection with employee stock purchase plan	7,535	7,113
Repurchases of Class A common stock	(40,118)	—
Principal payments on finance lease obligations	(138)	(129)
Net cash used in financing activities	(45,012)	(1,325)
Effect of foreign exchange rates on cash	1,889	(1,107)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(59,614)	39,860
Cash, cash equivalents, and restricted cash at beginning of period	302,350	256,721
Cash, cash equivalents, and restricted cash at end of period	$242,736	$296,581

Supplemental cash flow disclosure
Cash paid for interest	$4,979	$4,906
Cash paid for income taxes, net of refunds	$3,029	$952

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$442	$—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$242,024	$296,066
Restricted cash included within prepaid expenses and other at end of period	712	515
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$242,736	$296,581

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) build and deliver the platform that powers transparency, accountability, and trust. Finance, accounting, sustainability, risk and audit teams worldwide rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, audit-ready, AI-powered collaborative platform. Our operational headquarters are located in Ames, Iowa. We also lease office facilities or contract with flexible workspace providers throughout the U.S. and internationally.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services is generally higher in the first quarter of our calendar year as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expenses have historically been higher in the third quarter due to our annual user conference in September. In addition, the timing of cash bonus payments to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025.
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
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently assessing the effect of this update on our related disclosures and plan to adopt this update as effective during the annual period ending December 31, 2025.
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

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Customer deposits	$21,628	$24,500
Accrued vacation	21,551	18,698
Accrued bonuses	9,270	7,891
Accrued commissions	7,573	23,336
Accrued payroll	7,238	9,638
Operating lease liabilities	4,940	4,896
ESPP employee contributions	4,860	7,710
Estimated health insurance claims	2,439	3,986
Accrued interest	1,197	3,591
Accrued other liabilities	12,799	22,262
	$93,495	$126,508

3. Cash Equivalents and Marketable Securities
At March 31, 2025, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$128,976	$—	$—	$128,976
Commercial paper	3,051	—	—	3,051
U.S. treasury debt securities	276,166	568	(107)	276,627
U.S. government agency debt securities	74,499	122	(19)	74,602
Corporate debt securities	184,045	389	(57)	184,377
	$666,737	$1,079	$(183)	$667,633
Included in cash and cash equivalents	$142,635	$—	$(2)	$142,633
Included in marketable securities	$524,102	$1,079	$(181)	$525,000
At December 31, 2024, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$137,201	$—	$—	$137,201
Commercial paper	2,059	—	—	2,059
U.S. treasury debt securities	263,064	403	(240)	263,227
U.S. government agency debt securities	80,891	170	(39)	81,022
Corporate debt securities	178,619	340	(107)	178,852
	$661,834	$913	$(386)	$662,361
Included in cash and cash equivalents	$147,774	$2	$—	$147,776
Included in marketable securities	$514,060	$911	$(386)	$514,585

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of March 31, 2025
Due within one year	$318,797
Due in one to two years	206,203
$525,000
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of March 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2025
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$82,132	$(107)	$—	$—
U.S. government agency debt securities	19,797	(19)	—	—
Corporate debt securities	36,531	(57)	—	—
Total	$138,460	$(183)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2025, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2025, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2025			Fair Value Measurements as of December 31, 2024
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$128,976	$128,976	$—	$137,201	$137,201	$—
Commercial paper	3,051	—	3,051	2,059	—	2,059
U.S. treasury debt securities	276,627	—	276,627	263,227	—	263,227
U.S. government agency debt securities	74,602	—	74,602	81,022	—	81,022
Corporate debt securities	184,377	—	184,377	178,852	—	178,852
	$667,633	$128,976	$538,657	$662,361	$137,201	$525,160

Included in cash and cash equivalents	$142,633			$147,776
Included in marketable securities	$525,000			$514,585
Convertible Senior Notes
As of March 31, 2025, the fair value of our convertible senior notes due in 2026 and 2028 was $78.2 million and $653.4 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

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
During the first quarter of 2025 none of the conversion conditions were met and therefore the Notes are not convertible at the option of the holders. As a result, the Notes were classified as non-current liabilities on the condensed consolidated balance sheet as of March 31, 2025.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of March 31, 2025, the remaining life of the 2026 Notes and 2028 Notes were approximately 1.3 years and 3.4 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	As of March 31, 2025		As of December 31, 2024
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(373)	(7,368)	(441)	(7,910)
Net carrying amount	$70,869	$694,632	$70,801	$694,090

Interest expense related to the Notes was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Contractual interest expense	$2,394	$2,394
Amortization of issuance costs	610	608
Total interest expense	$3,004	$3,002

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
7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, performance restricted stock units, options to purchase Class A common stock and Employee Stock Purchase Plan ("ESPP") purchase rights. Prior to our corporate conversion in December 2014, awards were provided under the 2009 Unit Incentive Plan (“the 2009 Plan”). The 2009 Plan was amended to provide that no further awards will be issued thereunder, and our board of directors and stockholders adopted and approved our 2014 Equity Incentive Plan ("the Plan"). As of December 31, 2024, there were no awards outstanding under the 2009 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2025	2024
Cost of revenue
Subscription and support	$2,433	$1,601
Professional services	996	727
Operating expenses
Research and development	6,050	4,641
Sales and marketing	9,751	8,038
General and administrative	8,658	8,000
Total	$27,888	$23,007
Stock Options
The following table summarizes the option activity under the Plan for the three months ended March 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2024	892,396	$14.09	1.7
Exercised	(44,245)	14.26
Outstanding at March 31, 2025	848,151	$14.09	1.5

Exercisable at March 31, 2025	848,151	$14.09	1.5
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2024	2,723,666	$91.56
Granted	1,186,555	97.61
Forfeited	(73,108)	88.50
Vested(1)	(692,200)	98.93
Unvested at March 31, 2025	3,144,913	$92.26
(1) During the three months ended March 31, 2025, in accordance with our Nonqualified Deferred Compensation Plan, no recipients elected to defer settlement of their vested restricted stock units and 5,216 shares were released from deferral.
Employee Stock Purchase Plan
During the three months ended March 31, 2025, 118,674 shares of common stock were purchased under the ESPP at a weighted-average price of $63.49 per share, resulting in cash proceeds of $7.5 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. At March 31, 2025, there was approximately $1.5 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Three months ended March 31,
	2025	2024
Subscription and support	$185,512	$154,979
XBRL professional services	17,940	17,593
Other services	2,828	3,095
Total revenues	$206,280	$175,667
Deferred Revenue
We recognized $170.2 million and $142.3 million of revenue during the three months ended March 31, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2025, we expect revenue of approximately $1.2 billion to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $636.3 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.7	$26,342	$(13,529)	$12,813	$26,044	$(11,938)	$14,106
Acquired customer-related	9.8	16,412	(4,692)	11,720	15,852	(4,114)	11,738
Acquired trade names	5.0	680	(397)	283	655	(360)	295
Patents	10.0	3,360	(2,145)	1,215	3,341	(2,091)	1,250
Total	6.9	$46,794	$(20,763)	$26,031	$45,892	$(18,503)	$27,389

In the first quarter of the subsequent annual period in which an intangible asset becomes fully amortized, the gross carrying amount and accumulated amortization are removed from the preceding table.
Amortization expense related to intangible assets was $1.9 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2025	$5,096
2026	5,711
2027	4,410
2028	3,971
2029	2,813
Thereafter	4,030
Total expected amortization expense	$26,031
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2024	$196,844
Foreign currency translation adjustments	2,880
March 31, 2025	$199,724

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2025		March 31, 2024
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(19,908)	$(1,463)	$(10,869)	$(818)

Denominator
Weighted-average common shares outstanding - basic and diluted	52,311,950	3,845,583	51,070,269	3,845,583
Basic and diluted net loss per share	$(0.38)	$(0.38)	$(0.21)	$(0.21)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	March 31, 2025	March 31, 2024
Shares subject to outstanding common stock options	848,151	1,192,676
Shares subject to unvested restricted stock units and performance restricted stock units	3,144,913	2,531,111
Shares issuable pursuant to the ESPP	91,315	98,587
Shares underlying our convertible senior notes	6,132,025	6,132,025

11. Geographic Information
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
Revenues by geographical region consisted of the following (in thousands):

	Three months ended March 31,
	2025	2024
Subscription and support revenue
Americas	$149,336	$128,473
Other	36,176	26,506
Professional services revenue
Americas	18,379	18,227
Other	2,389	2,461
	$206,280	$175,667
Revenues by geography are generally based on the country of the customer as specified in our subscription order. Total Americas revenue attributed to the U.S. was approximately 92% and 93% during the three months ended March 31, 2025 and 2024, respectively. No other country represented more than 10% of total revenue during the periods presented.
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Americas	$28,900	$29,148
Other	4,926	4,463
	$33,826	$33,611

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
The Workiva platform is built for transparency, accountability, and trust. We believe that all stakeholders, including consumers, employees, shareholders, and regulators expect more from business – more action, transparency, and disclosure of financial and non-financial information. We build solutions to meet that demand and streamline processes, connect data and teams, and ensure consistency – all within the Workiva platform. Our leading unified software-as-a-service (“SaaS”) platform brings customers’ financial reporting, sustainability management, and Governance, Risk, and Compliance (“GRC”) together in a controlled, secure, audit-ready platform.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,873 at March 31, 2025 from 2,561 at March 31, 2024, an increase of 12.2%.

We have achieved significant revenue growth in recent periods. Our revenue grew to $206.3 million during the three months ended March 31, 2025 from $175.7 million during the three months ended March 31, 2024. We incurred net losses of $21.4 million during the three months ended March 31, 2025 compared to $11.7 million during the three months ended March 31, 2024.
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
Effects of Policy Uncertainty on Sales of Sustainability Solutions
Sales of our sustainability management solutions, including Workiva Carbon, could be materially impacted by domestic and global policy uncertainties. Risks relating to shifts in regulatory priorities and newly emerging trends due to changes in the U.S. presidential administration, and the outcome of other global elections, and risks relating to legal challenges to sustainability-related rules and regulations, may affect our market expansion opportunities in the U.S. and abroad. For example, amendments to the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) standards used to identify and collect the information and data, with different implementation dates depending on the company size and geographic location, are still developing and uncertain. That regulatory uncertainty has limited or delayed compliance obligations or requirements, could slow market adoption and may reduce or delay the growth of our sustainability solutions. The extent of this policy uncertainty, and its potential impact on our growth trajectory, cannot be accurately predicted.
Effects of Volatility in the IPO/SPAC Markets
In the U.S., volatility in the public markets led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) since fiscal 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. We expect reduced valuation multiples caused by higher interest rates, inflation, global trade conflicts, and geopolitical instability to create an uncertain impact on the number of IPOs in fiscal year 2025. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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
Pursue New Customers. We sell to organizations that manage large, complex processes with distributed teams of contributors and disparate sets of business data. We market our platform to professionals and executives in the areas of financial and non-financial reporting, including regulatory, multi-entity and performance reporting. In addition, we market to teams responsible for sustainability management and GRC programs. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.

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

Key Performance Indicators

	Three months ended March 31,
	2025	2024

	(dollars in thousands)
Financial metrics
Total revenue	$206,280	$175,667
Percentage increase in total revenue	17.4%	17.0%
Subscription and support revenue	$185,512	$154,979
Percentage increase in subscription and support revenue	19.7%	19.5%
Subscription and support as a percent of total revenue	89.9%	88.2%

	As of March 31,
	2025	2024
Operating metrics
Number of customers	6,385	6,074
Gross retention rate	97.3%	97.8%
Net retention rate	110.1%	110.6%
Number of customers with annual contract value $100k+	2,079	1,696
Number of customers with annual contract value $300k+	439	332
Number of customers with annual contract value $500k+	191	145
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
Our gross retention rate was 97.3% as of March 31, 2025, down slightly from 97.8% as of March 31, 2024. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for over half of our revenue attrition in the latest quarter.
Net retention rate. Our net retention rate is based on subscription and support revenue, and includes revenue from up-selling or cross-selling additional solutions, and pricing changes for existing customers and securing multi-year contract renewals containing periodic pricing term increases. We calculate our net retention rate by annualizing the subscription and support revenue recorded in the current quarter for our base customers that were active at the end of the current quarter. We divide the result by the annualized subscription and support revenue in the same quarter of the prior year for all base customers. We believe our net retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers.
Our net retention rate including add-ons was 110.1% as of the quarter ended March 31, 2025, down slightly from 110.6% as of March 31, 2024.
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

	Three months ended March 31,
	2025	2024
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	74.1%	69.2%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	38.4%	34.3%
Subscription and support revenue from customers with annual contract value of $500k+ as a percent of total subscription and support revenue	25.9%	23.1%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2025 and 2024, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2025	2024

	(in thousands)
Revenue
Subscription and support	$185,512	$154,979
Professional services	20,768	20,688
Total revenue	206,280	175,667
Cost of revenue
Subscription and support(1)	34,062	27,927
Professional services(1)	14,280	13,596
Total cost of revenue	48,342	41,523
Gross profit	157,938	134,144
Operating expenses
Research and development(1)	53,780	45,495
Sales and marketing(1)	101,671	82,633
General and administrative(1)	27,237	24,299
Total operating expenses	182,688	152,427
Loss from operations	(24,750)	(18,283)
Interest income	8,747	10,455
Interest expense	(3,195)	(3,232)
Other (expense) income, net	(233)	86
Loss before provision for income taxes	(19,431)	(10,974)
Provision for income taxes	1,940	713
Net loss	$(21,371)	$(11,687)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2025	2024

	(in thousands)
Cost of revenue
Subscription and support	$2,433	$1,601
Professional services	996	727
Operating expenses
Research and development	6,050	4,641
Sales and marketing	9,751	8,038
General and administrative	8,658	8,000
Total stock-based compensation expense	$27,888	$23,007

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2025	2024
Revenue
Subscription and support	89.9%	88.2%
Professional services	10.1	11.8
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	16.5	15.9
Professional services	6.9	7.7
Total cost of revenue	23.4	23.6
Gross profit	76.6	76.4
Operating expenses
Research and development	26.1	25.9
Sales and marketing	49.3	47.0
General and administrative	13.2	13.8
Total operating expenses	88.6	86.7
Loss from operations	(12.0)	(10.3)
Interest income	4.2	6.0
Interest expense	(1.5)	(1.8)
Other expense, net	(0.1)	—
Loss before provision for income taxes	(9.4)	(6.1)
Provision for income taxes	0.9	0.4
Net loss	(10.3)%	(6.5)%
Comparison of Three Months Ended March 31, 2025 and 2024
Revenue

	Three months ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Revenue
Subscription and support	$185,512	$154,979	19.7%
Professional services	20,768	20,688	0.4%
Total revenue	$206,280	$175,667	17.4%

Total revenue increased $30.6 million for the three months ended March 31, 2025 compared to the same quarter a year ago due primarily to a $30.5 million increase in subscription and support revenue. Growth in subscription and support revenue in the first quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services was relatively flat for the three months ended March 31, 2025 compared to the same quarter a year ago. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$34,062	$27,927	22.0%
Professional services	14,280	13,596	5.0%
Total cost of revenue	$48,342	$41,523	16.4%
Cost of revenue increased $6.8 million during the three months ended March 31, 2025 compared to the same quarter a year ago. Subscription and support cost of revenue increased $6.1 million due primarily to $4.1 million in higher cash-based compensation and benefits costs, $0.8 million of additional stock-based compensation, and a $0.5 million increase in the cost of licensed platform content. The increase in compensation was primarily driven by an increase in employee headcount. The cost of licensed platform content increased primarily from our continued investment in and support of our platform and solutions. Amortization of acquired intangible assets for Sustain.Life was $0.5 million. Professional services cost of revenue increased $0.7 million due primarily to a $0.5 million increase in cash-based compensation and benefits costs driven by a slight increase in headcount.

	Three months ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Operating expenses
Research and development	$53,780	$45,495	18.2%
Sales and marketing	101,671	82,633	23.0%
General and administrative	27,237	24,299	12.1%
Total operating expenses	$182,688	$152,427	19.9%
Research and Development
Research and development expenses increased $8.3 million during the three months ended March 31, 2025 compared to the same quarter a year ago due primarily to $5.4 million in higher cash-based compensation and benefits, $1.4 million of additional stock-based compensation, a $0.7 million increase in professional service fees, and a $0.6 million increase in internal event costs. The increase in compensation was primarily driven by an increase in employee headcount. The increase in professional service fees resulted primarily from our continued investment in and support of our platform and solutions. The increase in internal event costs relate to our annual research and development event which spanned the first quarter and second quarter of 2025 but was held in the second quarter of 2024.

Sales and Marketing
Sales and marketing expenses increased $19.0 million during the three months ended March 31, 2025 compared to the same quarter a year ago due primarily to $13.2 million in higher cash-based compensation and benefits, $1.7 million of additional stock-based compensation, a $0.8 million increase in travel expense, a $1.2 million increase in internal event costs, a $1.0 million increase in marketing and advertising, and a $0.6 million increase in professional service fees. During the first quarter of 2025 we recognized an additional $0.7 million in cash-based and stock-based compensation pursuant to certain severance obligations. The increases in compensation, travel, internal event costs and marketing and advertising were primarily due to an increase in employee headcount and our continued investment in our go-to-market activities. The increase in professional service fees was the result of our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses increased $2.9 million during the three months ended March 31, 2025 compared to the same quarter a year ago due primarily to a $1.4 million increase in cash-based compensation and benefits, $0.7 million of additional stock-based compensation, and a $0.3 million increase in professional service fees. The increase in stock-based compensation was primarily due to performance-based restricted stock awards and changes in the assumptions associated with the attainment of company-specific performance targets. The remaining increase in compensation was due to a modest increase in employee headcount.
Non-Operating Income (Expenses)

	Three months ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Interest income	$8,747	$10,455	(16.3)%
Interest expense	(3,195)	(3,232)	(1.1)%
Other (expense) income, net	(233)	86	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense, and Other (Expense) Income, Net
During the three months ended March 31, 2025, interest income decreased $1.7 million compared to the same quarter a year ago due primarily to a decrease in our investment balance, coupled with lower interest rates. Interest expense remained relatively flat compared to the same quarter a year ago. Other expense, net increased $0.3 million compared to the same quarter a year ago due primarily to losses on foreign currency transactions.
Results of Operations for Fiscal 2024 Compared to 2023
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $767.0 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have generated significant operating losses as reflected in our accumulated deficit on our condensed consolidated balance sheets. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of our 1.250% 2028 Notes. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% 2026 Notes in separate and individually negotiated transactions with certain holders. As of March 31, 2025, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $70.9 million and $694.6 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Share Repurchase Plan
On July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). The repurchases may be made in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time. As of March 31, 2025, we have repurchased $40.1 million of our Class A common stock under the 2024 Repurchase Plan.
Cash Flows

	Three months ended March 31,
	2025	2024

	(in thousands)
Cash flow (used in) provided by operating activities	$(7,358)	$24,844
Cash flow (used in) provided by investing activities	(9,133)	17,448
Cash flow used in financing activities	(45,012)	(1,325)
Net (decrease) increase in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$(59,614)	$39,860
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.

Cash used in operating activities of $7.4 million for the three months ended March 31, 2025 consisted of a net loss of $21.4 million adjusted for non-cash charges of $29.6 million and net cash outflows of $15.6 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accrued expenses and other liabilities which was due in part to a reduction in accrued commissions as we experience higher bookings at year-end driving a reduction the following quarter. The decrease in deferred revenue was driven by the deduction of bookings and timing of billings in the current period. Deferred costs decreased primarily due to amortization of incremental costs associated with obtaining customer contracts. The decreases in accounts receivable and other receivables as well as the increases in accounts payable and prepaid expenses and other were attributable primarily to the timing of cash payments and collections.
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
Investing Activities
Cash used in investing activities of $9.1 million for the three months ended March 31, 2025 consisted of $103.0 million in purchases of marketable securities and $0.8 million in purchases of fixed assets partially offset by $94.6 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of expanding our infrastructure and work force.
Cash provided by investing activities of $17.4 million for the three months ended March 31, 2024 consisted of $129.6 million from the maturities of marketable securities and $4.6 million from the sale of marketable securities partially offset by $116.6 million in purchases of marketable securities.
Financing Activities
Cash used in financing activities of $45.0 million for the three months ended March 31, 2025 consisted of $40.1 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $12.9 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $7.5 million in proceeds from shares issued in connection with our Employee Stock Purchase Plan ("ESPP") and $0.6 million in proceeds from option exercises.
Cash used in financing activities of $1.3 million for the three months ended March 31, 2024 consisted of $8.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $7.1 million in proceeds from shares issued in connection with our ESPP and $0.3 million in proceeds from option exercises.
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.

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
During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2025 to the risk factors that were included in the Form 10-K.
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
On July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock.
The following table summarizes the share repurchase activity for the three months ended March 31, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	$100,000
February 1, 2025 to February 28, 2025	32,895	$85.62	32,895	$97,183
March 1, 2025 to March 31, 2025	428,656	$87.00	428,656	$59,891
Total	461,551		461,551

Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of May, 2025.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1