Form 10-Q
period 2025-06-30
WORKIVA INC
filed 2025-07-31
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 25, 2025, there were approximately 52,169,998 shares of the registrant's Class A common stock and 3,845,583 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of June 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$284,253	$301,835
Marketable securities	529,456	514,585
Accounts receivable, net of allowance for doubtful accounts of $912 and $1,220 at June 30, 2025 and December 31, 2024, respectively	121,564	148,433
Deferred costs	53,250	50,914
Other receivables	9,441	10,276
Prepaid expenses and other	25,184	22,199
Total current assets	1,023,148	1,048,242

Property and equipment, net	21,185	21,825
Operating lease right-of-use assets	11,664	11,786
Deferred costs, non-current	51,476	54,858
Goodwill	206,007	196,844
Intangible assets, net	25,215	27,389
Other assets	7,047	7,525
Total assets	$1,345,742	$1,368,469

WORKIVA INC. CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$10,905	$7,747
Accrued expenses and other current liabilities	118,588	126,508
Deferred revenue	461,267	457,608
Convertible senior notes, current	70,937	—
Finance lease obligations	578	562
Total current liabilities	662,275	592,425

Convertible senior notes, non-current	695,175	764,891
Deferred revenue, non-current	32,443	29,681
Other long-term liabilities	292	227
Operating lease liabilities, non-current	8,890	9,441
Finance lease obligations, non-current	13,195	13,488
Total liabilities	1,412,270	1,410,153

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 51,998,172 and 51,646,053 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	52	52
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,845,583 and 3,845,583 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	675,076	672,363
Accumulated deficit	(748,454)	(707,683)
Accumulated other comprehensive income (loss)	6,794	(6,420)
Total stockholders’ deficit	(66,528)	(41,684)
Total liabilities and stockholders’ deficit	$1,345,742	$1,368,469

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Subscription and support	$198,223	$160,735	$383,735	$315,714
Professional services	16,964	16,768	37,732	37,456
Total revenue	215,187	177,503	421,467	353,170
Cost of revenue
Subscription and support	35,277	27,945	69,339	55,872
Professional services	14,266	13,227	28,546	26,823
Total cost of revenue	49,543	41,172	97,885	82,695
Gross profit	165,644	136,331	323,582	270,475
Operating expenses
Research and development	54,843	48,408	108,623	93,903
Sales and marketing	104,025	84,697	205,696	167,330
General and administrative	28,922	26,375	56,159	50,674
Total operating expenses	187,790	159,480	370,478	311,907
Loss from operations	(22,146)	(23,149)	(46,896)	(41,432)
Interest income	8,344	10,336	17,091	20,791
Interest expense	(3,194)	(3,237)	(6,389)	(6,469)
Other (expense) income, net	(736)	(45)	(969)	41
Loss before provision for income taxes	(17,732)	(16,095)	(37,163)	(27,069)
Provision for income taxes	1,668	1,453	3,608	2,166
Net loss	$(19,400)	$(17,548)	$(40,771)	$(29,235)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.32)	$(0.73)	$(0.53)
Weighted-average common shares outstanding - basic and diluted	56,076,723	55,177,162	56,133,286	55,046,507

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(19,400)	$(17,548)	$(40,771)	$(29,235)
Other comprehensive income (loss)
Foreign currency translation adjustment	9,089	(728)	13,026	(3,211)
Unrealized (loss) gain on available-for-sale securities	(181)	(367)	188	(1,774)
Other comprehensive income (loss)	8,908	(1,095)	13,214	(4,985)
Comprehensive loss	$(10,492)	$(18,643)	$(27,557)	$(34,220)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands) (unaudited)

Six Months Ended June 30, 2025
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2024	55,492	$56	$672,363	$(6,420)	$(707,683)	$(41,684)
Stock-based compensation expense	—	—	27,888	—	—	27,888
Issuance of common stock upon exercise of stock options	44	—	631	—	—	631
Issuance of common stock under employee stock purchase plan	119	—	7,535	—	—	7,535
Issuance of restricted stock units	698	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(138)	—	(12,922)	—	—	(12,922)
Repurchases of Class A common stock	(462)	—	(40,118)	—	—	(40,118)
Net loss	—	—	—	—	(21,371)	(21,371)
Other comprehensive income	—	—	—	4,306	—	4,306
Balances at March 31, 2025	55,753	$56	$655,377	$(2,114)	$(729,054)	$(75,735)
Stock-based compensation expense	—	—	28,467	—	—	28,467
Issuance of common stock upon exercise of stock options	123	—	1,803	—	—	1,803
Issuance of restricted stock units	108	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(8)	—	(569)	—	—	(569)
Repurchases of Class A common stock	(132)	—	(10,002)	—	—	(10,002)
Net loss	—	—	—	—	(19,400)	(19,400)
Other comprehensive income	—	—	—	8,908	—	8,908
Balances at June 30, 2025	55,844	$56	$675,076	$6,794	$(748,454)	$(66,528)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (continued)
(in thousands) (unaudited)

Six Months Ended June 30, 2024
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
Stock-based compensation expense	—	—	23,007	—	—	23,007
Issuance of common stock upon exercise of stock options	19	1	301	—	—	302
Issuance of common stock under employee stock purchase plan	88	—	7,113	—	—	7,113
Issuance of restricted stock units	590	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(91)	—	(8,611)	—	—	(8,611)
Net loss	—	—	—	—	(11,687)	(11,687)
Other comprehensive loss	—	—	—	(3,890)	—	(3,890)
Balances at March 31, 2024	54,785	$55	$584,752	$(3,635)	$(664,328)	$(83,156)
Stock-based compensation expense	—	—	25,402	—	—	25,402
Issuance of common stock upon exercise of stock options	18	—	290	—	—	290
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of restricted stock units	131	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(20)	—	(1,640)	—	—	(1,640)
Net loss	—	—	—	—	(17,548)	(17,548)
Other comprehensive loss	—	—	—	(1,095)	—	(1,095)
Balances at June 30, 2024	54,914	$55	$608,804	$(4,730)	$(681,876)	$(77,747)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash flows from operating activities
Net loss	$(19,400)	$(17,548)	$(40,771)	$(29,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,949	2,564	5,842	5,086
Stock-based compensation expense	28,467	25,402	56,355	48,409
(Recovery of) provision for doubtful accounts	(357)	20	(345)	(103)
Accretion of premiums and discounts on marketable securities, net	(1,390)	(3,156)	(3,085)	(6,905)
Amortization of debt discount and issuance costs	611	609	1,221	1,217
Deferred income tax	(13)	4	(77)	(291)
Changes in assets and liabilities:
Accounts receivable	(504)	(33,267)	30,132	3,680
Deferred costs	(12)	(11,599)	4,081	(10,194)
Operating lease right-of-use assets	1,377	1,172	2,706	2,598
Other receivables	(59)	4,347	935	4,541
Prepaid expenses and other	3,191	4,693	(2,462)	2,420
Other assets	1,386	(565)	738	(1,655)
Accounts payable	(3,755)	(1,884)	2,896	2,842
Deferred revenue	15,424	13,079	(3,014)	(4,447)
Operating lease liabilities	(1,087)	(966)	(1,918)	(1,953)
Accrued expenses and other liabilities	23,483	17,081	(10,281)	8,820
Net cash provided by (used in) operating activities	50,311	(14)	42,953	24,830

Cash flows from investing activities
Purchase of property and equipment	(995)	(108)	(1,758)	(311)
Purchase of marketable securities	(102,985)	(34,986)	(205,950)	(151,553)
Maturities of marketable securities	99,738	107,100	194,352	236,740
Sale of marketable securities	—	—	—	4,609
Acquisitions, net of cash acquired	—	(98,280)	—	(98,280)
Purchase of intangible assets	(41)	(41)	(60)	(72)
Net cash used in investing activities	(4,283)	(26,315)	(13,416)	(8,867)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Cash flows from financing activities
Proceeds from option exercises	1,803	290	2,434	592
Taxes paid related to net share settlements of stock-based compensation awards	(569)	(1,640)	(13,491)	(10,251)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	7,535	7,113
Repurchases of Class A common stock	(10,002)	—	(50,120)	—
Principal payments on finance lease obligations	(139)	(132)	(277)	(261)
Net cash used in financing activities	(8,907)	(1,482)	(53,919)	(2,807)
Effect of foreign exchange rates on cash	5,108	(358)	6,997	(1,465)

Net increase (decrease) in cash, cash equivalents, and restricted cash	42,229	(28,169)	(17,385)	11,691
Cash, cash equivalents, and restricted cash at beginning of period	242,736	296,581	302,350	256,721
Cash, cash equivalents, and restricted cash at end of period	$284,965	$268,412	$284,965	$268,412

Supplemental cash flow disclosure
Cash paid for interest	$189	$197	$5,168	$5,102
Cash paid for income taxes, net of refunds	$2,481	$2,181	$5,510	$3,133

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$284,253	$267,897	$284,253	$267,897
Restricted cash included within prepaid expenses and other at end of period	712	515	712	515
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$284,965	$268,412	$284,965	$268,412

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”) build and deliver the platform that powers transparency, accountability, and trust. Finance, accounting, sustainability, risk and audit teams worldwide rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, audit-ready, AI-powered collaborative platform. Our operational headquarters are located in Ames, Iowa. We also lease office facilities or contract with flexible workspace providers throughout the United States ("U.S"). and internationally.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services is generally higher in the first quarter of our calendar year as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expenses have historically been higher in the third quarter due to our annual user conference typically held in September. In addition, the timing of cash bonus payments to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow. The consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025.
The unaudited consolidated financial statements include the accounts of Workiva Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration.
ASC 740 Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB was passed after the three-month period covered by this Quarterly Report on Form 10-Q and may affect our tax assets and liabilities in future periods. As of the date of this Quarterly Report on Form 10-Q, we are continuing to assess the potential impact of the OBBB.
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
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Customer deposits	$23,520	$24,500
Accrued vacation	22,218	18,698
Accrued bonuses	18,279	7,891
Accrued commissions	9,876	23,336
ESPP employee contributions	8,450	7,710
Accrued payroll	8,114	9,638
Operating lease liabilities	4,932	4,896
Accrued interest	3,591	3,591
Estimated health insurance claims	2,603	3,986
Accrued other liabilities	17,005	22,262
Total	$118,588	$126,508

3. Cash Equivalents and Marketable Securities
As of June 30, 2025, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$165,852	$—	$—	$165,852
Commercial paper	6,508	—	—	6,508
U.S. treasury debt securities	276,869	481	(108)	277,242
U.S. government agency debt securities	75,315	51	(43)	75,323
Corporate debt securities	180,021	386	(51)	180,356
	$704,565	$918	$(202)	$705,281
Included in cash and cash equivalents	$175,825	$—	$—	$175,825
Included in marketable securities	$528,740	$918	$(202)	$529,456

At December 31, 2024, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$137,201	$—	$—	$137,201
Commercial paper	2,059	—	—	2,059
U.S. treasury debt securities	263,064	403	(240)	263,227
U.S. government agency debt securities	80,891	170	(39)	81,022
Corporate debt securities	178,619	340	(107)	178,852
	$661,834	$913	$(386)	$662,361
Included in cash and cash equivalents	$147,774	$2	$—	$147,776
Included in marketable securities	$514,060	$911	$(386)	$514,585

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of June 30, 2025
Due within one year	$327,076
Due in one to two years	202,380
$529,456
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of June 30, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2025
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$93,167	$(108)	$—	$—
U.S. government agency debt securities	37,351	(43)	—	—
Corporate debt securities	39,521	(51)	—	—
Total	$170,039	$(202)	$—	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2025, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2025, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2025			Fair Value Measurements as of December 31, 2024
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$165,852	$165,852	$—	$137,201	$137,201	$—
Commercial paper	6,508	—	6,508	2,059	—	2,059
U.S. treasury debt securities	277,242	—	277,242	263,227	—	263,227
U.S. government agency debt securities	75,323	—	75,323	81,022	—	81,022
Corporate debt securities	180,356	—	180,356	178,852	—	178,852
	$705,281	$165,852	$539,429	$662,361	$137,201	$525,160

Included in cash and cash equivalents	$175,825			$147,776
Included in marketable securities	$529,456			$514,585
Convertible Senior Notes
As of June 30, 2025, the fair value of our convertible senior notes due in 2026 and 2028 was $73.5 million and $651.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the consolidated financial statements for more information.

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
As of June 30, 2025, the Free Convertibility Date for the 2026 Notes is less than one year from the balance sheet date and therefore the 2026 Notes are classified as current liabilities on the consolidated balance sheet. During the second quarter of 2025 none of the conversion conditions related to our 2028 Notes were met and therefore the 2028 Notes are not convertible at the option of the holders. As a result, the 2028 Notes were classified as non-current liabilities on the consolidated balance sheet as of June 30, 2025.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of June 30, 2025, the remaining life of the 2026 Notes and 2028 Notes were approximately 1.2 years and 3.2 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	As of June 30, 2025		As of December 31, 2024
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(305)	(6,825)	(441)	(7,910)
Net carrying amount	$70,937	$695,175	$70,801	$694,090

Interest expense related to the Notes was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$2,394	$2,394	$4,788	$4,788
Amortization of issuance costs	610	609	1,220	1,217
Total	$3,004	$3,003	$6,008	$6,005

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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue
Subscription and support	$2,511	$1,943	$4,944	$3,544
Professional services	1,106	763	2,102	1,490
Operating expenses
Research and development	6,556	5,152	12,606	9,793
Sales and marketing	9,890	8,490	19,641	16,528
General and administrative	8,404	9,054	17,062	17,054
Total	$28,467	$25,402	$56,355	$48,409
Stock Options
The following table summarizes the option activity under the Plan for the six months ended June 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2024	892,396	$14.09	1.7
Exercised	(166,937)	14.58
Outstanding at June 30, 2025	725,459	$13.98	1.4

Exercisable at June 30, 2025	725,459	$13.98	1.4
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2024	2,723,666	$91.56
Granted	1,403,595	93.58
Forfeited	(145,402)	91.00
Vested(1)	(801,549)	97.25
Unvested at June 30, 2025	3,180,310	$91.04
(1) During the six months ended June 30, 2025, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 5,634 shares elected to defer settlement of their vested restricted stock units and 9,375 shares were released from deferral.
Employee Stock Purchase Plan
During the six months ended June 30, 2025, 118,674 shares of common stock were purchased under the ESPP at a weighted-average price of $63.49 per share, resulting in cash proceeds of $7.5 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of June 30, 2025, there was approximately $0.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenue disaggregated by type of good or service (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Subscription and support	$198,223	$160,735	$383,735	$315,714
XBRL professional services	14,502	14,027	32,442	31,620
Other services	2,462	2,741	5,290	5,836
Total	$215,187	$177,503	$421,467	$353,170
Deferred Revenue
We recognized $178.0 million and $145.2 million of revenue during the three months ended June 30, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $309.0 million and $254.5 million of revenue during the six months ended June 30, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2025, we expect revenue of approximately $1.2 billion to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $668.3 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.7	$26,992	$(15,357)	$11,635	$26,044	$(11,938)	$14,106
Acquired customer-related	9.8	17,633	(5,513)	12,120	15,852	(4,114)	11,738
Acquired trade names	5.0	737	(479)	258	655	(360)	295
Patents	10.0	3,401	(2,199)	1,202	3,341	(2,091)	1,250
Total	6.9	$48,763	$(23,548)	$25,215	$45,892	$(18,503)	$27,389

In the first quarter of the subsequent annual period in which an intangible asset becomes fully amortized, the gross carrying amount and accumulated amortization are removed from the preceding table.
Amortization expense related to intangible assets was $2.0 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and $3.9 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2025	$3,295
2026	5,982
2027	4,574
2028	4,096
2029	2,938
Thereafter	4,330
Total expected amortization expense	$25,215
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2024	$196,844
Foreign currency translation adjustments	9,163
Balance at June 30, 2025	$206,007

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2025		June 30, 2024
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(18,070)	$(1,330)	$(16,325)	$(1,223)

Denominator
Weighted-average common shares outstanding - basic and diluted	52,231,140	3,845,583	51,331,579	3,845,583
Basic and diluted net loss per share	$(0.35)	$(0.35)	$(0.32)	$(0.32)

	Six months ended
	June 30, 2025		June 30, 2024
	Class A	Class B	Class A	Class B
Numerator
Net loss	$(37,978)	$(2,793)	$(27,193)	$(2,042)

Denominator
Weighted-average common shares outstanding - basic and diluted	52,287,703	3,845,583	51,200,924	3,845,583
Basic and diluted net loss per share	$(0.73)	$(0.73)	$(0.53)	$(0.53)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	June 30, 2025	June 30, 2024
Shares subject to outstanding common stock options	725,459	1,174,354
Shares subject to unvested restricted stock units and performance restricted stock units	3,180,310	2,505,323
Shares issuable pursuant to the ESPP	89,499	96,271
Shares underlying our convertible senior notes	6,132,025	6,132,025

11. Geographic Information
Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.
Revenue by geographical region consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Subscription and support revenue
Americas	$156,916	$132,228	$306,252	$260,701
Other	41,307	28,507	77,483	55,013
Professional services revenue
Americas	14,946	15,076	33,325	33,303
Other	2,018	1,692	4,407	4,153
Total	$215,187	$177,503	$421,467	$353,170

Revenue by geography is generally based on the country of the customer as specified in our subscription order. Total Americas revenue attributed to the U.S. was approximately 92% and 93% during the three months ended June 30, 2025 and 2024, respectively, and 92% and 93% during the six months ended June 30, 2025 and 2024, respectively. No other country represented more than 10% of total revenue during the periods presented.
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Americas	$27,889	$29,148
Other	4,960	4,463
Total	$32,849	$33,611

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2025. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
The Workiva platform ensures transparency, accountability, and trust. Finance, accounting, sustainability, risk, and audit teams from more than 6,400 organizations worldwide, including more than 80% of FORTUNE® 1,000 companies, depend on Workiva for their mission-critical work. We build solutions that streamline processes, connect data and teams, and ensure consistency, all within our leading unified software-as-a-service (“SaaS”) platform. It brings financial reporting, sustainability management, and governance, risk, and compliance (“GRC”) together in a controlled, secure, and audit-ready environment.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,896 at June 30, 2025 from 2,680 at June 30, 2024, an increase of 8.1%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $215.2 million and $421.5 million during the three and six months ended June 30, 2025 from $177.5 million and $353.2 million during the three and six months ended June 30, 2024. We incurred net losses of $19.4 million and $40.8 million during the three and six months ended June 30, 2025 compared to $17.5 million and $29.2 million during the three and six months ended June 30, 2024.
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
Effects of Policy Uncertainty on Sales of Sustainability Solutions
Sales of our sustainability management solutions have been, and may continue to be, materially impacted by domestic and global policy uncertainties. Shifts in regulatory priorities, market sentiment and legal challenges to sustainability-related rules and regulations are affecting our market expansion opportunities in the U.S. and abroad. For example, the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) standards used to identify and collect sustainability information and data are still developing and uncertain. In particular, the CSRD's "stop-the-clock" directive delayed reporting requirements for Wave 2 and Wave 3 companies. This has delayed compliance obligations and requirements. The extent of this global policy uncertainty, and its potential impact on our growth trajectory, cannot be accurately predicted.
Effects of Volatility in the IPO/SPAC Markets
In the U.S., volatility in the public markets has led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) since fiscal 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. We expect reduced valuation multiples caused by higher interest rates, inflation, global trade conflicts, and geopolitical instability to continue to create uncertain impacts on the number of IPOs in fiscal year 2025. Whether and to what extent the IPO and SPAC markets will moderate cannot be accurately predicted.
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
Pursue New Customers. We sell to organizations that manage large, complex processes with distributed teams of contributors and disparate sets of business data. We market our platform to professionals and executives in the areas of financial and non-financial reporting, including regulatory, multi-entity and management reporting. In addition, we market to teams responsible for sustainability management and GRC programs. We intend to continue to build our sales and marketing organization and leverage our brand equity to attract new customers.

Offer More Solutions. We intend to introduce new solutions to continue to meet growing demand for our platform. Our close and trusted relationships with our customers are a source for new use cases, features and solutions. We have a disciplined process for tracking, developing and releasing new solutions that are designed to have immediate, broad applicability, together with a strong value proposition and high return on investment for both Workiva and our customers. Our advance planning team assesses customer needs, conducts industry-based research and defines new markets. This vetting process involves our sales, product marketing, customer success, professional services, research and development, finance and senior management teams.
Expand Across Enterprises. Our success in delivering multiple solutions has created demand from customers for a broader-based, enterprise-wide Workiva platform. In response, we have been improving our technology and realigning sales and marketing to capitalize on our growing enterprise-wide opportunities. We believe this expansion will add new users, increase revenue and continue to support our high revenue retention rates. However, we expect that enterprise-wide deals will be larger and more complex, which tend to lengthen the sales cycle.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expenses have historically been higher in the third quarter due to our annual user conference typically held in September. In addition, the timing of the payments of cash bonuses to employees during the first and fourth calendar quarters may result in some seasonality in operating cash flow.

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Financial metrics
Total revenue	$215,187	$177,503	$421,467	$353,170
Percentage increase in total revenue	21.2%	14.5%	19.3%	15.7%
Subscription and support revenue	$198,223	$160,735	$383,735	$315,714
Percentage increase in subscription and support revenue	23.3%	17.5%	21.5%	18.5%
Subscription and support as a percent of total revenue	92.1%	90.6%	91.0%	89.4%

	As of June 30,
	2025	2024
Operating metrics
Number of customers	6,467	6,147
Gross retention rate	97.5%	97.6%
Net retention rate	113.7%	109.2%
Number of customers with annual contract value $100k+	2,241	1,768
Number of customers with annual contract value $300k+	488	356
Number of customers with annual contract value $500k+	208	154
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as an entity with an active subscription contract as of the measurement date. We define a customer as a separate and distinct buying entity, such as a company, a government institution, or a distinct business unit of a large company that has an active contract with us or one of our partners to access our platforms. Companies with publicly-listed securities account for a majority of our customers. As customers acquired through our Sustain.Life acquisition in 2024 renew their contracts with Workiva, they are added to our customer count above.
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
Our gross retention rate was 97.5% as of June 30, 2025, down marginally from 97.6% as of June 30, 2024. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for over half of our revenue attrition in the latest quarter.
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
Our net retention rate including add-ons was 113.7% as of the quarter ended June 30, 2025, up from 109.2% as of June 30, 2024.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	76.3%	69.6%	75.2%	69.4%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	40.1%	34.7%	39.2%	34.5%
Subscription and support revenue from customers with annual contract value of $500k+ as a percent of total subscription and support revenue	26.6%	23.0%	26.3%	23.0%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2025 and 2024, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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

Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services have consisted of document set up, XBRL tagging, and consulting to help our customers with business processes and best practices for using our platform. Our professional services are not required for customers to utilize our solution. We recognize revenue for document set up when the service is complete and control has transferred to the customer. Revenue from XBRL tagging and consulting services are recognized as the services are performed.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue
Subscription and support	$198,223	$160,735	$383,735	$315,714
Professional services	16,964	16,768	37,732	37,456
Total revenue	215,187	177,503	421,467	353,170
Cost of revenue
Subscription and support(1)	35,277	27,945	69,339	55,872
Professional services(1)	14,266	13,227	28,546	26,823
Total cost of revenue	49,543	41,172	97,885	82,695
Gross profit	165,644	136,331	323,582	270,475
Operating expenses
Research and development(1)	54,843	48,408	108,623	93,903
Sales and marketing(1)	104,025	84,697	205,696	167,330
General and administrative(1)	28,922	26,375	56,159	50,674
Total operating expenses	187,790	159,480	370,478	311,907
Loss from operations	(22,146)	(23,149)	(46,896)	(41,432)
Interest income	8,344	10,336	17,091	20,791
Interest expense	(3,194)	(3,237)	(6,389)	(6,469)
Other (expense) income, net	(736)	(45)	(969)	41
Loss before provision for income taxes	(17,732)	(16,095)	(37,163)	(27,069)
Provision for income taxes	1,668	1,453	3,608	2,166
Net loss	$(19,400)	$(17,548)	$(40,771)	$(29,235)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription and support	$2,511	$1,943	$4,944	$3,544
Professional services	1,106	763	2,102	1,490
Operating expenses
Research and development	6,556	5,152	12,606	9,793
Sales and marketing	9,890	8,490	19,641	16,528
General and administrative	8,404	9,054	17,062	17,054
Total stock-based compensation expense	$28,467	$25,402	$56,355	$48,409

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Subscription and support	92.1%	90.6%	91.0%	89.4%
Professional services	7.9	9.4	9.0	10.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	16.4	15.7	16.5	15.8
Professional services	6.6	7.5	6.8	7.6
Total cost of revenue	23.0	23.2	23.3	23.4
Gross profit	77.0	76.8	76.7	76.6
Operating expenses
Research and development	25.5	27.3	25.8	26.6
Sales and marketing	48.3	47.7	48.8	47.4
General and administrative	13.4	14.9	13.3	14.3
Total operating expenses	87.2	89.9	87.9	88.3
Loss from operations	(10.2)	(13.1)	(11.2)	(11.7)
Interest income	3.9	5.8	4.1	5.9
Interest expense	(1.5)	(1.8)	(1.5)	(1.8)
Other expense, net	(0.3)	—	(0.2)	—
Loss before provision for income taxes	(8.1)	(9.1)	(8.8)	(7.6)
Provision for income taxes	0.8	0.8	0.9	0.6
Net loss	(8.9)%	(9.9)%	(9.7)%	(8.2)%
Comparison of Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Revenue
Subscription and support	$198,223	$160,735	23.3%	$383,735	$315,714	21.5%
Professional services	16,964	16,768	1.2%	37,732	37,456	0.7%
Total revenue	$215,187	$177,503	21.2%	$421,467	$353,170	19.3%
Total revenue increased $37.7 million for the three months ended June 30, 2025 compared to the same quarter a year ago due primarily to a $37.5 million increase in subscription and support revenue. Growth in subscription and support revenue in the second quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services increased $0.2 million for the three months ended June 30, 2025 compared to the same quarter a year ago.

Total revenue increased $68.3 million for the six months ended June 30, 2025 compared to the same period a year ago due primarily to a $68.0 million increase in subscription and support revenue. Growth in subscription and support revenue was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services increased $0.3 million for the six months ended June 30, 2025 compared to the same period a year ago. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$35,277	$27,945	26.2%	$69,339	$55,872	24.1%
Professional services	14,266	13,227	7.9%	28,546	26,823	6.4%
Total cost of revenue	$49,543	$41,172	20.3%	$97,885	$82,695	18.4%
Cost of revenue increased $8.4 million during the three months ended June 30, 2025 compared to the same quarter a year ago. Subscription and support cost of revenue increased $7.3 million due primarily to $3.9 million in higher cash-based compensation and benefits costs, $0.6 million of additional stock-based compensation, a $0.9 million increase in the cost of licensed platform content, a $0.5 million increase in intangibles amortization related to Sustain.Life., a $0.4 million increase in travel expense, and a $0.3 million increase in software expense. The increase in compensation and travel was primarily driven by an increase in employee headcount. The increases in the cost of licensed platform content and software expense resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $1.0 million due primarily to $0.4 million in higher cash-based compensation and benefits costs and $0.3 million of additional stock-based compensation, driven by standard compensation increases for existing headcount.
Cost of revenue increased $15.2 million during the six months ended June 30, 2025 compared to the same period a year ago. Subscription and support cost of revenue increased $13.5 million due primarily to $8.0 million in higher cash-based compensation and benefits costs, $1.4 million of additional stock-based compensation, a $1.4 million increase in the cost of licensed platform content, a $1.0 million increase in intangibles amortization related to Sustain.Life, and a $0.4 million increase in software expense. The increase in compensation was primarily driven by a modest increase in employee headcount. The increases in the cost of licensed platform content and software expense resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $1.7 million due primarily to $0.9 million in higher cash-based compensation and benefits costs and $0.6 million of additional stock-based compensation, driven by standard compensation increases for existing headcount.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Operating expenses
Research and development	$54,843	$48,408	13.3%	$108,623	$93,903	15.7%
Sales and marketing	104,025	84,697	22.8%	205,696	167,330	22.9%
General and administrative	28,922	26,375	9.7%	56,159	50,674	10.8%
Total operating expenses	$187,790	$159,480	17.8%	$370,478	$311,907	18.8%
Research and Development
Research and development expenses increased $6.4 million during the three months ended June 30, 2025 compared to the same quarter a year ago due primarily to $5.5 million in higher cash-based compensation and benefits, $1.4 million of additional stock-based compensation, and a $0.6 million increase in professional service fees partially offset by a $0.4 million decrease in internal event costs. The increase in compensation was primarily driven by an increase in employee headcount. The increase in professional service fees resulted primarily from our continued investment in and support of our platform and solutions. The decrease in internal event costs relates to our annual research and development event which spanned the first quarter and second quarter of 2025 but was held in the second quarter of 2024.
Research and development expenses increased $14.7 million during the six months ended June 30, 2025 compared to the same period a year ago due primarily to $10.9 million in higher cash-based compensation and benefits, $2.8 million of additional stock-based compensation, and a $1.3 million increase in professional service fees. The increase in compensation was primarily driven by a modest increase in employee headcount. The increase in professional service fees resulted primarily from our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $19.3 million during the three months ended June 30, 2025 compared to the same quarter a year ago due primarily to $12.4 million in higher cash-based compensation and benefits, $1.4 million of additional stock-based compensation, a $3.7 million increase in marketing and advertising, and a $1.5 million increase in professional service fees. The increases in compensation and marketing and advertising were primarily due to an increase in employee headcount and our continued investment in our go-to-market activities. The increase in professional service fees was the result of our continued investment in and support of our platform and solutions.
Sales and marketing expenses increased $38.4 million during the six months ended June 30, 2025 compared to the same period a year ago due primarily to $25.6 million in higher cash-based compensation and benefits, $3.1 million of additional stock-based compensation, a $4.7 million increase in marketing and advertising, a $1.9 million increase in professional service fees, a $1.6 million increase in internal event costs, and a $0.7 million in software expense. The increases in compensation and internal event costs were primarily due to an increase in employee headcount as we continue to invest in our go-to-market activities. The increases in marketing and advertising, professional service fees, and software expense were the result of our continued investment in and support of our platform and solutions.

General and Administrative
General and administrative expenses increased $2.5 million during the three months ended June 30, 2025 compared to the same quarter a year ago due primarily to a $1.2 million increase in cash-based compensation and benefits and a $2.6 million increase in internal event costs partially offset by a $0.6 million decrease in stock-based compensation and a $0.3 million decrease in professional service fees.
General and administrative expenses increased $5.5 million during the six months ended June 30, 2025 compared to the same period a year ago due primarily to $2.7 million in higher cash-based compensation and benefits, $0.2 million of additional stock-based compensation, and a $2.6 million increase in internal event costs. The increase in compensation for the three and six month periods was primarily due to a modest increase in employee headcount. The increase in internal event costs for the three and six month periods was due to a new internal event held in the second quarter.
Non-Operating Income (Expenses)

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Interest income	$8,344	$10,336	(19.3)%	$17,091	$20,791	(17.8)%
Interest expense	(3,194)	(3,237)	(1.3)%	(6,389)	(6,469)	(1.2)%
Other (expense) income, net	(736)	(45)	*	(969)	41	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense, and Other (Expense) Income, Net
During the three months ended June 30, 2025, interest income decreased $2.0 million compared to the same quarter a year ago due primarily to a decrease in our investment balance, coupled with lower interest rates. Interest expense remained relatively flat compared to the same quarter a year ago. Other expense, net increased $0.7 million compared to the same quarter a year ago due primarily to losses on foreign currency transactions.
During the six months ended June 30, 2025, interest income decreased $3.7 million compared to the same period a year ago due primarily to a decrease in our investment balance, coupled with lower interest rates. Interest expense remained relatively flat compared to the same period a year ago. Other expense, net increased $1.0 million compared to the same period a year ago due primarily to losses on foreign currency transactions.
Results of Operations for Fiscal 2024 Compared to 2023
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $813.7 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have generated significant operating losses as reflected in our accumulated deficit on our consolidated balance sheets. While we expect to continue to incur operating losses and may incur negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of our 1.250% 2028 Notes. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% 2026 Notes in separate and individually negotiated transactions with certain holders. As of June 30, 2025, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $70.9 million and $695.2 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Share Repurchase Plan
On July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). The repurchases may be made in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time. As of June 30, 2025, we have repurchased $50.1 million of our Class A common stock under the 2024 Repurchase Plan.
Cash Flows

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cash flow provided by (used in) operating activities	$50,311	$(14)	$42,953	$24,830
Cash flow used in investing activities	(4,283)	(26,315)	(13,416)	(8,867)
Cash flow used in financing activities	(8,907)	(1,482)	(53,919)	(2,807)
Net increase (decrease) in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$42,229	$(28,169)	$(17,385)	$11,691
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.

Cash provided by operating activities of $50.3 million for the three months ended June 30, 2025 consisted of a net loss of $19.4 million adjusted for non-cash charges of $30.3 million and net cash inflows of $39.4 million from changes in operating assets and liabilities. The change in operating assets and liabilities was driven by an increase in accrued expenses and other liabilities which was due in part to timing of accruals and payments. The increase in deferred revenue was driven by an increase in amounts invoiced during the period. The decreases in accounts payable, other assets, and prepaid expenses as well as the increase in accounts receivable were attributable primarily to the timing of cash payments and collections.
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
Cash provided by operating activities of $43.0 million for the six months ended June 30, 2025 consisted of a net loss of $40.8 million adjusted for non-cash charges of $59.9 million and net cash inflows of $23.8 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accounts receivable due to timing of billings and collections. The decrease in accrued expenses and other liabilities was due in part to timing of accruals and payments. Deferred revenue decreased due in part by the timing of bookings and billings in the current period. The decrease in deferred costs was primarily due to amortization of incremental costs associated with obtaining customer contracts. The increases in accounts payable and prepaid expenses as well as the decreases in other receivables and other assets were attributable primarily to the timing of our billings, cash collections, and cash payments.
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
Investing Activities
Cash used in investing activities of $4.3 million for the three months ended June 30, 2025 consisted of $103.0 million in purchases of marketable securities and $1.0 million in purchases of fixed assets partially offset by $99.7 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of our work force.
Cash used in investing activities of $26.3 million for the three months ended June 30, 2024 consisted of $98.3 million for the acquisition of Sustain.Life and $35.0 million in purchases of marketable securities partially offset by $107.1 million from the maturities of marketable securities.

Cash used in investing activities of $13.4 million for the six months ended June 30, 2025 consisted of $206.0 million in purchases of marketable securities and $1.8 million in purchases of fixed assets partially offset by $194.4 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of our work force.
Cash used in investing activities of $8.9 million for the six months ended June 30, 2024 consisted of $98.3 million for the acquisition of Sustain.Life and $151.6 million in purchases of marketable securities partially offset by $236.7 million from the maturities of marketable securities and $4.6 million from the sale of marketable securities.
Financing Activities
Cash used in financing activities of $8.9 million for the three months ended June 30, 2025 consisted of $10.0 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $0.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $1.8 million in proceeds from option exercises.
Cash used in financing activities of $1.5 million for the three months ended June 30, 2024 consisted of $1.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $0.3 million in proceeds from option exercises.
Cash used in financing activities of $53.9 million for the six months ended June 30, 2025 consisted of $50.1 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $13.5 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $7.5 million in proceeds from shares issued in connection with our ESPP and $2.4 million in proceeds from option exercises.
Cash used in financing activities of $2.8 million for the six months ended June 30, 2024 consisted of $10.3 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $7.1 million in proceeds from shares issued in connection with our ESPP and $0.6 million in proceeds from option exercises.
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
During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.

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
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
On July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock.
The following table summarizes the share repurchase activity for the three months ended June 30, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	131,810	$75.86	131,810	$49,892
May 1, 2025 to May 31, 2025	—	$—	—	$49,892
June 1, 2025 to June 30, 2025	—	$—	—	$49,892
Total	131,810		131,810

Item 5.    Other Information
Director and Officer Trading Arrangements
On May 8, 2025, The Robert H. Herz Irrevocable Trust, a trust of which the trustee is the spouse of Robert H. Herz, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for the sale of up to 5,000 shares of the Company's Class A common stock, until February 16,

2026 or earlier if all transactions under the trading arrangement are completed. The first transaction under the Rule 10b5-1 Plan may not occur until August 7, 2025.
During the three months ended June 30, 2025, no director or officer of the Company, other than what has been set forth immediately above, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Departure of Chief Financial Officer
On July 31, 2025, the Company announced that Jill E. Klindt, Executive Vice President, Chief Financial Officer ("CFO") and Treasurer of Workiva, will be stepping down in 2025 after a transition period.
Ms. Klindt is expected to remain as the CFO and Treasurer of Workiva until a successor is appointed, at which time she is expected to remain in an advisory capacity through mid-December, 2025 to provide for a smooth transition. The Company has initiated a comprehensive search process to identify a successor.
In connection with her separation, the Company expects to enter into a severance and transition agreement with Ms. Klindt, the terms of which have not yet been finalized and which will be included in a subsequent Current Report on Form 8-K.
Pursuant to the terms of Ms. Klindt's employment agreement, entered into on February 19, 2024, by and between Ms. Klindt and the Company, her departure will be deemed a termination without Cause (as such term is defined in her employment agreement). Ms. Klindt's departure was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description
3.1	Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed on June 2, 2025.
10.1	Form of Restricted Stock Unit Agreement (Non-Employee Directors), incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2025.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of July, 2025.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1