Form 10-Q
period 2025-09-30
WORKIVA INC
filed 2025-11-05
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 30, 2025, there were approximately 52,432,466 shares of the registrant's Class A common stock and 3,695,583 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the Securities and Exchange Commission ("SEC"), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$315,914	$301,835
Marketable securities	540,877	514,585
Accounts receivable, net of allowance for doubtful accounts of $969 and $1,220 at September 30, 2025 and December 31, 2024, respectively	144,433	148,433
Deferred costs	55,282	50,914
Other receivables	10,140	10,276
Prepaid expenses and other	25,622	22,199
Total current assets	1,092,268	1,048,242

Property and equipment, net	20,338	21,825
Operating lease right-of-use assets	10,323	11,786
Deferred costs, non-current	51,816	54,858
Goodwill	205,955	196,844
Intangible assets, net	23,533	27,389
Other assets	7,078	7,525
Total assets	$1,411,311	$1,368,469

WORKIVA INC. CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share and per share amounts)

	As of September 30, 2025	As of December 31, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$11,010	$7,747
Accrued expenses and other current liabilities	120,159	126,508
Deferred revenue	489,694	457,608
Convertible senior notes, current	71,004	—
Finance lease obligations	586	562
Total current liabilities	692,453	592,425

Convertible senior notes, non-current	695,719	764,891
Deferred revenue, non-current	38,822	29,681
Other long-term liabilities	284	227
Operating lease liabilities, non-current	7,915	9,441
Finance lease obligations, non-current	13,045	13,488
Total liabilities	1,448,238	1,410,153

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 52,309,787 and 51,646,053 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	52	52
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,695,583 and 3,845,583 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	701,895	672,363
Accumulated deficit	(745,668)	(707,683)
Accumulated other comprehensive income (loss)	6,790	(6,420)
Total stockholders’ deficit	(36,927)	(41,684)
Total liabilities and stockholders’ deficit	$1,411,311	$1,368,469

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Subscription and support	$209,560	$171,035	$593,295	$486,749
Professional services	14,606	14,586	52,338	52,042
Total revenue	224,166	185,621	645,633	538,791
Cost of revenue
Subscription and support	33,824	30,621	103,163	86,493
Professional services	12,554	13,050	41,100	39,873
Total cost of revenue	46,378	43,671	144,263	126,366
Gross profit	177,788	141,950	501,370	412,425
Operating expenses
Research and development	51,403	48,425	160,026	142,328
Sales and marketing	101,127	89,756	306,823	257,086
General and administrative	28,663	25,551	84,822	76,225
Total operating expenses	181,193	163,732	551,671	475,639
Loss from operations	(3,405)	(21,782)	(50,301)	(63,214)
Interest income	8,442	9,298	25,533	30,089
Interest expense	(3,195)	(3,199)	(9,584)	(9,668)
Other income (expense), net	318	(350)	(651)	(309)
Income (loss) before provision for income taxes	2,160	(16,033)	(35,003)	(43,102)
(Benefit) provision for income taxes	(626)	959	2,982	3,125
Net income (loss)	$2,786	$(16,992)	$(37,985)	$(46,227)
Net income (loss) per common share
Basic	$0.05	$(0.31)	$(0.68)	$(0.84)
Diluted	0.05	(0.31)	(0.68)	(0.84)
Weighted-average common shares outstanding
Basic	56,347,994	55,581,841	56,224,079	55,226,254
Diluted	58,184,796	55,581,841	56,224,079	55,226,254

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$2,786	$(16,992)	$(37,985)	$(46,227)
Other comprehensive (loss) income
Foreign currency translation adjustment	(335)	4,657	12,691	1,446
Unrealized gain on available-for-sale securities	331	2,992	519	1,218
Other comprehensive (loss) income	(4)	7,649	13,210	2,664
Comprehensive income (loss)	$2,782	$(9,343)	$(24,775)	$(43,563)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands) (unaudited)

Nine Months Ended September 30, 2025
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2024	55,492	$56	$672,363	$(6,420)	$(707,683)	$(41,684)
Stock-based compensation expense	—	—	27,888	—	—	27,888
Issuance of common stock upon exercise of stock options	44	—	631	—	—	631
Issuance of common stock under employee stock purchase plan	119	—	7,535	—	—	7,535
Issuance of restricted stock units	698	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(138)	—	(12,922)	—	—	(12,922)
Repurchases of Class A common stock	(462)	—	(40,118)	—	—	(40,118)
Net loss	—	—	—	—	(21,371)	(21,371)
Other comprehensive income	—	—	—	4,306	—	4,306
Balances at March 31, 2025	55,753	$56	$655,377	$(2,114)	$(729,054)	$(75,735)
Stock-based compensation expense	—	—	28,467	—	—	28,467
Issuance of common stock upon exercise of stock options	123	—	1,803	—	—	1,803
Issuance of restricted stock units	108	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(8)	—	(569)	—	—	(569)
Repurchases of Class A common stock	(132)	—	(10,002)	—	—	(10,002)
Net loss	—	—	—	—	(19,400)	(19,400)
Other comprehensive income	—	—	—	8,908	—	8,908
Balances at June 30, 2025	55,844	56	675,076	6,794	(748,454)	(66,528)
Stock-based compensation expense	—	—	30,246	—	—	30,246
Issuance of common stock upon exercise of stock options	27	—	440	—	—	440
Issuance of common stock under employee stock purchase plan	108	—	6,163	—	—	6,163
Issuance of restricted stock units	152	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	—	—	(29)	—	—	(29)
Repurchases of Class A common stock	(126)	—	(10,001)	—	—	(10,001)
Net income		—	—	—	2,786	2,786

Other comprehensive loss	—	—	—	(4)	—	(4)
Balances at September 30, 2025	56,005	$56	$701,895	$6,790	$(745,668)	$(36,927)

Nine Months Ended September 30, 2024
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
Stock-based compensation expense	—	—	23,007	—	—	23,007
Issuance of common stock upon exercise of stock options	19	1	301	—	—	302
Issuance of common stock under employee stock purchase plan	88	—	7,113	—	—	7,113
Issuance of restricted stock units	590	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(91)	—	(8,611)	—	—	(8,611)
Net loss	—	—	—	—	(11,687)	(11,687)
Other comprehensive loss	—	—	—	(3,890)	—	(3,890)
Balances at March 31, 2024	54,785	$55	$584,752	$(3,635)	$(664,328)	$(83,156)
Stock-based compensation expense	—	—	25,402	—	—	25,402
Issuance of common stock upon exercise of stock options	18	—	290	—	—	290
Issuance of restricted stock units	131	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(20)	—	(1,640)	—	—	(1,640)
Net loss	—	—	—	—	(17,548)	(17,548)
Other comprehensive loss	—	—	—	(1,095)	—	(1,095)
Balances at June 30, 2024	54,914	$55	$608,804	$(4,730)	$(681,876)	$(77,747)
Stock-based compensation expense	—	—	27,470	$—	$—	$27,470
Issuance of common stock upon exercise of stock options	208	1	3,273	$—	$—	$3,274
Issuance of common stock under employee stock purchase plan	106	—	6,709	$—	$—	$6,709
Issuance of restricted stock units	160	—	—	$—	$—	$—
Tax withholding related to net share settlements of stock-based compensation awards	(15)	—	(1,173)	$—	$—	$(1,173)
Net loss	—	—	—	$—	$(16,992)	$(16,992)
Other comprehensive income	—	—	—	$7,649	$—	$7,649
Balances at September 30, 2024	55,373	$56	$645,083	$2,919	$(698,868)	$(50,810)

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash flows from operating activities
Net income (loss)	$2,786	$(16,992)	$(37,985)	$(46,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,687	3,006	8,529	8,092
Stock-based compensation expense	30,246	27,470	86,601	75,879
Provision for (recovery of) doubtful accounts	59	57	(286)	(46)
Accretion of premiums and discounts on marketable securities, net	(1,119)	(2,638)	(4,204)	(9,543)
Amortization of debt discount and issuance costs	611	609	1,832	1,826
Deferred income tax	2	(1)	(75)	(292)
Changes in assets and liabilities:
Accounts receivable	(23,250)	(15,187)	6,882	(11,507)
Deferred costs	(2,717)	(4,946)	1,364	(15,140)
Operating lease right-of-use assets	1,430	1,210	4,136	3,808
Other receivables	(714)	(1,745)	221	2,796
Prepaid expenses and other	(459)	344	(2,921)	2,764
Other assets	(47)	464	691	(1,191)
Accounts payable	69	4,788	2,965	7,630
Deferred revenue	35,855	26,606	32,841	22,159
Operating lease liabilities	(973)	(878)	(2,891)	(2,831)
Accrued expenses and other liabilities	1,689	(3,261)	(8,592)	5,559
Net cash provided by operating activities	46,155	18,906	89,108	43,736

Cash flows from investing activities
Purchase of property and equipment	(91)	(243)	(1,849)	(554)
Purchase of marketable securities	(107,321)	(158,522)	(313,271)	(310,075)
Maturities of marketable securities	97,350	108,993	291,702	345,733
Sale of marketable securities	—	—	—	4,609
Acquisitions, net of cash acquired	—	187	—	(98,093)
Purchase of intangible assets	(45)	(44)	(105)	(116)
Net cash used in investing activities	(10,107)	(49,629)	(23,523)	(58,496)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Cash flows from financing activities
Proceeds from option exercises	440	3,273	2,874	3,865
Taxes paid related to net share settlements of stock-based compensation awards	(29)	(1,173)	(13,520)	(11,424)
Proceeds from shares issued in connection with employee stock purchase plan	6,163	6,709	13,698	13,822
Repurchases of Class A common stock	(10,001)	—	(60,121)	—
Principal payments on finance lease obligations	(141)	(134)	(418)	(395)
Net cash (used in) provided by financing activities	(3,568)	8,675	(57,487)	5,868
Effect of foreign exchange rates on cash	(819)	2,390	6,178	925

Net increase (decrease) in cash, cash equivalents, and restricted cash	31,661	(19,658)	14,276	(7,967)
Cash, cash equivalents, and restricted cash at beginning of period	284,965	268,412	302,350	256,721
Cash, cash equivalents, and restricted cash at end of period	$316,626	$248,754	$316,626	$248,754

Supplemental cash flow disclosure
Cash paid for interest	$4,975	$4,983	$10,144	$10,085
Cash paid for income taxes, net of refunds	$684	$1,387	$6,194	$4,520

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$—	$259	$—	$259

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$315,914	$248,239	$315,914	$248,239
Restricted cash included within prepaid expenses and other at end of period	712	515	712	515
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$316,626	$248,754	$316,626	$248,754

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading platform for transparency, accountability, and trust. Finance, accounting, sustainability, risk, and audit teams worldwide rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, AI-powered, audit-ready, collaborative platform. Our operational headquarters are located in Ames, Iowa. We also lease office facilities or contract with flexible workspace providers throughout the United States ("U.S"). and internationally.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services is generally higher in the first quarter of our calendar year as many of our customers file their Form 10-K in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expenses have historically been higher in the third quarter due to our annual user conference typically held in September. In addition, our operating cash flow may be affected by the timing of employee cash bonus payments during the first and fourth calendar quarters and by the timing of payouts under our commission plans in the first quarter. The consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 25, 2025.
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
The OBBB legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” Workiva has recognized the effects of the OBBB during the current quarter. The new legislation had an immaterial favorable impact on our income tax expense and tax receivable and does not have a material impact on our annual effective tax rate or net deferred tax assets. We will continue to evaluate the future provisions but do not anticipate any material impact to our financial statements.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Upon adoption we will include additional income tax disclosures as required by the new guidance. The standard will not have an impact on our consolidated financial statements.
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
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accrued bonuses	$26,834	$7,891
Customer deposits	25,708	24,500
Accrued vacation	18,837	18,698
Accrued commissions	12,522	23,336
Accrued payroll	9,233	9,638
ESPP employee contributions	4,734	7,710
Operating lease liabilities	4,677	4,896
Estimated health insurance claims	2,575	3,986
Accrued interest	1,197	3,591
Accrued other liabilities	13,842	22,262
Total	$120,159	$126,508

3. Cash Equivalents and Marketable Securities
As of September 30, 2025, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$186,124	$—	$—	$186,124
Commercial paper	4,497	—	—	4,497
U.S. treasury debt securities	280,269	621	(37)	280,853
U.S. government agency debt securities	72,502	71	(26)	72,547
Corporate debt securities	188,547	463	(44)	188,966
	$731,939	$1,155	$(107)	$732,987
Included in cash and cash equivalents	$192,110	$—	$—	$192,110
Included in marketable securities	$539,829	$1,155	$(107)	$540,877

As of December 31, 2024, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$137,201	$—	$—	$137,201
Commercial paper	2,059	—	—	2,059
U.S. treasury debt securities	263,064	403	(240)	263,227
U.S. government agency debt securities	80,891	170	(39)	81,022
Corporate debt securities	178,619	340	(107)	178,852
	$661,834	$913	$(386)	$662,361
Included in cash and cash equivalents	$147,774	$2	$—	$147,776
Included in marketable securities	$514,060	$911	$(386)	$514,585

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of September 30, 2025
Due within one year	$323,063
Due in one to two years	213,982
Due in three to five years	3,832
$540,877
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of September 30, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2025
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$33,979	$(19)	$18,036	$(18)
U.S. government agency debt securities	17,173	(24)	2,735	(2)
Corporate debt securities	33,064	(44)	—	—
Total	$84,216	$(87)	$20,771	$(20)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2025, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2025, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2025			Fair Value Measurements as of December 31, 2024
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$186,124	$186,124	$—	$137,201	$137,201	$—
Commercial paper	4,497	—	4,497	2,059	—	2,059
U.S. treasury debt securities	280,853	—	280,853	263,227	—	263,227
U.S. government agency debt securities	72,547	—	72,547	81,022	—	81,022
Corporate debt securities	188,966	—	188,966	178,852	—	178,852
	$732,987	$186,124	$546,863	$662,361	$137,201	$525,160

Included in cash and cash equivalents	$192,110			$147,776
Included in marketable securities	$540,877			$514,585

Convertible Senior Notes
As of September 30, 2025, the fair value of our convertible senior notes due in 2026 and 2028 was $85.1 million and $689.4 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the consolidated financial statements for more information.
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
As of September 30, 2025, the Free Convertibility Date for the 2026 Notes is less than one year from the balance sheet date and therefore the 2026 Notes are classified as current liabilities on the consolidated balance sheet. During the third quarter of 2025 none of the conversion conditions related to our 2028 Notes were met and therefore the 2028 Notes are not convertible at the option of the holders. As a result, the 2028 Notes were classified as non-current liabilities on the consolidated balance sheet as of September 30, 2025.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of September 30, 2025, the remaining life of the 2026 Notes and 2028 Notes were approximately 0.8 years and 2.8 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	As of September 30, 2025		As of December 31, 2024
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(238)	(6,281)	(441)	(7,910)
Net carrying amount	$71,004	$695,719	$70,801	$694,090

Interest expense related to the Notes was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$2,394	$2,394	$7,182	$7,182
Amortization of issuance costs	611	609	1,831	1,826
Total	$3,005	$3,003	$9,013	$9,008

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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue
Subscription and support	$2,635	$2,164	$7,579	$5,708
Professional services	1,102	858	3,204	2,348
Operating expenses
Research and development	6,592	5,681	19,198	15,474
Sales and marketing	9,855	9,942	29,496	26,470
General and administrative	10,062	8,825	27,124	25,879
Total	$30,246	$27,470	$86,601	$75,879

Stock Options
The following table summarizes the option activity under the Plan for the nine months ended September 30, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2024	892,396	$14.09	1.7
Exercised	(193,495)	14.86
Outstanding at September 30, 2025	698,901	$13.88	1.1

Exercisable at September 30, 2025	698,901	$13.88	1.1
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2024	2,723,666	$91.56
Granted	1,551,095	91.80
Forfeited	(235,294)	90.50
Vested(1)	(957,112)	94.96
Unvested at September 30, 2025	3,082,355	$90.70
(1) During the nine months ended September 30, 2025, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 5,634 shares elected to defer settlement of their vested restricted stock units and 9,375 shares were released from deferral.
Employee Stock Purchase Plan
During the nine months ended September 30, 2025, 227,124 shares of common stock were purchased under the ESPP at a weighted-average price of $60.31 per share, resulting in cash proceeds of $13.7 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of September 30, 2025, there was approximately $1.7 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenue disaggregated by type of good or service (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Subscription and support	$209,560	$171,035	$593,295	$486,749
XBRL professional services	11,772	11,704	44,214	43,324
Other services	2,834	2,882	8,124	8,718
Total	$224,166	$185,621	$645,633	$538,791
Deferred Revenue
We recognized $186.2 million and $153.0 million of revenue during the three months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $402.4 million and $331.2 million of revenue during the nine months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2025, we expect revenue of approximately $1.3 billion to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $700.9 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.7	$26,987	$(16,527)	$10,460	$26,044	$(11,938)	$14,106
Acquired customer-related	9.8	17,622	(5,965)	11,657	15,852	(4,114)	11,738
Acquired trade names	5.0	736	(515)	221	655	(360)	295
Patents	10.0	3,446	(2,251)	1,195	3,341	(2,091)	1,250
Total	6.9	$48,791	$(25,258)	$23,533	$45,892	$(18,503)	$27,389

In the first quarter of the subsequent annual period in which an intangible asset becomes fully amortized, the gross carrying amount and accumulated amortization are removed from the preceding table.
Amortization expense related to intangible assets was $1.7 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $5.6 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2025	$1,570
2026	5,984
2027	4,577
2028	4,100
2029	2,942
Thereafter	4,360
Total expected amortization expense	$23,533
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2024	$196,844
Foreign currency translation adjustments	9,111
Balance at September 30, 2025	$205,955

10. Net Income (Loss) Per Share
Net income (loss) per share is allocated based on the contractual participation rights of the Class A and Class B common shares as if the income (loss) for the year has been distributed. As the liquidation and dividend rights are identical, net income (loss) is allocated on a proportionate basis.
A reconciliation of the denominator used in the calculation of basic and diluted income (loss) per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2025		September 30, 2024
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator
Net income (loss), basic	$2,598	$188	$(15,816)	$(1,176)
Denominator
Weighted-average shares outstanding, basic	52,538,281	3,809,713	51,736,258	3,845,583
Net income (loss) per share, basic	$0.05	$0.05	$(0.31)	$(0.31)

Diluted net income (loss) per share
Numerator
Net income (loss), basic	$2,598	$188	$(15,816)	$(1,176)
Interest on convertible notes, net of tax	249	18	—	—
Net income (loss), diluted	$2,847	$206	$(15,816)	$(1,176)
Denominator
Weighted-average shares outstanding, basic	52,538,281	3,809,713	51,736,258	3,845,583
Weighted-average effect of dilutive securities:
Employee share-based awards	883,919	64,096	—	—
Convertible senior notes	828,696	60,091	—	—
Number of shares used in diluted calculation	54,250,896	3,933,900	51,736,258	3,845,583
Net income (loss) per share, diluted	$0.05	$0.05	$(0.31)	$(0.31)

	Nine months ended
	September 30, 2025		September 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator
Net loss, basic and diluted	$(35,419)	$(2,566)	$(43,008)	$(3,219)
Denominator
Weighted-average shares outstanding, basic and diluted	52,425,345	3,798,734	51,380,671	3,845,583
Net loss per share, basic and diluted	$(0.68)	$(0.68)	$(0.84)	$(0.84)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net income (loss) per common share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Shares subject to outstanding common stock options	—	966,417	698,901	966,417
Shares subject to unvested restricted stock units and performance restricted stock units	—	2,657,795	3,082,355	2,657,795
Shares issuable pursuant to the ESPP	—	125,951	150,871	125,951
Shares underlying our convertible senior notes	5,243,238	6,132,025	6,132,025	6,132,025

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
Revenue by geographical region consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Subscription and support revenue
Americas	$164,847	$138,833	$471,099	$399,534
Other	44,713	32,202	122,196	87,215
Professional services revenue
Americas	12,809	13,359	46,134	46,662
Other	1,797	1,227	6,204	5,380
Total	$224,166	$185,621	$645,633	$538,791
Revenue by geography is generally based on the country of the customer as specified in our subscription order. Total Americas revenue attributed to the U.S. was approximately 91% and 92% during the three months ended September 30, 2025 and 2024, respectively, and 92% and 93% during the nine months ended September 30, 2025 and 2024, respectively. No other country represented more than 10% of total revenue during the periods presented.
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Americas	$26,667	$29,148
Other	3,994	4,463
Total	$30,661	$33,611

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
Overview
The Workiva platform powers transparency, accountability, and trust. Finance, accounting, sustainability, risk, and audit teams from more than 6,500 organizations worldwide, including over 85% of FORTUNE® 1,000 companies, rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, audit-ready, AI-powered, collaborative platform.
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
While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (financial reporting, sustainability management, and governance, risk and compliance (“GRC”)) focusing primarily on the office of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,891 at September 30, 2025 from 2,751 at September 30, 2024, an increase of 5.1%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $224.2 million and $645.6 million during the three and nine months ended September 30, 2025 from $185.6 million and $538.8 million during the three and nine months ended September 30, 2024. We generated net income of $2.8 million and incurred a net loss of $38.0 million during the three and nine months ended September 30, 2025, respectively compared to net losses of $17.0 million and $46.2 million during the three and nine months ended September 30, 2024.
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
Effects of Policy and Regulatory Uncertainty
Sales of our sustainability management solutions have been, and may continue to be, materially impacted by domestic and global policy uncertainties. Shifts in regulatory priorities, market sentiment and legal challenges to sustainability-related rules and regulations are affecting our market expansion opportunities in the U.S. and abroad. For example, the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) standards used to identify and collect sustainability information and data are still developing and uncertain. In particular, the CSRD's "stop-the-clock" directive delayed reporting requirements for Wave 2 and Wave 3 companies. This has delayed compliance obligations and requirements. The extent of this global policy uncertainty, and its potential impact on our growth trajectory, cannot be accurately predicted.
Ongoing regulatory initiatives, including proposed changes to SEC reporting requirements intended to reduce burdens on public companies and enhance the attractiveness of capital markets, such as a potential shift in reporting frequency, could affect the performance of certain of our businesses. These developments may have positive or negative impacts on our business, but the scope and timing of any effects remain uncertain. We continue to monitor regulatory developments and assess potential effects across our business. The full scope of these potential regulatory developments, and their implications for our financial performance, cannot be predicted accurately at this time.
Effects of Volatility in the IPO/SPAC Markets
In the U.S., volatility in the public markets has led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) since fiscal 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. Although there has been an increase recently in the number of IPOs in 2025, we continue to expect reduced valuation multiples caused by higher interest rates, inflation, global trade conflicts, the ongoing U.S. government shutdown, and geopolitical instability to continue to create uncertain impacts on the number of IPOs in fiscal year 2025. Whether and to what extent the IPO and SPAC markets will continue to moderate cannot be accurately predicted.
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
Seasonality. Our revenue from professional services has some degree of seasonality. Many of our customers employ our professional services just before they file their Form 10-K, often in the first calendar quarter. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expenses have historically been higher in the third quarter due to our annual user conference typically held in September. In addition, our operating cash flow may be affected by the timing of employee cash bonus payments during the first and fourth calendar quarters and by the timing of payouts under our commission plans in the first quarter.

Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Financial metrics
Total revenue	$224,166	$185,621	$645,633	$538,791
Percentage increase in total revenue	20.8%	17.4%	19.8%	16.3%
Subscription and support revenue	$209,560	$171,035	$593,295	$486,749
Percentage increase in subscription and support revenue	22.5%	19.3%	21.9%	18.8%
Subscription and support as a percent of total revenue	93.5%	92.1%	91.9%	90.3%

	As of September 30,
	2025	2024
Operating metrics
Number of customers	6,541	6,237
Gross retention rate	97.3%	97.5%
Net retention rate	113.6%	110.5%
Number of customers with annual contract value $100k+	2,372	1,926
Number of customers with annual contract value $300k+	541	383
Number of customers with annual contract value $500k+	236	166
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
Our gross retention rate was 97.3% as of September 30, 2025, down marginally from 97.5% as of September 30, 2024. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for over half of our revenue attrition in the latest quarter.
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
Our net retention rate including add-ons was 113.6% as of the quarter ended September 30, 2025, up from 110.5% as of September 30, 2024.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	77.6%	71.8%	76.1%	70.3%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	42.1%	36.0%	40.3%	35.1%
Subscription and support revenue from customers with annual contract value of $500k+ as a percent of total subscription and support revenue	28.4%	24.3%	27.0%	23.5%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2025 and 2024, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue
Subscription and support	$209,560	$171,035	$593,295	$486,749
Professional services	14,606	14,586	52,338	52,042
Total revenue	224,166	185,621	645,633	538,791
Cost of revenue
Subscription and support(1)	33,824	30,621	103,163	86,493
Professional services(1)	12,554	13,050	41,100	39,873
Total cost of revenue	46,378	43,671	144,263	126,366
Gross profit	177,788	141,950	501,370	412,425
Operating expenses
Research and development(1)	51,403	48,425	160,026	142,328
Sales and marketing(1)	101,127	89,756	306,823	257,086
General and administrative(1)	28,663	25,551	84,822	76,225
Total operating expenses	181,193	163,732	551,671	475,639
Loss from operations	(3,405)	(21,782)	(50,301)	(63,214)
Interest income	8,442	9,298	25,533	30,089
Interest expense	(3,195)	(3,199)	(9,584)	(9,668)
Other income (expense), net	318	(350)	(651)	(309)
Income (loss) before provision for income taxes	2,160	(16,033)	(35,003)	(43,102)
(Benefit) provision for income taxes	(626)	959	2,982	3,125
Net income (loss)	$2,786	$(16,992)	$(37,985)	$(46,227)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue
Subscription and support	$2,635	$2,164	$7,579	$5,708
Professional services	1,102	858	3,204	2,348
Operating expenses
Research and development	6,592	5,681	19,198	15,474
Sales and marketing	9,855	9,942	29,496	26,470
General and administrative	10,062	8,825	27,124	25,879
Total stock-based compensation expense	$30,246	$27,470	$86,601	$75,879

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Subscription and support	93.5%	92.1%	91.9%	90.3%
Professional services	6.5	7.9	8.1	9.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.1	16.5	16.0	16.1
Professional services	5.6	7.0	6.4	7.4
Total cost of revenue	20.7	23.5	22.4	23.5
Gross profit	79.3	76.5	77.6	76.5
Operating expenses
Research and development	22.9	26.1	24.8	26.4
Sales and marketing	45.1	48.4	47.5	47.7
General and administrative	12.8	13.8	13.1	14.1
Total operating expenses	80.8	88.3	85.4	88.2
Loss from operations	(1.5)	(11.8)	(7.8)	(11.7)
Interest income	3.8	5.0	4.0	5.6
Interest expense	(1.4)	(1.7)	(1.5)	(1.8)
Other income (expense), net	0.1	(0.2)	(0.1)	(0.1)
Income (loss) before provision for income taxes	1.0	(8.7)	(5.4)	(8.0)
(Benefit) provision for income taxes	(0.3)	0.5	0.5	0.6
Net income (loss)	1.3%	(9.2)%	(5.9)%	(8.6)%
Comparison of Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Revenue
Subscription and support	$209,560	$171,035	22.5%	$593,295	$486,749	21.9%
Professional services	14,606	14,586	0.1%	52,338	52,042	0.6%
Total revenue	$224,166	$185,621	20.8%	$645,633	$538,791	19.8%
Total revenue increased $38.5 million for the three months ended September 30, 2025 compared to the same quarter a year ago due to a $38.5 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services was relatively flat for the three months ended September 30, 2025 compared to the same quarter a year ago.

Total revenue increased $106.8 million for the nine months ended September 30, 2025 compared to the same period a year ago due primarily to a $106.5 million increase in subscription and support revenue. Growth in subscription and support revenue was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services increased $0.3 million for the nine months ended September 30, 2025 compared to the same period a year ago. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$33,824	$30,621	10.5%	$103,163	$86,493	19.3%
Professional services	12,554	13,050	(3.8)%	41,100	39,873	3.1%
Total cost of revenue	$46,378	$43,671	6.2%	$144,263	$126,366	14.2%
Cost of revenue increased $2.7 million during the three months ended September 30, 2025 compared to the same quarter a year ago. Subscription and support cost of revenue increased $3.2 million due primarily to $2.6 million in higher cash-based compensation and benefits costs, $0.5 million of additional stock-based compensation, and a $0.8 million increase in the cost of licensed platform content partially offset by a $0.5 million decrease in travel expense. The increase in compensation was primarily driven by an increase in employee headcount. The increase in the cost of licensed platform content resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue decreased $0.5 million due primarily to a $0.6 million decrease in cash-based compensation and benefits costs partially offset by an increase of $0.2 million in stock-based compensation as we continue to transition consulting and other services to our partners.
Cost of revenue increased $17.9 million during the nine months ended September 30, 2025 compared to the same period a year ago. Subscription and support cost of revenue increased $16.7 million due primarily to $10.6 million in higher cash-based compensation and benefits costs, $1.9 million of additional stock-based compensation, a $2.2 million increase in the cost of licensed platform content, a $1.0 million increase in intangibles amortization related to Sustain.Life, and a $0.6 million increase in software expense. The increase in compensation was primarily driven by a modest increase in employee headcount. The increases in the cost of licensed platform content and software expense resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $1.2 million due primarily to $0.3 million in higher cash-based compensation and benefits costs and $0.9 million of additional stock-based compensation. The change in compensation was primarily driven by standard compensation increases for existing headcount partially offset by our continued transition of consulting and other services to our partners.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Operating expenses
Research and development	$51,403	$48,425	6.1%	$160,026	$142,328	12.4%
Sales and marketing	101,127	89,756	12.7%	306,823	257,086	19.3%
General and administrative	28,663	25,551	12.2%	84,822	76,225	11.3%
Total operating expenses	$181,193	$163,732	10.7%	$551,671	$475,639	16.0%
Research and Development
Research and development expenses increased $3.0 million during the three months ended September 30, 2025 compared to the same quarter a year ago due primarily to $2.8 million in higher cash-based compensation and benefits, $0.9 million of additional stock-based compensation, and a $0.5 million increase in professional service fees partially offset by a $0.5 million decrease in the cost of cloud infrastructure services and a $0.4 million decrease in travel expense. The increase in compensation was primarily driven by an increase in employee headcount. The increase in professional service fees resulted primarily from our continued investment in and support of our platform and solutions.
Research and development expenses increased $17.7 million during the nine months ended September 30, 2025 compared to the same period a year ago due primarily to $13.7 million in higher cash-based compensation and benefits and $3.7 million of additional stock-based compensation. The increase in compensation was primarily driven by a modest increase in employee headcount.
Sales and Marketing
Sales and marketing expenses increased $11.4 million during the three months ended September 30, 2025 compared to the same quarter a year ago due primarily to $12.7 million in higher cash-based compensation and benefits partially offset by a $0.7 million decrease in travel expense and a $0.5 million decrease in advertising fees. The increase in compensation was primarily due to an increase in employee headcount and our continued investment in our go-to-market activities.
Sales and marketing expenses increased $49.7 million during the nine months ended September 30, 2025 compared to the same period a year ago due primarily to $38.3 million in higher cash-based compensation and benefits, $3.0 million of additional stock-based compensation, a $3.3 million increase in marketing and advertising, a $2.0 million increase in professional service fees, a $1.6 million increase in internal event costs, and a $0.9 million in software expense. The increases in compensation and internal event costs were primarily due to an increase in employee headcount as we continue to invest in our go-to-market activities. The increases in marketing and advertising, professional service fees, and software expense were the result of our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses increased $3.1 million during the three months ended September 30, 2025 compared to the same quarter a year ago due primarily to a $2.1 million increase in cash-based compensation and benefits and $1.2 million of additional stock-based compensation. The increase in compensation is primarily attributable to an executive transition and a modest increase in headcount.

General and administrative expenses increased $8.6 million during the nine months ended September 30, 2025 compared to the same period a year ago due primarily to $4.7 million in higher cash-based compensation and benefits, $1.4 million of additional stock-based compensation, and a $2.6 million increase in internal event costs. The increase in compensation was due to a modest increase in employee headcount and an executive transition. The increase in internal event costs was due to a new internal event held in the second quarter.
Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Interest income	$8,442	$9,298	(9.2)%	$25,533	$30,089	(15.1)%
Interest expense	(3,195)	(3,199)	(0.1)%	(9,584)	(9,668)	(0.9)%
Other income (expense), net	318	(350)	*	(651)	(309)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense, and Other Income (Expense), Net
During the three months ended September 30, 2025, interest income decreased $0.9 million compared to the same quarter a year ago primarily due to lower interest rates. Interest expense remained relatively flat compared to the same quarter a year ago. Other income, net increased $0.7 million compared to the same quarter a year ago due primarily to gains on foreign currency transactions.
During the nine months ended September 30, 2025, interest income decreased $4.6 million compared to the same period a year ago due primarily to lower interest rates. Interest expense remained relatively flat compared to the same period a year ago. Other expense, net increased $0.3 million compared to the same period a year ago due primarily to losses on foreign currency transactions.
Results of Operations for Fiscal 2024 Compared to 2023
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $856.8 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have generated significant operating losses as reflected in our accumulated deficit on our consolidated balance sheets. While we may incur operating losses and negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of our 1.250% 2028 Notes. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% 2026 Notes in separate and individually negotiated transactions with certain holders. As of September 30, 2025, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $71.0 million and $695.7 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Share Repurchase Plan
On July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). The repurchases may be made in the open market or through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means, each in compliance with Rule 10b-18 under the Exchange Act. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management, and it may be suspended or discontinued at any time. As of September 30, 2025, we have repurchased $60.1 million of our Class A common stock under the 2024 Repurchase Plan.
Cash Flows

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cash flow provided by operating activities	$46,155	$18,906	$89,108	$43,736
Cash flow used in investing activities	(10,107)	(49,629)	(23,523)	(58,496)
Cash flow (used in) provided by financing activities	(3,568)	8,675	(57,487)	5,868
Net increase (decrease) in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$31,661	$(19,658)	$14,276	$(7,967)
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.

Cash provided by operating activities of $46.2 million for the three months ended September 30, 2025 consisted of a net income of $2.8 million adjusted for non-cash charges of $32.5 million and net cash inflows of $10.9 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by an increase in deferred revenue and accounts receivable due in part to large contracts closed during the quarter coupled with growth in our customer base. The increase in accrued expenses and other liabilities was due in part to timing of accruals and payments. The increases in other receivables and prepaid expenses were attributable primarily to the timing of cash payments and collections.
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
Cash provided by operating activities of $89.1 million for the nine months ended September 30, 2025 consisted of a net loss of $38.0 million adjusted for non-cash charges of $92.4 million and net cash inflows of $34.7 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by an increase in deferred revenue which was due in part to large contracts closed during the quarter coupled with growth in our customer base. The decrease in accrued expenses and other liabilities was due in part to timing of accruals and payments. The increases in accounts payable and prepaid expenses as well as the decreases in other receivables and other assets were attributable primarily to the timing of our billings, cash collections, and cash payments.
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
Investing Activities
Cash used in investing activities of $10.1 million for the three months ended September 30, 2025 consisted of $107.3 million in purchases of marketable securities partially offset by $97.4 million from the maturities of marketable securities.
Cash used in investing activities of $49.6 million for the three months ended September 30, 2024 consisted of $158.5 million in purchases of marketable securities and $0.2 million for the acquisition of Sustain.Life partially offset by $109.0 million from the maturities of marketable securities.
Cash used in investing activities of $23.5 million for the nine months ended September 30, 2025 consisted of $313.3 million in purchases of marketable securities and $1.8 million in purchases of fixed assets partially offset by $291.7 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of our work force.

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
Financing Activities
Cash used in financing activities of $3.6 million for the three months ended September 30, 2025 consisted of $10.0 million in repurchases of our Class A common stock under the 2024 Repurchase Plan partially offset by $6.2 million in proceeds from shares issued in connection with our Employee Stock Purchase Plan ("ESPP") and $0.4 million in proceeds from option exercises.
Cash provided by financing activities of $8.7 million for the three months ended September 30, 2024 consisted of $6.7 million in proceeds from shares issued in connection with our ESPP and $3.3 million in proceeds from option exercises partially offset by $1.2 million in taxes paid related to net share settlements of stock-based compensation awards.
Cash used in financing activities of $57.5 million for the nine months ended September 30, 2025 consisted of $60.1 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $13.5 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $13.7 million in proceeds from shares issued in connection with our ESPP and $2.9 million in proceeds from option exercises.
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
During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
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
Item 2.    Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock.
The following table summarizes the share repurchase activity for the three months ended September 30, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	$—	—	$49,892
August 1, 2025 to August 31, 2025	—	$—	—	$49,892
September 1, 2025 to September 30, 2025	126,304	$79.17	126,304	$39,893
Total	126,304		126,304

Item 5.    Other Information
Departure of Chief Financial Officer
As previously disclosed in its quarterly report on Form 10-Q for the period ended June 30, 2025, the Company announced that Jill E. Klindt, Executive Vice President, Chief Financial Officer ("CFO") and Treasurer of the Company will be stepping down in 2025 following a transition period.

In connection with her departure and in order to facilitate an orderly transition, the Company and Ms. Klindt entered into a Severance and Transition Services Agreement (the "Agreement") on October 30, 2025. The Agreement will be effective as of November 7, 2025 (the "Effective Date"), following the end of a seven-day revocation period. The Agreement provides that Ms. Klindt's employment will end on December 26, 2025, unless terminated earlier by either party (the "Termination Date"). Ms. Klindt will remain as CFO until the earlier of the Termination Date or the date on which a new CFO is hired.
The Agreement further provides that the Company will pay Ms. Klindt a lump-sum cash severance payment of $1,928,321.53 within 10 business days after the Termination Date, in accordance with the amount payable in connection with a termination without cause under Ms. Klindt's employment agreement. Additionally, Ms. Klindt's outstanding stock or equity-based compensation awards that have not yet vested as of the Termination Date will vest as of the Termination Date, with performance-based awards vesting at target performance. If Ms. Klindt elects continuation coverage under COBRA, the Company will continue to make payments for her health insurance coverage for 18 months or until Ms. Klindt becomes eligible to receive coverage from another employer, whichever occurs first. Additionally, if a change in control (as such term is defined in Ms. Klindt’s employment agreement) of the Company occurs within three months following the Termination Date, Ms. Klindt will be entitled to receive an additional lump-sum cash payment of $1,075,000, in accordance with Ms. Klindt’s employment agreement. Finally, the Agreement includes other standard provisions contained in agreements of this nature, including non-disparagement, confidentiality, and a general release of any and all claims against the Company. The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, which is filed herewith as Exhibit 10.1.
The Company appreciates Ms. Klindt's service and commitment and wishes her well.
Departure of Chief Sales Officer
On November 5, 2025 the Company announced that Michael Hawkins, Executive Vice President, Chief Sales Officer ("CSO") of the Company, will be stepping down, effective November 5, 2025.
In connection with his departure, the Company has entered into a Severance Agreement and General Release on October 30, 2025 (the “Severance and Release Agreement”), which will be effective following the end of a seven-day revocation period. The Severance and Release Agreement includes a consulting arrangement between the Company and Mr. Hawkins, effective from November 7, 2025 until December 31, 2025, which provides for payment of $10,000 per month to Mr. Hawkins to consult on a periodic basis with the CEO concerning the Company’s sales function and to ensure a smooth transition. This agreement includes standard provisions contained in agreements of this nature, including non-disparagement, confidentiality, and a general release of any and all claims against the Company.
Further, pursuant to the terms of Mr. Hawkins’s Employment Agreement dated August 12, 2021, Mr. Hawkins’s departure will be deemed a termination without cause (as such term is defined in his employment agreement). Accordingly, the Company will pay Mr. Hawkins a lump-sum cash severance payment of $2,124,087.61 within 10 business days after the Termination Date (as such term is defined in his employment agreement), in accordance with the amount payable in connection with a termination without cause under his employment agreement. Additionally, Mr. Hawkins's outstanding stock or equity-based compensation awards that have not yet vested as of the Termination Date will vest as of the Termination Date, with performance-based awards vesting at target performance. If Mr. Hawkins elects continuation coverage under COBRA, the Company will continue to make payments for his health insurance coverage for 18 months or until Mr. Hawkins becomes eligible to receive coverage from another employer, whichever occurs first. Additionally, if a change in control of the Company occurs within three months following the Termination Date, Mr. Hawkins will be entitled to receive an additional lump-sum cash payment of $1,237,600, in accordance with his employment agreement. The foregoing summary of the Severance and Release Agreement does not purport to be complete and is qualified in its entirety by reference to the Severance and Release Agreement, which is filed herewith as Exhibit 10.2.
Mr. Hawkins departure was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies or practices.
The Company appreciates Mr. Hawkins service and commitment and wishes him well.
Director and Officer Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

10.1	Severance and Transition Services Agreement, dated October 30, 2025, between the Company and Jill E. Klindt.+

10.2	Severance and General Release Agreement, dated October 30, 2025, between the Company and Michael Hawkins.+

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2025.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Jill Klindt
Name:	Jill Klindt
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1