Form 10-K
period 2025-12-31
WORKIVA INC
filed 2026-02-19
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $68.45 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $3.5 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 12, 2026, there were approximately 53,227,057 shares of the Registrant’s Class A common stock and 3,607,583 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2026. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

WORKIVA INC.
FORM 10-K
For the Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “will,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I.
Item 1. Business
Overview
Workiva is a leading, AI-powered platform for trust, transparency, and accountability. Accounting, finance, sustainability, risk, and audit teams worldwide rely on Workiva for their mission-critical work. We build solutions that unite data, processes and people across our customers’ critical business operations within the only unified software-as-a-service (“SaaS”) platform that brings customers’ financial reporting, sustainability management, and governance, risk, and compliance (“GRC”) data together in one controlled, secure, audit-ready platform.
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
Workiva provides more than 6,600 organizations across the globe, including over 85% of FORTUNE® 1,000 companies, with SaaS platform solutions to help solve some of the most complex reporting and disclosure challenges. While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (financial reporting, sustainability management, and GRC) focusing primarily on the offices of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
We have experienced strong revenue growth since we released our first solution in March 2010. Our revenue grew to $884.6 million in 2025 from $630.0 million in 2023, representing a 18% compound annual growth rate. We incurred net losses of $26.2 million, $55.0 million, and $127.5 million during the years ended December 31, 2025, 2024, and 2023, respectively. Approximately 92% of our revenue in 2025 was derived from subscription and support fees, with the remainder from professional services.
2025 Company Highlights and Milestones
•We delivered strong financial performance powered by the continued demand for our broad portfolio of solutions and AI-powered platform. We successfully adapted our go-to-market strategy to reflect the changing business and regulatory environments, and our resilient platform enabled us to continue delivering durable growth in a dynamic year.

•Workiva launched artificial intelligence (“AI”) capabilities to accelerate transformation for the office of the CFO. These AI capabilities, unified data automation, and a modernized controls experience allow our finance, GRC, and sustainability teams to streamline complex workflows, proactively manage risk, and deliver insights with speed and confidence.
•We added 4 new innovation patents, bringing our total to 90.
•Workiva was recognized as a leader across multiple independent industry analyst reports, including but not limited to: IDC MarketScape: Worldwide AI-Enabled Green Accounting Applications for CFOs, IDC MarketScape: Worldwide ESG Reporting and Compliance Management Applications, IDC MarketScape: Worldwide Sustainability Management Platforms, Verdantix Green Quadrant: GRC Software, Verdantix Green Quadrant: ESG & Sustainability Reporting Software and ISG Buyers Guide: Sustainability Management.
•We maintain third-party recognition of our sustainability performance, including an MSCI ESG Rating of AAA representing the highest possible rating, which measures our long-term resilience to industry specific sustainability risks. Additionally, we were awarded Prime status by ISS ESG as a sustainability leader in our industry and received a Silver Medal from EcoVadis, placing us in the top 15% of all companies assessed.
•Workiva hosted two major hybrid Amplify conferences: the fourth annual European Amplify and Amplify in the U.S., which brought together more than 5,800 customers, partners, and prospects from over 2,400 companies.
•During the fourth quarter of 2025, Workiva strengthened our executive leadership team with the appointments of Barbara Larson as Executive Vice President and Chief Financial Officer, Deepak Bharadwaj as Executive Vice President and Chief Product Officer, and Michael Pinto as Executive Vice President and Chief Revenue Officer. These strategic hires bring deep expertise in operational excellence, AI-driven platform innovation, and global go-to-market scale.
•Workiva was recognized for its workplace culture and employee engagement, earning a place on Fortune’s 100 Best Companies to Work For list for the seventh time and being named to PEOPLE’s 100 Companies That Care.

Macro Trends
Six macro trends have been driving demand for Workiva's platform: the proliferation of AI and increased cloud adoption; finance transformation; evolution of the distributed work model; influx of disparate data sources; increased complexity of the regulatory landscape; and increased stakeholder demands for sustainability data.
Proliferation of AI and Increased Cloud Adoption. The rapid growth of AI has challenged organizations to reevaluate their technology stack to ensure they are ready for the AI era. More organizations are looking to replace old on-premises software to allow them to realize the benefits of AI. In doing so, they are turning to software providers that they can trust with their most sensitive data. Workiva provides its customers with AI-powered, cloud-native software that our customers trust to handle their most important work. Having always delivered a cloud-native platform, we have assisted many of our customers in adopting our cloud solutions and believe that the market has shifted to a cloud first or in many cases a cloud only set of purchasing requirements.
Finance Transformation. While the importance of finance transformation has been increasing in recent years, we believe that regulatory requirements such as the Corporate Sustainability Reporting Directive (“CSRD”) and other climate related regulations that require integrated reporting and the ERP upgrade cycle underscore the critical importance of collaborative cloud platforms for reporting and disclosure. Each of our fit-for-purpose solutions helps in critical aspects of our customers’ finance transformation journeys and simplifies the complex work around reporting and disclosure.
Evolution of the Distributed Work Model. A growing number of companies are managing a distributed workplace model for which they are implementing collaborative technologies to streamline work processes and automate decision-making, actions and responses. Our cloud-native platform was built to support this distributed model, providing centralized visibility and real-time connectivity that modern organizations require to scale in a borderless talent market.
Influx of disparate data sources. As organizations capture increasing volumes of data across a greater number of systems, the assembly, aggregation, and consolidation of that data becomes more complex. Integrating with and connecting to source systems and applications is a key requirement necessary to address the technical complexity of reporting and disclosure, and is a high priority for the organizations we serve.
Increased Complexity of the Regulatory Landscape. The global regulatory landscape continues to expand in both complexity and uncertainty leading to increasing demands for more data and disclosure. We expect regulators to continue to require use of structured, machine-readable data in companies’ disclosures. Many regulators have already or will be implementing structured data mandates, requiring companies to tag data in their financial statements using eXtensible Business Reporting Language (“XBRL”). The Workiva platform has supported XBRL disclosures for more than 15 years.
Increased Stakeholder Demands for Sustainability Data. We believe it is increasingly important for companies to be transparent and accountable not just to investors but to other stakeholders, including employees, customers, suppliers, partners and communities. Sustainability management is complex. It requires the ingestion, aggregation, management, and reporting of financial and non-financial data from many disparate sources, and it requires the collaboration of multiple internal stakeholders across finance, risk management, and sustainability teams.
Growth Strategy
We are focusing our investment on four tenets of our growth strategy: our connected AI-powered platform, fit-for-purpose solutions, global expansion, and our partner ecosystem.

Connected AI-Powered Platform. People all over the world use our connected, cloud platform to seamlessly enable collaboration and deep integration into existing work streams to simplify their most complex reporting challenges. We offer the only unified, AI-powered SaaS platform that brings customers’ financial reporting, sustainability management, and GRC together in a controlled, secure, audit-ready platform. Our AI capabilities, unified data automation, and a modernized controls experience allow finance, sustainability, and GRC teams to streamline workflows, proactively manage risk, and deliver insights with speed and confidence. Our platform creates a competitive advantage and positions us to win in the expanding business reporting market.
Fit-for-Purpose Solutions. Workiva is the leading provider of cloud-based reporting solutions that are designed to solve financial and non-financial business challenges at the intersection of data, process and people. We are entering into new markets and geographies with an expanded solutions portfolio. Workiva is focused on growing our business through selling multi-solution deals and account expansions. Three solution groups that are part of this growth strategy are financial reporting, sustainability management, and GRC:
•Financial Reporting. Our longest-tenured solutions are in our financial reporting solutions group. Financial reporting continues to represent a significant global opportunity for Workiva among private and public companies. Our customers' external and internal financial reporting processes have adapted significantly to accommodate factors such as increasing regulatory pressure, integration of non-financial data and disclosures, as well as other considerations that influence financial reporting such as economic volatility and geopolitical instability. Additionally, XBRL tagging is expanding beyond traditional financial statements and footnotes within regulatory filings. We believe this evolution in financial reporting processes will continue, which we expect will drive the need for expanded financial reporting solution capabilities including an increase in source data integrations, enhanced automations, an increase in cross-functional team collaboration, and integrated Generative AI (“GenAI”). We believe that by expanding our robust financial reporting capabilities and deepening our alignment to our other offerings such as sustainability management and GRC, there may be additional growth opportunities for Workiva.
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
•Governance, Risk, and Compliance. GRC is a broad market segment that can be defined by a number of solution areas including internal audit, internal controls, risk management, policy management, vendor risk, and IT risk. Risk Management is a high priority for Chief Executive Officers (“CEOs”) and across boardrooms all over the globe. Workiva’s GRC solution suite enables our customers to identify, track, and manage risk so that customers can operate legally, ethically, and in compliance with regulations. In the third quarter of 2025, Workiva was named a “Best of Breed” provider among GRC platforms by independent research firm, Chartis Research. We will continue to leverage our GRC leadership to grow our business.

Global Expansion. We believe growth outside of the U.S. presents an attractive opportunity because the factors that drive demand for our solutions in the U.S. are similar to those in other developed countries, including the need to manage complex datasets, reduce errors and risk, improve efficiency and respond to regulatory requirements.
In 2025, we generated approximately 26.7% of our consolidated revenue from countries outside of the United States (“U.S.”), and we expect these global markets to contribute an increasing percentage of total revenue.
Partner Ecosystem. We believe that our ecosystem of partners extends our geographic reach, accelerates the usage and adoption of our platform, and enables more efficient delivery of professional services. We intend to expand and deepen our relationships with global and regional partners, including global consulting firms, systems integrators, large and mid-sized independent software vendors and implementation partners. Our over 250 advisory, technology, and service partners offer a wider range of domain and functional expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they drive for their customers.
Our Connected AI Platform
The Workiva platform is multi-tenant cloud software deployed in multiple regions worldwide. Our platform, built primarily on Amazon Web Services (“AWS”), is composed of both proprietary and open-source technologies.
We believe the following characteristics highlight our platform’s key competitive advantages:
Features and Functionality. Our platform enables customers to securely connect data from third-party cloud and on-premise applications including ERP, HCM and CRM systems. Workiva's drag-and-drop data preparation capabilities allow users to clean, transform, query, and filter data sets across millions of records that typical spreadsheets or other data tolls cannot support, while providing previews to help users quickly assess and understand their data. Once data is connected in the Workiva platform, customers can automate data updates across workflows, track changes, and collaborate to create trusted reports and regulatory filings.
With our platform’s data-linking capabilities, every change is automatically updated in all linked instances—including narrative and numbers—throughout spreadsheets, text documents, charts and graphs, and presentations in our platform. Linking enables data consistency and traceability and ensures that collaborators are working with the most current data.
Our platform's detailed audit trail provides accountability and transparency by tracking every change made by every user over time. A complete record of data provenance and all changes helps our customers mitigate risk, gain insights and make better, data-driven decisions.
With permission controls in our platform, administrators can manage fine-grained access at all levels, ensuring users have appropriate access to information based on their roles. These controls also allow administrators to grant targeted access to external auditors, outside counsel and other consultants, which helps streamline the review process, reduces expenses and protects data.
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
Continuous Improvement. Our continuous integration and deployment capabilities enable frequent collaboration and rapid releases of new versions of our software each week. This enables us to incorporate customer and partner feedback quickly to ensure continuous improvement of their experience.
Scales Rapidly. The Workiva platform is designed to support millions of end users as a result of its scalability and our relationship with AWS. Our customers have created billions of links to seamlessly achieve a single source of data, among multiple documents, spreadsheets and presentations.
Secure. Many of the largest enterprises in the world trust us with their most sensitive data. We employ stringent data security, reliability, integrity and privacy practices. In addition to our regular customer security assessments, we engage in continuous and ongoing penetration and vulnerability testing (manual and automatic, internal and third-party) and adhere to standards established by third parties such as Federal Risk and Authorization Management Program (“FedRAMP”) and ISO 27001. We also engage third-party auditors to evaluate our controls against the service organization controls (“SOC”) compliance frameworks. Workiva also offers customers the ability to provide their own encryption keys for an additional level of data protection and encryption.
Generative AI. Our GenAI capabilities seek to enhance the way finance, risk, and sustainability teams work, improving content creation, editing, and collaboration. With the complex and sensitive work associated with financial reporting, sustainability management, audit, and risk, responsible AI usage is paramount—particularly when it comes to data security, subject-matter expertise, and human oversight. Customers are using the GenAI capabilities to author new content quickly; refine, edit, and rewrite content; generate ideas and perspectives; and research with a thought partner on demand.
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
Fit-for-Purpose Solutions
We market and sell over 30 fit-for-purpose solutions that are categorized into four reporting groups: financial reporting, sustainability management, GRC, and industry verticals.
Financial Reporting
Multi-Entity Reporting. We see growing demand for our platform in the U.S. and in Europe for statutory reporting, which is a complex process for our multinational customers that are required to report statutory financial information throughout different countries and local jurisdictions where they do business. Currently, most of these enterprises rely on hundreds of legacy word-processing documents and spreadsheets with no digital audit trail. This disconnected, manual process is prone to errors and creates the risk of accounting inconsistencies in reports between legal entities across jurisdictions. Without a standardized process and central oversight, companies may face risk and increased expenses relating to outsourcing to a host of consultants and accounting firms, which also could weaken control and extend review time.

Securities and Exchange Commission (“SEC”) and System for Electronic Document Analysis and Retrieval (“SEDAR”) Reporting. Our platform gives customers control over the entire SEC reporting process, from data collection to drafting to embedding supporting documentation to the actual filing with Inline XBRL (“iXBRL”). Our SEC reporting solution allows our customers to prepare and file all major SEC reports, such as Form 10-K, Form 10-Q and Form 8-K, as well as Form S-1 and other registration statements, proxy statements and Section 16 reports. Features tailored to the SEC reporting process include the capability to concurrently create reports in the HTML format required for filing on the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system and the ability to perform XBRL tagging as well as to submit SEC reports with iXBRL. Foreign Private Issuers can use our platform to include XBRL tagging in their 20-F and 40-F filings with the SEC. Workiva also enables customers to create earnings press releases, earnings call scripts, presentations and other investor relations materials with data linked to the corresponding filing. Canadian issuers can use our platform to draft and submit reports through SEDAR.
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
European Single Electronic Format (“ESEF”). Similar to our support for SEC reporting for U.S. listed companies, we offer a solution for companies listed on the European Union listed exchanges that are subject to the ESEF reporting requirement. ESEF requires all specified issuers on European Union (“E.U.”) & United Kingdom regulated markets to file annual account statements in a digital format using iXBRL.
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
Customers can use the Sustainability Explorer to review and compare guidelines from multiple frameworks and standards, including Global Reporting Initiative (“GRI”) Standards, Sustainability Accounting Standards Board (“SASB”), Task Force on Climate-related Financial Disclosures (“TCFD”), and the United Nations Sustainable Development Goals (“SDGs”).
Our Sustainability Program provides a connected and collaborative hub for sustainability teams and stakeholders to operationalize their sustainability initiatives. Customers can identify and organize the topics that are material to their organization, create automated processes to collect, review, and maintain metrics from systems of records and other data providers, and connect metrics to reports, presentations, and surveys, including submitting responses to CDP (formerly Carbon Disclosure Project).
Workiva Carbon supports organizations’ requirements for carbon accounting, including the tracking and disclosure of carbon emissions for scopes one, two, and three, and decarbonization. Workiva Carbon enables organizations to measure, manage, collaborate and report on emissions data to support their net-zero, supply chain, and regulatory reporting requirements.
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
Our platform aids insurance customers to meet insurance regulatory requirements in the U.S. and globally. For example, in the U.S., insurers are regulated both in their state of domicile and in other states in which they are licensed to sell insurance, and Workiva supports insurance statutory reporting by state and other use cases such as actuarial memorandum. In Europe, we assist our customers with their in-country regulatory reporting requirements, such as with the European Insurance and Occupational Pensions Authority and the Basel norms for insurance companies. They use the platform to meet insurance reporting regulations for regulatory capital requirements and specific disclosure requirements publicly, privately to regulators and internally to support board and executive level decision-making.
We also provide a set of solutions tailored to the needs of investment firms, asset managers, and fund administrators for fund reporting, investor communications, and regulatory compliance. These solutions deliver data integrity, transparency, and scalability across the complex workflows of investment firms including fund reports for both private and public funds, tailored shareholder reports, fund fact sheets, internal management reports and investor presentations.

Public Sector. State and local governments use our platform to streamline and modernize Comprehensive Annual Financial Reports and budgeting. We are also expanding adoption of our platform across U.S. government agencies. With our FedRAMP authorization, we can help federal agencies connect, control and report up to 80% of their information types.
Energy & Utility Sector. Workiva provides connected reporting solutions that improve data accuracy for energy and utilities companies across state commission filings, utility rate making documents, SEC filings, financial and performance reports, SOX documentation, and supports Federal Energy Regulatory Commission (“FERC”) XBRL mandate.
Research and Development
Our research and development organization is responsible for the design, development, testing, and validation of our platform and fit-for-purpose solutions. We focus on innovating and developing new solutions and furthering the openness and extensibility of our platform. We believe that delivering new functionality for our customers is an integral part of our product strategy and provides our customers with access to a broad array of options and information critical to enhancing their reporting, disclosure and digital transformation efforts. We have invested more than $1.2 billion over the last decade to create a differentiated technology platform for our customers. We expect that we will continue to make strategic investments in research and development to broaden our platform capabilities, strengthen our existing solutions, enhance our user experience and ecosystem with integrations, and develop new solutions. We focus on customer engagement to envision the future of our platform to bring about new capabilities and versions of existing solutions to market quickly in order to remain competitive in the marketplace.
Customers
More than 6,600 organizations across the globe, including global enterprises with hundreds of thousands of employees, trust Workiva. Customers include over 95% of FORTUNE® 100 companies, over 85% of the FORTUNE® 500 companies, and over 85% of FORTUNE® 1,000 companies. Our customers are passionate, loyal supporters of our solutions, as demonstrated by our gross retention rate of 97.2% as of December 31, 2025. Our net retention rate was 112.8% as of December 31, 2025.
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
In 2025, we continued to expand our ecosystem of partners, including global consulting firms, systems integration and technology firms, and leading regional consulting firms. Our highly skilled advisory and implementation partners offer a wide range of subject-matter expertise that broadens our platform’s capabilities and promotes Workiva as part of the digital transformation projects they implement for their customers. Our technology partners enable powerful data and process integrations that enable our customers to connect their existing ecosystem of solutions directly to our platform. Our partners help to extend our customer reach through marketing and promotion and help accelerate the sale and delivery of our platform.
Marketing
Our marketing organization promotes our brand, creates awareness and demand for our offerings, and researches and assesses product market needs. Our go-to-market planning team assesses customer needs, conducts industry-based research, analyst relations, and identifies new markets. Our product marketing team develops the go-to-market strategy for Workiva solutions and manages pricing and licensing strategies. The product marketing team also supports our sales team with playbooks that include profiles of typical buyers, key messages, value propositions, competitive analysis and sales strategies.

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
Seasonality
Our business is subject to modest seasonality, with professional services revenue typically higher in the first quarter due to customer reporting cycles, sales and marketing expenses historically higher in the third quarter due to our annual user conference and operating cash flows affected by the timing of employee bonus and commission payments during the first and fourth quarters.
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
As of December 31, 2025, we had 90 issued patents and 14 patent applications pending relating to our platform or related technology. However, there is no guarantee that pending applications will result in patents or that issued patents will be enforceable or protected from infringement. We integrate third-party software, including open-source and commercially available software, into our solutions. However, we cannot ensure that these third-party providers will maintain or continue offering their software.
We secure access to proprietary software and confidential information through technical and organizational controls and contracts with employees, contractors, and partners. Our software is protected under U.S. and international copyright laws. Despite these measures, unauthorized parties may still misuse our intellectual property. Protection outside the U.S. may also be limited, particularly as we expand internationally.

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
Corporate Sustainability Commitments
Workiva leverages global sustainability standards to advance enterprise value. We focus on the intersection of financial performance and sustainability impact; using materiality as a filter to prioritize initiatives that reduce operational volatility, attract lower-cost capital, and position the company as a leader. When we translate sustainability into quantifiable business intelligence, we proactively manage non-financial risks and capitalize on the market demand for transparent, sustainable enterprise solutions.
We are committed to sustainability through innovation and collaboration with a high level of governance, accountability and disclosure.
A few examples of our continued action and commitments include:
•We have made significant progress towards our established sustainability targets in innovation, environment, and people and philanthropy. Our environmental targets include near-term greenhouse gas emissions targets validated and approved by the Science Based Targets initiative (“SBTi”).
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
•The Workiva Sustainability Management solution streamlines data collection, analysis, and reporting for non-financial disclosures. We leverage our AI-powered platform to conduct peer benchmarking, develop new sustainability disclosures and targets, and generate data-driven insights; boosting team productivity and delivering real-time, assurance-ready disclosures.
•In the second half of 2025, we engaged during Climate Week and Conference of the Parties 30 with regulators, customers, partners, media, and executives to champion sustainable intelligence and the future of responsible AI.
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
•An external Sustainability Advisory Council comprised of a group of experts who are knowledgeable about global sustainability regulation, strategy, practices, and reporting. Leveraging the expertise of our Sustainability Advisory Council helps us develop relevant products and take actions that are innovative, socially responsible and meet the demands of our stakeholders.
To learn more about Workiva’s sustainability efforts, track our progress in developing forward-looking targets and key initiatives, go to https://www.workiva.com/about/our-sustainability.

Human Capital
We believe Workiva is a great place to work and Workiva has trusted and equipped our employees to work wherever and whenever is best for them. We have been on the Fortune 100 Best Companies to Work For® list since 2019 and attribute our success to our values-based culture. Workiva offers market-competitive compensation and benefits to attract and retain highly motivated and effective employees.
As of December 31, 2025, Workiva employed approximately 2,860 full-time people worldwide. Our headcount as of December 31, 2025 increased 1.1% from 2,828 full-time employees as of December 31, 2024.
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
Summary of Risk Factors
This summary provides an overview of the risks we face and should not be considered a substitute for the comprehensive discussion of risk factors discussed immediately following this summary.
Risks Related to Our Business and Industry
•We derive more than 35% of our total revenue from customers using our platform for SEC filings.
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
•Operations outside the United States expose us to risks inherent in global sales.
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
•If we do not keep pace with technological changes, or if our AI offerings and investments are not successful, our solutions may become less competitive.
•Issues relating to the development, deployment and use of AI, machine learning and other technological capabilities in our solutions, offerings and internal operations may result in reputational harm, liability and adverse financial results.
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
•We are subject to data privacy and protection laws and regulations as well as contractual privacy obligations around the world.
•Any failure to protect our intellectual property rights or defend against accusations of infringement of third-party intellectual property rights could impair our ability to protect our proprietary technology and our brand.
•Some of our solutions utilize open source software, and any failure to comply with the terms of one or more of these open source licenses, or failures stemming from the open source software, could negatively affect our business.
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
Risks Related to Our Business and Industry
We derive more than 35% of our total revenue from customers using our platform for SEC filings.
We derive more than 35% of our total revenue from customers using our platform for SEC filings. We sell a variety of other solutions, including sustainability management, multi-entity reporting, SOX, capital markets, enterprise risk management and audit management, but the introduction of new solutions beyond the SEC market may not be successful. Although non-SEC solutions generated more than 70% of new solution and new customer bookings in 2025, it is uncertain whether they will achieve the level of market acceptance we have achieved in the SEC market. Any factor adversely affecting sales of our platform or solutions, including release cycles, market acceptance, competition, performance, information security, data protection or privacy concerns, reliability, reputation, regulatory developments, and political, economic and market conditions, could adversely affect our business and operating results.
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
Since our formation, we have experienced significant growth in our business, customer base, employee headcount and operations, and we expect to continue to expand our business over the next several years. This growth places a significant strain on our management team and employees as well as our operating and financial systems. To manage our future growth, we must continue to scale our business functions, improve our financial and management controls and our reporting systems and procedures and expand and train our work force. For example, we grew from 2,828 employees as of December 31, 2024 to more than 2,860 employees as of December 31, 2025. We anticipate that additional investments in sales personnel, infrastructure and research and development spending will be required to:
•scale our operations and increase productivity;
•address the needs of our customers;
•further develop and enhance our existing solutions and offerings;
•develop new technology; and
•expand our markets and opportunity under management, including into new solutions and geographic areas.
We cannot assure you that our controls, systems and procedures will be adequate to support our future operations or that we will be able to manage our growth effectively. We also cannot assure you that we will be able to continue to expand our market presence in the U.S., Canada, Latin America, Europe, Asia Pacific region and other current markets or successfully establish our presence in other markets. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
Our revenue growth rate in recent periods may not be indicative of our future performance.
We experienced revenue growth rates of 20%, 17% and 17% in fiscal 2025, 2024 and 2023, respectively. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. You should not rely on our revenue or revenue growth for any prior quarterly or annual periods as any indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.
We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each fiscal year since we began operations in 2008, including net losses of approximately $26.2 million in fiscal 2025, $55.0 million in fiscal 2024 and $127.5 million in fiscal 2023. While we have experienced continued revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of subscriptions to sustain or increase our growth or achieve or maintain profitability in the future. In addition, we plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will achieve or maintain profitability. Because we intend to continue spending in anticipation of the revenue we expect to receive from these efforts, our expenses will be greater than the expenses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further impact our profitability.

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
The market for our solutions depends in part on the requirements of the SEC, the Federal Reserve System, the Federal Deposit Insurance Corporation and other domestic and foreign regulatory bodies. Any legislation or rule making substantially affecting the frequency, content or method of delivery of documents to be filed with these regulatory bodies could have an adverse effect on our business. Uncertainty caused by political change in the U.S. and Western Europe heightens regulatory uncertainty in these areas. In particular, the outcome of recent and upcoming elections in the U.S. and other jurisdictions may lead to changes in regulations or deregulation, which could impact demand for our solutions. In addition, evolving market standards regarding sustainability compliance and reporting have impacted the demand for our solutions and may continue to impact demand. New legislation, or a significant change in rules, regulations, directives, executive orders or standards, including as a result of legal challenges to proposed regulations, may pose challenges in responding quickly and effectively and could reduce demand for our products and services, increase expenses as we modify our products and services to comply with new requirements and retain relevancy, impose limitations on our operations, and increase compliance or litigation expense, each of which could have a material adverse effect on our business, financial condition and results of operations.
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
Various legislative bodies, regulators and administrative agencies around the world are putting into place regulatory disclosure requirements regarding climate change and sustainability reporting derived from standard frameworks. At the same time, U.S. regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including through recent executive orders. A lack of harmonization of sustainability-related legal and regulatory environments across the jurisdictions in which we operate and failure to prepare for and meet evolving standards and expectations may create additional compliance risks and costs. Timing, and in particular, enforcement, of these disclosure requirements, including the level of third party assurance that will be required of companies, is uncertain. This uncertainty could affect the buying decisions of our prospects and customers, and therefore our revenue growth could be negatively impacted. In particular, the adoption of the Detailed Omnibus Directive by the European Parliament revises scoping thresholds, removes the climate transition plan requirement, and implements targeted amendments across the CSRD. The adoption is likely to result in substantive amendments to the CSRD. We believe that the revised thresholds have influenced the pace of customer adoption of our sustainability solutions. This regulatory simplification initiative and further changes to the applicable CSRD directives could continue to affect customer demand and have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to a variety of federal, state, local and global employment-related laws and regulations, including the Fair Labor Standards Act (“FLSA”) which govern such matters as minimum wage requirements, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations.

Operations outside the United States expose us to risks inherent in global sales.
A key element of our growth strategy is to expand our global operations and develop a worldwide customer base. A growing portion of our revenue is from customers headquartered outside the U.S.. Operating in global markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the U.S. Because of our limited experience with global operations, our global expansion efforts may not be successful in creating additional demand for our solutions outside of the U.S. or in effectively selling subscriptions to our solutions in all of the global markets we enter. In addition, we face risks in doing business globally that could adversely affect our business, including:
•the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•increased management, travel, infrastructure, legal compliance and regulation costs associated with having multiple global operations;
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
Some of our third-party business partners have global operations and are also subject to these risks and if our third-party business partners are unable to appropriately manage these risks, our business may be harmed.
A significant fluctuation between the U.S. Dollar and other currencies could adversely impact our operating results.
Although our financial results are reported in U.S. Dollars, a portion of our sales and operating costs are, and will continue to be, realized in other currencies, with the largest concentration of foreign sales occurring in Europe. We anticipate that over time, an increasing portion of our global contracts may be denominated in local currencies. Therefore, fluctuations in the value of the U.S. Dollar and foreign currencies may impact our operating results when translated into U.S. Dollars. Such fluctuations have been, and may continue to be materially impacted by, increases in inflation, fluctuations in interest rates, and any global events, wars or conflicts, including the current Russia and Ukraine conflict and the conflict in the Middle East. We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. Significant long-term fluctuations in relative currency values, and in particular, an increase in the value of the U.S. Dollar against foreign currencies, has had and could continue to have an adverse effect on our operating results.
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
We provide certain professional services on a fixed-fee basis. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. We provide professional services on both SEC and non-SEC solutions, including our financial services, integrated risk, multi-entity reporting and FERC reporting solutions. Professional services on non-SEC solutions usually involve a different mix of subscription, support and services than professional services on our SEC solution. Growth in professional services on non-SEC solutions may impact our gross margins in ways that we cannot predict. If we are required to spend more hours than planned to perform these services, our cost of services revenue could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.
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
If we do not keep pace with technological changes, or if our AI offerings and investments are not successful, our solutions may become less competitive.
Our market is characterized by rapid technological change (such as the use of AI and ML), frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance and keep pace with these technological developments, our business could be adversely affected. For example, we focus on enhancing the features of our platform to improve its utility for larger customers with complex, dynamic and global operations. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements, new features or solutions. If we fail to introduce platform enhancements, or if our customers experience difficulties using our platform as a result of the transition or of the implementation of these enhancements, our revenue retention and revenue growth may be adversely affected. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion.
Additionally, if our competitors are able to adopt and integrate new technologies, such as AI and ML, more rapidly or effectively than we can, they may achieve greater market acceptance and increase their market share at our expense. As our business and offerings evolve to incorporate additional AI capabilities, we may be unable to effectively monetize our AI offerings or determine new methods for capitalizing on these opportunities. For example, we currently provide AI capabilities to our customers at no additional cost as a customer-acquisition and satisfaction tool; if this does not lead to increased adoption, upsell opportunities, or improved customer retention, we may not be able to achieve sustained revenue growth or recoup our investments in these technologies, potentially harming our business and financial results.
Issues relating to the development, deployment and use of AI, machine learning and other technological capabilities in our solutions, offerings and internal operations may result in reputational harm, liability and adverse financial results.
We are increasingly integrating AI across our platform and internal operations to drive future growth and productivity. However, the integration of AI involves risks and uncertainties. We can offer no assurance that these innovations will yield the anticipated commercial or operational benefits, or that customers will perceive sufficient value in our AI-enabled features to support increased revenue or justify our investment. Any failure to successfully implement, scale or monetize these technologies could materially and adversely affect our business and results of operations.
Furthermore, the application of existing legal and regulatory frameworks to these evolving technologies remains uncertain and subject to change. Any perceived risks or high-profile failures associated with AI could diminish public trust, potentially slowing market adoption and materially impacting our business and results of operations. Our use of AI may also lead to novel cybersecurity or privacy risks which may impact customer confidence and adversely affect our operations and reputation.

The rapid pace of AI innovation may also require ongoing investment in technology controls, governance frameworks and specialized talent. A failure to attract, retain or effectively deploy personnel with the necessary expertise, or to appropriately monitor and adapt our AI capabilities, could limit our ability to successfully develop, implement or leverage AI technologies and could adversely affect our business, results of operations or competitive position.

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
We are subject to data privacy and protection laws and regulations as well as contractual privacy obligations around the world.
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
In addition, as we expand our operations globally, compliance with regulations that differ from jurisdiction to jurisdiction may also impose substantial burdens on our business. In particular, the European Union’s General Data Protection Regulation (“GDPR”) includes robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies that process personal data of residents of the E.U., and imposes significant penalties for non-compliance. Further, because our customers often use a Workiva account across multiple jurisdictions, E.U. regulators could determine that we transfer data from the E.U. to the U.S., which could subject us to E.U. laws with respect to data privacy. The legal frameworks governing these and other cross-border data transfers continue to evolve and remain subject to legal, regulatory and political developments. These changes to the legal bases for transferring data across jurisdictions could affect the manner in which we provide our services or adversely affect our financial results.

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
We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. We could be adversely affected by changes to these contracts in ways that are inconsistent with our practices or in conflict with the laws and regulations of the U.S., and non-U.S. regulatory authorities. We may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services. Finally, we are also subject to contractual obligations and other legal restrictions with respect to our collection and use of data, and we may be liable to third parties in the event we are deemed to have wrongfully used or gathered data.
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
Our success substantially depends upon our proprietary methodologies and other intellectual property rights. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. As of December 31, 2025, we had 90 issued patents and 14 patent applications pending, and we expect to seek additional patents in the future. In addition, we rely on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure and non-competition agreements and other methods to protect our intellectual property. However, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. We cannot assure you that the steps we take to protect our intellectual property will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to protect our intellectual property. U.S. federal and state intellectual property laws offer limited protection, and the laws of some countries provide even less protection. Moreover, changes in intellectual property laws, such as changes in the law regarding the patentability of software, could also impact our ability to obtain protection for our solutions. In addition, patents may not be issued with respect to our pending or future patent applications. Those patents that are issued may not be upheld as valid, may be contested or circumvented, or may not prevent the development of competitive solutions.
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

Some of our solutions utilize open source software, and any failure to comply with the terms of one or more of these open source licenses, or failures stemming from the open source software, could negatively affect our business.
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
Additionally, open source software may contain security vulnerabilities, latent defects, or malicious code introduced through supply‑chain attacks, and such components may be updated, deprecated, or rendered incompatible by their respective maintainers without notice. If any widely used open source component on which our platform depends were to become vulnerable, unsupported, or require replacement, we may be required to devote significant engineering resources to identify, remediate, or replace affected code, which could increase our costs, delay development timelines, or expose our platform to security risks. These issues could adversely affect the availability, performance, or security of our platform and harm our business and reputation.
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
Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or global currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, the Class B common stock beneficially owned by certain of our former executive officers collectively represented approximately 41% of the voting power of our outstanding capital stock. This significant concentration of voting power may limit the ability of Class A common stockholders to influence corporate matters for the foreseeable future and may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders. The holders of Class B common stock may also have interests that differ from those of Class A common stock holders and may vote in a way that may be adverse to the interests of holders of Class A common stock.
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
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). On February 16, 2026, our board of directors modified the repurchase plan to authorize an additional $250 million of the Company’s outstanding Class A common stock for repurchase under the plan. The amount, frequency and execution of our share repurchases pursuant to the 2024 Repurchase Plan may fluctuate based on our operating results, cash flows, and priorities for the use of cash for other purposes. These other purposes include, but are not limited to, operational spending, capital spending, acquisitions, and repayment of debt. Other factors, including changes in tax laws, could also impact our share repurchases. Although our board of directors has authorized share repurchases of up to a specified amount of our Class A common stock, the authorization does not obligate us to repurchase any common stock, and may be modified, suspended or terminated at any time.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We are subject to various cybersecurity risks that could adversely affect our business, financial condition, results of operations, and reputation. It is important to develop, implement, and maintain comprehensive cybersecurity measures, which we do as part of our larger risk management program to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our risk management team works closely with our Business Technology and Information Security (“InfoSec”) departments to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs, and is tasked with ensuring that adequate and ongoing discovery and cybersecurity risk management is integrated with our enterprise risk management program. Our information security program incorporates data encryption and access control, single sign-on and multi-factor authentication, vulnerability management, and malware protection for both laptops and servers. We require all employees to complete security awareness training upon onboarding, and annually thereafter, with additional role-based security training as applicable. We align with industry standards and frameworks, and we maintain FedRAMP Moderate authorization, an ISO 27001 certificate, and SOC 1 and 2 Type 2 reports to comply and adhere to industry standard practices. There can be no guarantee that, in every instance, our policies and procedures will be properly followed or that those policies and procedures will prevent malicious or unauthorized access to our information systems.
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
Stockholders
As of December 31, 2025, there were approximately 49 stockholders of record of our Class A common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners, as well as 10 stockholders of record of our Class B common stock.
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
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s 500 Index and the Nasdaq Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2020, in the Class A common stock of Workiva Inc., the S&P 500 Index and the Nasdaq Computer Index, and assumes the reinvestment of any dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return of Workiva Inc.
400
200
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Workiva Inc.
S&P 500 Index
NASDAQ Computer Index

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Workiva Inc.	$100.00	$142.43	$91.65	$110.82	$119.52	$94.14
S&P 500 Index	100.00	128.71	105.40	133.11	166.41	196.17
NASDAQ Computer Index	100.00	138.31	89.93	150.15	205.37	264.80

Issuer Purchases of Equity Securities
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”).
During the fourth quarter of 2025, Workiva purchased approximately 131,000 shares for $11.5 million under the 2024 Repurchase Plan. As of December 31, 2025, approximately $28 million remained available under the plan for future share repurchases. On February 16, 2026, our board of directors modified the 2024 Repurchase Plan to authorize an additional $250 million of the Company’s outstanding Class A common stock for repurchase under the plan. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares may be repurchased through open market purchases in accordance with the requirements of Exchange Act Rule 10b-18, or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
The following table summarizes the share repurchase activity for the year ended December 31, 2025 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	—	$—	—	$39,893
November 1, 2025 to November 30, 2025	17,419	$86.47	17,419	$38,387
December 1, 2025 to December 31, 2025	114,062	$87.65	114,062	$28,389
Total	131,481		131,481
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Investors should review the Special Note Regarding Forward-Looking Statements and Information herein. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Section 1A. Risk Factors” included elsewhere in this Annual Report.
Overview
The Workiva platform powers trust, transparency, and accountability. Accounting, finance, sustainability, risk, and audit teams from more than 6,600 organizations worldwide, including over 85% of FORTUNE® 1,000 companies, rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, audit-ready, AI-powered, collaborative platform.
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
While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (financial reporting, sustainability management, and governance, risk and compliance (“GRC”) focusing primarily on the office of the Chief Financial Officer (“CFO”), Chief Sustainability Officer (“CSO”), and Chief Audit Executive (“CAE”).
We operate our business on a multi-tenant SaaS platform accessible around the world. Customers enter into annual and multi-year subscription contracts to gain access to our platform. Our subscription fee includes the use of our software and technical support. Our subscription pricing is based primarily on a solution-based licensing model. Under this model, operating metrics related to a customer’s expected use of each solution determine the price. We charge customers additional fees primarily for document setup and XBRL tagging services.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,860 at December 31, 2025 from 2,828 at December 31, 2024, an increase of 1.1%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $884.6 million in 2025 from $738.7 million in 2024, an increase of 19.7%. We incurred net losses of $26.2 million and $55.0 million in 2025 and 2024, respectively.
We continue to invest for future growth and are focused on several key drivers, including focusing on multi-solution adoption by new and existing customers, further developing our partner program, accelerating global expansion and our fit-for-purpose solutions. These growth drivers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses.
Effects of Policy and Regulatory Uncertainty
Sales of our sustainability management solutions have been, and may continue to be, materially impacted by domestic and global policy uncertainties. Shifts in regulatory priorities, market sentiment, and legal challenges to sustainability-related rules and regulations are affecting our market expansion opportunities in the U.S. and abroad. For example, on February 25, 2025, the European Commission unveiled the first “Omnibus” package to advance EU competitiveness and simplification of rules on sustainability. Among other measures, the package proposed streamlining key sustainability frameworks. On December 16, 2025, the European Parliament adopted the Detailed Omnibus Directive, which is part of the first Omnibus simplification package. The Detailed Omnibus Directive revises scoping thresholds, removes the climate transition plan requirement, and implements targeted amendments across the Corporate Sustainability Reporting Directive (“CSRD”). It is expected that the adoption is likely to result in substantive amendments to the CSRD. We believe that the revised thresholds under these expected amendments have influenced the pace of customer adoption of our sustainability solutions. The potential impact on our growth trajectory of these changes, and of global policy uncertainty generally, cannot be accurately predicted.
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
Effects of Volatility in the IPO/SPAC Markets
In the U.S., volatility in the public markets has led to a decrease in the number of initial public offerings (“IPOs”) and special-purpose acquisition companies (“SPACs”) since fiscal 2022. New sales of our SEC and capital markets solutions were adversely affected by this decline in the IPO and SPAC markets. Although there has been an increase recently in the number of IPOs in 2025, we continue to expect reduced valuation multiples caused by higher interest rates, inflation, global trade conflicts and geopolitical instability to continue to create uncertain impacts on the number of IPOs in fiscal year 2026. Whether and to what extent the IPO and SPAC markets will continue to moderate cannot be accurately predicted.
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
Seasonality. Seasonality affects our revenue, expenses and cash flows from operations. Revenue from professional services is generally higher in the first quarter as many of our customers file their 10-K in the first calendar quarter. As of December 31, 2025, the majority of our SEC customers reported their financials on a calendar-year basis. Our sales and marketing expense also has some degree of seasonality. Sales and marketing expense has historically been higher in the third quarter due to our annual user conference in September. In addition, our operating cash flow may be affected by the timing of employee cash bonus payments during the first and fourth calendar quarters and by the timing of payouts under our commission plans in the first quarter.

Key Performance Indicators

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Financial metrics
Total revenue	$884,568	$738,680	$630,039
Year-over-year percentage increase in total revenue	19.7%	17.2%	17.1%
Subscription and support revenue	$812,627	$667,646	$558,645
Year-over-year percentage increase in subscription and support revenue	21.7%	19.5%	20.2%
Subscription and support as a percent of total revenue	91.9%	90.4%	88.7%

	As of December 31,
	2025	2024	2023
Operating metrics
Number of customers	6,624	6,305	6,034
Gross retention rate	97.2%	97.4%	97.9%
Net retention rate	112.8%	111.9%	110.3%
Number of customers with annual contract value $100k+	2,507	2,055	1,631
Number of customers with annual contract value $300k+	592	416	311
Number of customers with annual contract value $500k+	248	181	137
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
Our gross retention rate was 97.2% as of December 31, 2025, down slightly from 97.4% as of December 31, 2024. We believe that our success in maintaining a high rate of retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for just over half of our revenue attrition in the latest quarter.

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
Our net retention rate was 112.8% as of the year ended December 31, 2025, up from 111.9% as of December 31, 2024.
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

	Year ended December 31,
	2025	2024	2023
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	76.8%	71.2%	66.3%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	41.1%	35.7%	31.7%
Subscription and support revenue from customers with annual contract value of $500k+ as a percent of total subscription and support revenue	27.4%	23.9%	21.5%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For each of the years ended December 31, 2025, 2024 and 2023, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Revenue
Subscription and support	$812,627	$667,646	$558,645
Professional services	71,941	71,034	71,394
Total revenue	884,568	738,680	630,039
Cost of revenue
Subscription and support(1)	136,645	118,697	99,193
Professional services(1)	53,785	53,358	55,029
Total cost of revenue	190,430	172,055	154,222
Gross profit	694,138	566,625	475,817
Operating expenses
Research and development(1)	214,844	192,935	172,790
Sales and marketing(1)	408,872	347,243	287,035
General and administrative(1)	112,863	102,981	110,519
Total operating expenses	736,579	643,159	570,344
Loss from operations	(42,441)	(76,534)	(94,527)
Interest income	34,153	39,395	25,882
Interest expense	(12,777)	(12,865)	(53,639)
Other (expense) income, net	(1,350)	563	(1,814)
Loss before provision for income taxes	(22,415)	(49,441)	(124,098)
Provision for income taxes	3,754	5,601	3,427
Net loss	$(26,169)	$(55,042)	$(127,525)
(1) Stock-based compensation expense included in these line items was as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue
Subscription and support	$10,271	$7,979	$5,030
Professional services	4,261	3,221	2,540
Operating expenses
Research and development	28,867	21,036	18,441
Sales and marketing	42,108	35,339	27,774
General and administrative	37,438	34,575	44,980
Total stock-based compensation expense	$122,945	$102,150	$98,765
The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2025	2024	2023
Revenue
Subscription and support	91.9%	90.4%	88.7%
Professional services	8.1	9.6	11.3
Total revenue	100.0	100.0	100.0
Cost of revenue
Subscription and support	15.4	16.1	15.7
Professional services	6.1	7.2	8.7
Total cost of revenue	21.5	23.3	24.4
Gross profit	78.5	76.7	75.6
Operating expenses
Research and development	24.3	26.1	27.4
Sales and marketing	46.2	47.0	45.6
General and administrative	12.8	13.9	17.5
Total operating expenses	83.3	87.0	90.5
Loss from operations	(4.8)	(10.3)	(14.9)
Interest income	3.9	5.3	4.1
Interest expense	(1.4)	(1.7)	(8.5)
Other (expense) income, net	(0.2)	0.1	(0.3)
Loss before provision for income taxes	(2.5)	(6.6)	(19.6)
Provision for income taxes	0.4	0.8	0.5
Net loss	(2.9)%	(7.4)%	(20.1)%
Revenue
Comparison of Years Ended December 31, 2025 and 2024

	Year ended December 31,		Period-to-period change
	2025	2024	Amount	% Change
	(dollars in thousands)
Revenue
Subscription and support	$812,627	$667,646	$144,981	21.7%
Professional services	71,941	71,034	907	1.3%
Total revenue	$884,568	$738,680	$145,888	19.7%
Total revenue increased $145.9 million in 2025 compared to 2024 due primarily to a $145.0 million increase in subscription and support revenue. Growth in subscription and support revenue in 2025 was attributable mainly to strong demand and continued solution expansion across our customer base. The total number of our customers increased 5.1% from December 31, 2024 to December 31, 2025. Revenue from professional services was relatively flat in 2025 compared to 2024. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.

Cost of Revenue
Comparison of Years Ended December 31, 2025 and 2024

	Year ended December 31,		Period-to-period change
	2025	2024	Amount	% Change
	(dollars in thousands)
Cost of revenue
Subscription and support	$136,645	$118,697	$17,948	15.1%
Professional services	53,785	53,358	427	0.8%
Total cost of revenue	$190,430	$172,055	$18,375	10.7%
Cost of revenue increased $18.4 million in 2025 compared to 2024. Subscription and support cost of revenue increased $17.9 million due primarily to $11.1 million in higher cash-based compensation and benefits costs, $2.3 million of additional stock-based compensation, a $3.3 million increase in the cost of licensed platform content, a $1.0 million increase in intangibles amortization, and a $0.7 million increase in software expense, partially offset by a $0.7 million decrease in travel expense. The increase in compensation was primarily driven by normal compensation increases for existing headcount and includes a benefit for our transition from a paid-time-off (“PTO”) model to a flexible-time-off (“FTO”) model which was announced in the second half of the year. The increases in the cost of licensed platform content and software expense resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $0.4 million due primarily to $1.0 million of additional stock-based compensation, partially offset by a $0.4 million decrease in cash-based compensation and benefits costs. The change in compensation was primarily driven by standard compensation increases for existing headcount partially offset by our continued transition of consulting and other services to our partners.
Operating Expenses
Comparison of Years Ended December 31, 2025 and 2024

	Year ended December 31,		Period-to-period change
	2025	2024	Amount	% Change
	(dollars in thousands)
Operating expenses
Research and development	$214,844	$192,935	$21,909	11.4%
Sales and marketing	408,872	347,243	61,629	17.7%
General and administrative	112,863	102,981	9,882	9.6%
Total operating expenses	$736,579	$643,159	$93,420	14.5%
Research and Development
Research and development expenses increased $21.9 million in 2025 compared to 2024 due primarily to $14.8 million in higher cash-based compensation and benefits and $7.8 million of additional stock-based compensation, partially offset by a $0.8 million decrease in the cost of cloud infrastructure services. The increase in compensation was primarily driven by a modest increase in employee headcount, an executive transition and a benefit for our transition from a PTO model to an FTO model which was announced in the second half of the year.

Sales and Marketing
Sales and marketing expenses increased $61.6 million in 2025 compared to 2024 due primarily to $49.2 million in higher cash-based compensation and benefits, $6.7 million of additional stock-based compensation, a $1.5 million increase in marketing and advertising, a $2.6 million increase in professional service fees, a $1.3 million increase in internal event costs, and a $1.2 million in software expense. The increases in compensation and internal event costs were primarily due to an increase in employee headcount as we continue to invest in our go-to-market activities, as well as an executive transition and a benefit for our transition from a PTO model to an FTO model which was announced in the second half of the year. The increases in marketing and advertising, professional service fees, and software expense were the result of our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses increased $9.9 million in 2025 compared to 2024, due primarily to $5.0 million in higher cash-based compensation and benefits, $3.0 million of additional stock-based compensation, and a $2.6 million increase in internal event costs, partially offset by a $0.7 million decrease in travel expense. The increase in compensation was primarily driven by normal compensation increases for existing headcount, an executive transition, and a benefit for our transition from a PTO model to an FTO model which was announced in the second half of the year. The increase in internal event costs was due to a new internal event held in the second quarter.
Non-Operating Income (Expenses)
Comparison of Years Ended December 31, 2025 and 2024

	Year ended December 31,		Period-to-period change
	2025	2024	Amount
	(dollars in thousands)
Interest income	$34,153	$39,395	$(5,242)
Interest expense	(12,777)	(12,865)	88
Other (expense) income, net	(1,350)	563	(1,913)
Interest income decreased $5.2 million in 2025 compared to 2024 due primarily to lower interest rates. Interest expense remained relatively flat compared to the same period a year ago. Other expense, net increased $1.9 million in 2025 compared to 2024 due primarily to losses on foreign currency transactions.
Results of Operations for Fiscal 2024 Compared to 2023
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $891.6 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have generated significant operating losses as reflected in our accumulated deficit on our consolidated balance sheets. While we may incur operating losses and negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months and beyond.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 (the “2028 Notes”). Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% convertible senior notes due 2026 (the “2026 Notes”) in separate and individually negotiated transactions with certain holders. As of December 31, 2025, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $71.1 million and $696.3 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Share Repurchase Plan
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”).
During the fourth quarter of 2025, Workiva purchased approximately 131,000 shares for $11.5 million under the 2024 Repurchase Plan. As of December 31, 2025, approximately $28 million remained available under the plan for future share repurchases. On February 16, 2026, our board of directors modified the 2024 Repurchase Plan to authorize an additional $250 million of the Company’s outstanding Class A common stock for repurchase under the plan. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares may be repurchased through open market purchases in accordance with the requirements of Exchange Act Rule 10b-18, or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
Cash Flows
The following table summarizes cash flow activity during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash flow provided by operating activities	$140,070	$87,706	$70,875
Cash flow used in investing activities	(34,952)	(45,249)	(357,253)
Cash flow (used in) provided by financing activities	(74,944)	6,741	301,265
Net increase in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$37,131	$45,629	$16,524

Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.
Cash provided by operating activities of $140.1 million for the year ended December 31, 2025 consisted of a net loss of $26.2 million adjusted for non-cash charges of $130.6 million and net cash inflows of $35.6 million from changes in operating assets and liabilities. The increase in deferred revenue was primarily due to timing of billings and growth in our customer base.
Cash provided by operating activities of $87.7 million for the year ended December 31, 2024 consisted of a net loss of $55.0 million adjusted for non-cash charges of $103.2 million and net cash inflows of $39.6 million from changes in operating assets and liabilities. The increase in deferred revenue was primarily due to customer growth. The increase in deferred costs was primarily due to growth in subscription bookings and commission plan achievement at year-end.
Investing Activities
Cash used in investing activities of $35.0 million for the year ended December 31, 2025 consisted of $425.5 million in purchases of marketable securities and $2.1 million in purchases of fixed assets partially offset by $390.5 million from the maturities of marketable securities and $2.5 million from the sale of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of our work force.
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
Financing Activities
Cash used in financing activities of $74.9 million for the year ended December 31, 2025 consisted of $71.6 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $22.7 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $13.7 million in proceeds from shares issued in connection with our Employee Stock Purchase Plan (“ESPP”) and $6.2 million in proceeds from option exercises.
Cash provided by financing activities of $6.7 million for the year ended December 31, 2024 consisted of $13.8 million in proceeds from shares issued in connection with our ESPP and $4.9 million in proceeds from option exercises partially offset by $11.5 million in taxes paid related to net share settlements of stock-based compensation awards.

Contractual Obligations and Commitments
The following table represents our contractual obligations as of December 31, 2025, aggregated by type:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$800,369	$80,819	$719,550	$—	$—
Operating leases including imputed interest	18,384	6,525	8,796	1,160	1,903
Finance leases, including interest	20,457	1,353	2,707	2,708	13,689
Other contractual commitments	121,379	37,351	57,028	27,000	—
Total contractual obligations	$960,589	$126,048	$788,081	$30,868	$15,592
Total future payments related to our convertible senior notes shown in the table above includes $773.2 million aggregate principal amount and future interest payments associated with the Notes of $27.1 million. For more information on our convertible senior notes, refer to Note 8 of our accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We enter into certain non-cancelable agreements with third-party providers in the ordinary course of business. Our total commitments under these agreements are $121.4 million and are primarily for cloud infrastructure and cloud services. These amounts are included in the table above under other contractual commitments.

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
We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally 12 to 36 months in duration, are billed either annually or in advance and are non-cancelable. We consider the access to our platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer.
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
Foreign Currency Risk
Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, the Canadian dollar, Euro, British Pound Sterling, Danish krone, and Japanese yen. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the U.S. and are denominated in foreign currencies. These operating expenses are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Euro, British Pound Sterling, Danish krone, Singapore dollar, Australian dollar, Hong Kong dollar, Swedish krona and Japanese yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. Foreign currency transaction gains (losses) are included in net loss and were $(1,394,000), $551,000, and $(1,154,000) in the years ended December 31, 2025, 2024 and 2023, respectively.
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
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities totaling $891.6 million as of December 31, 2025. The cash, cash equivalents and marketable securities are held for working capital purposes.
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

An immediate increase of 100-basis points in interest rates would have resulted in an $4.1 million market value reduction in our investment portfolio as of December 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income, and are realized only if we sell the underlying securities.
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

Item 8.     Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Workiva Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

The Company assessed the terms and conditions associated with customer contracts to identify whether the services constitute an agreement that creates enforceable rights and obligations or an option to purchase. In addition, the Company identified the performance obligations and evaluated whether they were distinct. The transaction price was allocated to the separate performance obligations on a relative standalone selling price basis. The assessment of terms and conditions for the identification of performance obligations may involve judgment.

Auditing the Company’s accounting for revenue recognition was challenging given the significant audit effort to evaluate the terms and conditions in the customer contracts and the identification and determination of distinct performance obligations in customer contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s revenue recognition process, including management’s review of terms and conditions and the identification of distinct performance obligations in customer contracts.

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
February 19, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Workiva Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Workiva Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Workiva Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Chicago, Illinois
February 19, 2026

WORKIVA INC. CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of December 31,
	2025	2024

ASSETS

Current assets
Cash and cash equivalents	$338,769	$301,835
Marketable securities	552,852	514,585
Accounts receivable, net of allowance for doubtful accounts of $1,043 and $1,220 at December 31, 2025 and 2024, respectively	168,984	148,433
Deferred costs	62,619	50,914
Other receivables	10,383	10,276
Prepaid expenses and other	28,778	22,199
Total current assets	1,162,385	1,048,242

Property and equipment, net	20,546	21,825
Operating lease right-of-use assets	13,986	11,786
Deferred costs, non-current	59,767	54,858
Goodwill	206,164	196,844
Intangible assets, net	22,270	27,389
Other assets	8,453	7,525
Total assets	$1,493,571	$1,368,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$8,932	$7,747
Accrued expenses and other current liabilities	113,115	126,508
Deferred revenue	547,919	457,608
Convertible senior notes, current	71,072	—
Finance lease obligations	614	562
Total current liabilities	741,652	592,425

Convertible senior notes, non-current	696,263	764,891
Deferred revenue, non-current	37,305	29,681
Other long-term liabilities	92	227
Operating lease liabilities, non-current	10,472	9,441
Finance lease obligations, non-current	13,223	13,488
Total liabilities	1,499,007	1,410,153

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 52,712,836 and 51,646,053 shares issued and outstanding at December 31, 2025 and 2024, respectively	53	52
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,607,583 and 3,845,583 shares issued and outstanding at December 31, 2025 and 2024, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	720,923	672,363
Accumulated deficit	(733,852)	(707,683)
Accumulated other comprehensive income (loss)	7,436	(6,420)
Total stockholders’ deficit	(5,436)	(41,684)
Total liabilities and stockholders’ deficit	$1,493,571	$1,368,469

See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
	Year ended December 31,
	2025	2024	2023
Revenue
Subscription and support	$812,627	$667,646	$558,645
Professional services	71,941	71,034	71,394
Total revenue	884,568	738,680	630,039
Cost of revenue
Subscription and support	136,645	118,697	99,193
Professional services	53,785	53,358	55,029
Total cost of revenue	190,430	172,055	154,222
Gross profit	694,138	566,625	475,817
Operating expenses
Research and development	214,844	192,935	172,790
Sales and marketing	408,872	347,243	287,035
General and administrative	112,863	102,981	110,519
Total operating expenses	736,579	643,159	570,344
Loss from operations	(42,441)	(76,534)	(94,527)
Interest income	34,153	39,395	25,882
Interest expense	(12,777)	(12,865)	(53,639)
Other (expense) income, net	(1,350)	563	(1,814)
Loss before provision for income taxes	(22,415)	(49,441)	(124,098)
Provision for income taxes	3,754	5,601	3,427
Net loss	$(26,169)	$(55,042)	$(127,525)
Net loss per common share:
Basic and diluted	$(0.47)	$(0.99)	$(2.36)
Weighted-average common shares outstanding - basic and diluted	56,272,517	55,355,381	54,099,757
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (in thousands)
	Year ended December 31,
	2025	2024	2023
Net loss	$(26,169)	$(55,042)	$(127,525)
Other comprehensive income (loss)
Foreign currency translation adjustment	13,219	(6,206)	3,316
Unrealized gain (loss) on available-for-sale securities	637	(469)	3,625
Other comprehensive income (loss)	13,856	(6,675)	6,941
Comprehensive loss	$(12,313)	$(61,717)	$(120,584)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (in thousands)
	Common Stock (Class A and B)		Additional Paid-in-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at December 31, 2022	52,652	$53	$537,732	$(6,686)	$(525,116)	$5,983
Induced conversion of convertible senior notes	—	—	(81,080)	—	—	(81,080)
Stock-based compensation expense	—	—	98,765	—	—	98,765
Issuance of common stock upon exercise of stock options	297	1	4,471	—	—	4,472
Issuance of common stock under employee stock purchase plan	200	—	12,513	—	—	12,513
Issuance of restricted stock units	1,129	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(99)	—	(9,459)	—	—	(9,459)
Net loss	—	—	—	—	(127,525)	(127,525)
Other comprehensive income	—	—	—	6,941	—	6,941
Balances at December 31, 2023	54,179	$54	$562,942	$255	$(652,641)	$(89,390)
Stock-based compensation expense	—	—	102,150	—	—	102,150
Issuance of common stock upon exercise of stock options	317	2	4,907	—	—	4,909
Issuance of common stock under employee stock purchase plan	194	—	13,822	—	—	13,822
Issuance of restricted stock units	928	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(126)	—	(11,458)	—	—	(11,458)
Net loss	—	—	—	—	(55,042)	(55,042)
Other comprehensive loss	—	—	—	(6,675)	—	(6,675)
Balances at December 31, 2024	55,492	$56	$672,363	$(6,420)	$(707,683)	$(41,684)
Stock-based compensation expense	—	—	122,945	—	—	122,945
Issuance of common stock upon exercise of stock options	430	1	6,219	—	—	6,220
Issuance of common stock under employee stock purchase plan	227	—	13,698	—	—	13,698
Issuance of restricted stock units	1,272	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(250)	—	(22,674)	—	—	(22,674)
Repurchases of Class A common stock	(851)	—	(71,628)	—	—	(71,628)
Net loss	—	—	—	—	(26,169)	(26,169)
Other comprehensive income	—	—	—	13,856	—	13,856
Balances at December 31, 2025	56,320	$57	$720,923	$7,436	$(733,852)	$(5,436)
See accompanying notes.

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(26,169)	$(55,042)	$(127,525)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,990	11,003	11,140
Stock-based compensation expense	122,945	102,150	98,765
(Recovery of) provision for doubtful accounts	(214)	39	410
Accretion of premiums and discounts on marketable securities, net	(5,144)	(11,829)	(7,716)
Amortization of debt discount and issuance costs	2,444	2,436	1,730
Induced conversion expense	—	—	45,144
Realized loss on sale of available-for-sale securities, net	—	—	708
Deferred income tax	(396)	(629)	(14)
Changes in assets and liabilities:
Accounts receivable	(17,475)	(24,352)	(18,318)
Deferred costs	(13,732)	(34,477)	277
Operating lease right-of-use assets	5,636	5,136	4,984
Other receivables	(8)	1,116	(2,176)
Prepaid expenses and other	(6,083)	1,453	(5,023)
Other assets	(356)	(2,285)	2,230
Accounts payable	651	2,399	(1,002)
Deferred revenue	88,703	73,840	60,112
Operating lease liabilities	(4,121)	(3,738)	(4,133)
Accrued expenses and other liabilities	(17,601)	20,486	11,282
Net cash provided by operating activities	140,070	87,706	70,875

Cash flows from investing activities
Purchase of property and equipment	(2,075)	(1,363)	(2,124)
Purchase of marketable securities	(425,492)	(402,235)	(573,304)
Maturities of marketable securities	390,473	452,023	153,358
Sale of marketable securities	2,533	4,609	65,052
Acquisitions, net of cash acquired	—	(98,092)	—
Purchase of intangible assets	(391)	(191)	(235)
Net cash used in investing activities	(34,952)	(45,249)	(357,253)

WORKIVA INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
	Year ended December 31,
	2025	2024	2023
Cash flows from financing activities
Proceeds from option exercises	6,220	4,909	4,472
Taxes paid related to net share settlements of stock-based compensation awards	(22,674)	(11,458)	(9,459)
Proceeds from shares issued in connection with employee stock purchase plan	13,698	13,822	12,513
Repurchases of Class A common stock	(71,628)	—	—
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	—	691,113
Payments for repurchase of convertible senior notes	—	—	(396,869)
Principal payments on finance lease obligations	(560)	(532)	(505)
Net cash (used in) provided by financing activities	(74,944)	6,741	301,265
Effect of foreign exchange rates on cash	6,957	(3,569)	1,637

Net increase in cash, cash equivalents, and restricted cash	37,131	45,629	16,524
Cash, cash equivalents, and restricted cash at beginning of year	302,350	256,721	240,197
Cash, cash equivalents, and restricted cash at end of year	$339,481	$302,350	$256,721

	Year ended December 31,
	2025	2024	2023
Supplemental cash flow disclosure
Cash paid for interest	$10,331	$10,278	$4,710
Cash paid for income taxes, net of refunds	$5,494	$6,198	$2,656

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$616	$581	$—

	Year ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of year	$338,769	$301,835	$256,100
Restricted cash included within prepaid expenses and other at end of year	712	515	621
Total cash, cash equivalents, and restricted cash at end of year shown in the consolidated statements of cash flows	$339,481	$302,350	$256,721
See accompanying notes.

Tables of Contents
WORKIVA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation (together with its wholly-owned subsidiaries, the “Company” or “we” or “us”) is a leading, AI-powered platform for trust, transparency, and accountability. Accounting, finance, sustainability, risk, and audit teams worldwide rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, AI-powered, audit-ready, collaborative platform. Our operational headquarters are located in Ames, Iowa. We also lease office facilities or contract with flexible workspace providers throughout the U.S. and internationally.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Workiva Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Segments
Our chief operating decision maker is our CEO. Our CEO reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.
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
Restricted Cash
We have entered into agreements for standby letters of credit resulting in restricted cash of $0.7 million and $0.5 million at December 31, 2025 and December 31, 2024, respectively. The standby letters of credit are associated with a leased facility and an information technology equipment provider. The restricted cash is included in prepaid expenses and other on our consolidated balance sheet.
Marketable Securities
Our marketable securities consist of corporate debt securities, U.S. treasury debt securities and foreign government debt securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and recorded as a separate component within accumulated other comprehensive income on the consolidated balance sheets until realized. Dividend income is reported within other (expense) income, net on the consolidated statements of operations. We evaluate our investments to assess whether the amortized cost basis is in excess of estimated fair value and determine what amount of that difference, if any, is caused by expected credit losses. Allowance for credit losses are recognized as a charge in other (expense) income, net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss on the consolidated balance sheets. There were no credit losses recorded for the years ended December 31, 2025, 2024 and 2023. We determine realized gains and losses on the sale of marketable securities on the specific identification method and record such gains and losses in other (expense) income, net on the consolidated statements of operations.
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

We perform ongoing credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances. We did not have a significant concentration of accounts receivable from any single customer or from customers in any single country outside of the U.S. at December 31, 2025 or 2024.
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
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to ten years. We amortize leasehold improvements and assets under finance leases over the lesser of the term of the lease including renewal options that are reasonably assured or the estimated useful life of the assets. Depreciation and amortization expense related to property and equipment totaled $3.8 million, $4.3 million and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Subscription and Support Revenue
We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription contracts are generally 12 to 36 months in duration, are billed either annually or in advance and are non-cancelable. We consider the access to our platform and related support services in a customer contract to be a series of distinct services which comprise a single performance obligation because they are substantially the same and have the same pattern of transfer.

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

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense totaled $8.1 million, $8.5 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Goodwill
Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform our annual goodwill impairment test as of October 1. For the years ended December 31, 2025 and 2024, we determined there were no events or circumstances which indicated that the carrying value of our reporting unit exceeded the fair value.
Intangible Assets
Intangible assets consist of patents, perpetual licenses and intangible assets acquired in a business combination or asset acquisition, primarily technology, customer-related assets, and trade names. Patents and perpetual licenses are recorded at cost to obtain and amortized over the useful lives. Certain patents are in the legal application process and therefore are not currently being amortized. Intangible assets acquired in a business combination or an asset acquisition are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
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
We recognize interest and penalties related to unrecognized tax benefits on the (benefit) provision for income taxes line in the accompanying consolidated statements of operations. Interest and penalties were not significant during the years ended December 31, 2025, 2024 and 2023. Accrued interest and penalties are included on the accrued expenses and other current liabilities line in the consolidated balance sheets.
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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We have adopted this standard effective for the annual period ending December 31, 2025. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
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
2. Cash Equivalents and Marketable Securities
As of December 31, 2025, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$201,592	$—	$—	$201,592
Commercial paper	3,433	—	—	3,433
U.S. treasury debt securities	287,930	697	(8)	288,619
U.S. government agency debt securities	78,946	59	(25)	78,980
Corporate debt securities	196,851	481	(38)	197,294
	$768,752	$1,237	$(71)	$769,918
Included in cash and cash equivalents	$217,063	$3	$—	$217,066
Included in marketable securities	$551,689	$1,234	$(71)	$552,852

As of December 31, 2024, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$137,201	$—	$—	$137,201
Commercial paper	2,059	—	—	2,059
U.S. treasury debt securities	263,064	403	(240)	263,227
U.S. government agency debt securities	80,891	170	(39)	81,022
Corporate debt securities	178,619	340	(107)	178,852
	$661,834	$913	$(386)	$662,361
Included in cash and cash equivalents	$147,774	$2	$—	$147,776
Included in marketable securities	$514,060	$911	$(386)	$514,585
The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of December 31, 2025
Due within one year	$312,670
Due in one to two years	236,349
Due in three to five years	3,833
$552,852
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2025
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$25,367	$(8)	$1,001	$—
U.S. government agency debt securities	35,545	(25)	—	—
Corporate debt securities	44,864	(38)	—	—
Total	$105,776	$(71)	$1,001	$—
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of December 31, 2025, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.

3. Supplemental Consolidated Balance Sheet Information
Property and Equipment, net
Property and equipment, net as of December 31, 2025 and 2024 consisted of (in thousands):

	As of December 31,
	2025	2024
Building under finance lease	$21,921	$21,574
Computers, equipment and software	13,459	13,271
Leasehold improvements	8,241	8,162
Furniture and fixtures	6,665	7,694
Vehicles	31	31
Construction in process	—	41
	50,317	50,773
Less: accumulated depreciation and amortization	(29,771)	(28,948)
	$20,546	$21,825
Accumulated amortization related to finance leases was $6.2 million and $5.4 million as of December 31, 2025 and 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2025 and 2024 consisted of (in thousands):

	As of December 31,
	2025	2024
Customer deposits	$25,466	$24,500
Accrued commissions	18,529	23,336
Accrued vacation	11,939	18,698
Accrued payroll	10,625	9,638
ESPP employee contributions	8,234	7,710
Accrued bonuses	6,884	7,891
Operating lease liabilities	5,704	4,896
Estimated health insurance claims	3,846	3,986
Accrued interest	3,591	3,591
Accrued other liabilities	18,297	22,262
	$113,115	$126,508

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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. As of December 31, 2025 and 2024, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of December 31, 2025			Fair Value Measurements as of December 31, 2024
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$201,592	$201,592	$—	$137,201	$137,201	$—
Commercial paper	3,433	—	3,433	2,059	—	2,059
U.S. treasury debt securities	288,619	—	288,619	263,227	—	263,227
U.S. government agency debt securities	78,980	—	78,980	81,022	—	81,022
Corporate debt securities	197,294	—	197,294	178,852	—	178,852
	$769,918	$201,592	$568,326	$662,361	$137,201	$525,160

Included in cash and cash equivalents	$217,066			$147,776
Included in marketable securities	$552,852			$514,585
Convertible Senior Notes

As of December 31, 2025, the fair value of our convertible senior notes due in 2026 and 2028 was $85.2 million and $691.8 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 8 to the consolidated financial statements for more information.
5. Deferred Costs
Deferred costs, which primarily consist of costs to obtain contracts with customers, were $122.4 million and $105.8 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense for the deferred costs was $80.7 million, $60.8 million and $54.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no material impairment losses in relation to the costs capitalized for the periods presented.
6. Commitments and Contingencies
Purchase Commitments
We enter into certain non-cancelable agreements with third-party providers primarily for our use of cloud services and cloud infrastructure services in the ordinary course of business. As of December 31, 2025, our total commitments under these agreements by fiscal year is as follows (in thousands):

2026	$37,351
2027	29,564
2028	27,464
2029	27,000
Total	$121,379
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
The components of lease expense recognized in the consolidated statements of operations were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating lease cost	$6,479	$5,701	$5,595
Finance lease cost:
Amortization of right-of-use assets	882	880	880
Interest on lease obligations	754	783	811
Short-term lease cost	2,358	2,985	3,008
Variable lease cost	1,024	927	971
	$11,497	$11,276	$11,265

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,892	$6,274	$6,215
Finance cash flows from finance leases	560	532	505
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,889	$4,192	$3,563
Finance leases	347	—	—
Other supplemental information related to leases was as follows:

	As of December 31,
	2025	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	4.1	4.9	5.0
Finance leases	17.4	18.4	19.4
Weighted Average Discount Rate
Operating leases	6.0%	5.9%	5.7%
Finance leases	5.5%	5.5%	5.5%

As of December 31, 2025, the aggregate annual lease obligations were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$6,525	$1,353
2027	5,002	1,353
2028	3,794	1,354
2029	976	1,354
2030	184	1,354
Thereafter	1,903	13,689
Total lease obligations	18,384	20,457
Less: Amount representing interest	(2,208)	(6,620)
Net lease obligations	$16,176	$13,837
8. Debt
Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Free Convertibility Date	Redemption Date	Original Principal (including overallotment)	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price
2026 Notes	August 2019	August 15, 2026	May 15, 2026	August 21, 2023	$345,000	12.4756	$80.16
2028 Notes	August 2023	August 15, 2028	May 15, 2028	August 21, 2026	$702,000	7.4690	$133.89
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including the exercise in full by the initial purchasers of their option to purchase an additional $45.0 million principal amount (the “2026 Notes”). The Notes were issued pursuant to an indenture and are senior, unsecured obligations of the Company. The Notes bear interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the 2026 Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
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

As of December 31, 2025 the Free Convertibility Date for the 2026 Notes is less than one year from the balance sheet date and therefore the 2026 Notes are classified as current liabilities on the consolidated balance sheet. As of December 31, 2025, none of the conversion conditions related to our Notes were met and therefore the Notes are not convertible at the option of the holders. As a result, the 2028 Notes were classified as non-current liabilities on the consolidated balance sheet as of December 31, 2025.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of December 31, 2025, the remaining life of the 2026 Notes and 2028 Notes is approximately 0.6 years and 2.6 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	As of December 31, 2025		As of December 31, 2024
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(170)	(5,737)	(441)	(7,910)
Net carrying amount	$71,072	$696,263	$70,801	$694,090
Interest expense related to the Notes is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Contractual interest expense	$9,576	$9,576	$5,952
Amortization of issuance costs	2,443	2,436	1,730
Total interest expense	$12,019	$12,012	$7,682

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
10. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, options to purchase Class A common stock and ESPP purchase rights. In December 2014, our board of directors and stockholders adopted and approved our 2014 Equity Incentive Plan (“the 2014 Plan”).
As of December 31, 2025, awards granted under the 2014 Plan consisted of stock options, restricted stock units, and performance restricted stock units. There were no other grants of any other award types under the 2014 Plan. As of December 31, 2025, 4,507,293 shares of Class A common stock were available for grant under the 2014 Plan.
Our ESPP became effective on June 13, 2017 and was amended and restated on October 28, 2022. Under the ESPP, eligible employees are granted options to purchase shares of Class A common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about July 15 and January 15 and are exercisable on or about the succeeding January 14 and July 14, respectively, of each year. As of December 31, 2025, 3,543,248 shares of Class A common stock were available for issuance under the ESPP. No participant may purchase more than $12,500 worth of Class A common stock in a six-month offering period.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Year ended December 31,
	2025	2024	2023
Cost of revenue
Subscription and support	$10,271	$7,979	$5,030
Professional services	4,261	3,221	2,540
Operating expenses
Research and development	28,867	21,036	18,441
Sales and marketing	42,108	35,339	27,774
General and administrative	37,438	34,575	44,980
Total	$122,945	$102,150	$98,765
In 2025 and 2023, we recognized an additional $11.8 million and $18.1 million in stock-based compensation, respectively, pursuant to certain transition agreements with former executives.

Stock Options
The following table summarizes the option activity under the Plans for the year ended December 31, 2025:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2024	892,396	$14.09	1.7	$85,140
Exercised	(429,027)	14.50
Outstanding at December 31, 2025	463,369	$13.72	1.1	$33,608

Exercisable at December 31, 2025	463,369	$13.72	1.1	$33,608
Options to purchase Class A common stock generally vest over a three- or four-year period and are generally granted for a term of ten years. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $29.8 million, $20.7 million and $24.8 million, respectively.
No options were granted during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2021, all outstanding options have vested. As of December 31, 2025 there was no unrecognized compensation expense related to options.
Restricted Stock Units and Performance Restricted Stock Units
Restricted stock units granted to employees generally vest over a three- or four-year period in equal, annual installments. Restricted stock units granted to non-employee members of our board of directors generally have one-year cliff vesting from the date of grant. Performance restricted stock units generally vest in annual tranches over a three-year period.
The recipient of a restricted stock unit award or performance restricted stock unit award under the 2014 Plan will have no rights as a stockholder until share certificates are issued by us. Additionally, until the shares are issued, they have no voting rights and may not be bought or sold. The fair value for restricted stock unit awards and performance restricted stock unit awards are calculated based on the stock price on the date of grant. Total performance restricted stock units earned may vary based on the attainment of company-specific performance targets during the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024, and 2023 was approximately $120.2 million, $86.4 million, and $66.6 million, respectively.

The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2024	2,723,666	$91.56
Granted	1,713,722	91.51
Forfeited	(310,976)	90.14
Vested(1)	(1,269,859)	94.78
Unvested at December 31, 2025	2,856,553	$90.25
(1) During the year ended December 31, 2025, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 5,634 shares had elected to defer settlement of the vested restricted stock units and 9,375 were released from deferral. This resulted in total deferred units of 305,646 as of December 31, 2025.
Compensation expense associated with unvested restricted stock units and performance restricted stock units is recognized on a straight-line basis over the vesting period. At December 31, 2025, there was approximately $182.0 million of total unrecognized compensation expense related to restricted stock units and performance restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
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
The fair value of our ESPP purchase rights was estimated assuming no expected dividends and the following weighted-average assumptions:

	Year ended December 31,
	2025	2024	2023
ESPP
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.1%	4.6% - 4.8%	4.6% - 5.3%
Expected volatility	30.9% - 49.1%	32.8% - 35.7%	33.9% - 57.3%
The following table summarizes the ESPP activity under the Plan for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Shares issued	227,124	194,239	200,436
Weighted-average purchase price	$60.31	$71.16	$62.43
Total proceeds (in thousands)	$13,698	$13,822	$12,513

Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of December 31, 2025, there was approximately $0.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.
11. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the activity of accumulated other comprehensive income (loss) during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on available-for-sale securities	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(3,997)	$(2,689)	$(6,686)
Other comprehensive income	3,316	3,625	6,941
Balance at December 31, 2023	(681)	936	255
Other comprehensive loss	(6,206)	(469)	(6,675)
Balance at December 31, 2024	(6,887)	467	(6,420)
Other comprehensive income	13,219	637	13,856
Balance at December 31, 2025	$6,332	$1,104	$7,436

12. Acquisitions
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
13. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

December 31, 2023	$112,097
Acquisition	89,146
Foreign currency translation adjustments	(4,399)
December 31, 2024	196,844
Foreign currency translation adjustments	9,320
December 31, 2025	$206,164

Intangible Assets
The following table presents the components of net intangible assets (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.7	$27,010	$(17,565)	$9,445	$26,044	$(11,938)	$14,106
Acquired customer-related	9.8	17,663	(6,435)	11,228	15,852	(4,114)	11,738
Acquired trade names	5.0	738	(553)	185	655	(360)	295
Patents and perpetual licenses	8.3	3,731	(2,319)	1,412	3,341	(2,091)	1,250
Total	6.8	$49,142	$(26,872)	$22,270	$45,892	$(18,503)	$27,389
In the first quarter of the subsequent annual period in which an intangible asset becomes fully amortized, the gross carrying amount and accumulated amortization are removed from the preceding table.
Amortization expense related to intangible assets was $7.2 million, $6.7 million and $6.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

2026	$6,045
2027	4,635
2028	4,157
2029	2,998
2030	1,982
Thereafter	2,453
Total expected amortization expense	$22,270
14. Geographic Information
Revenue by geography is generally based on the country of the customer as specified in our subscription order. Revenue by geographical region consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
United States	$648,399	$563,370	$501,692
Other countries	236,169	175,310	128,347
Total	$884,568	$738,680	$630,039
No country other than the United States represented more than 10% of total revenue during the years presented.

Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of December 31,
	2025	2024
United States	$25,788	$28,523
United Kingdom	5,352	1,216
Other countries	3,392	3,872
Total	$34,532	$33,611
15. Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues disaggregated by type of good or service (in thousands):

	Year ended December 31,
	2025	2024	2023
Subscription and support	$812,627	$667,646	$558,645
XBRL professional services	60,643	58,791	56,820
Other services	11,298	12,243	14,574
Total revenues	$884,568	$738,680	$630,039
Deferred Revenue
During the year ended December 31, 2025, we recognized $446.8 million of revenue that was included in the deferred revenue balance at the beginning of the period.
Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2025, revenue of approximately $1,438.3 million is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $757.4 million of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
16. Employee Benefit Plans
We have a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Both employee and employer contributions vest immediately upon contribution. Employer contributions to the 401(k) plan were $6.5 million, $6.1 million, and $5.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
We also maintain a number of defined contribution plans for certain locations outside of the U.S. Total employer contributions under these plans were $4.6 million, $3.9 million, and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

17. Income Taxes
Loss before income tax provision (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
United States	$(29,251)	$(56,114)	$(125,715)
Foreign	6,836	6,673	1,617
Total	$(22,415)	$(49,441)	$(124,098)
The provision (benefit) for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current
Federal	$10	$87	$700
State	335	1,153	937
Foreign	3,772	5,003	1,838
Total Current	$4,117	$6,243	$3,475

Deferred
Foreign	(363)	(642)	(48)
Total Deferred	$(363)	$(642)	$(48)

Total	$3,754	$5,601	$3,427

The items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands, except percentages):

	Year ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Effect of:
Tax benefit at federal statutory rate	$(10,383)	$(26,061)
State taxes, net of federal benefit	(3,113)	(8,397)
Section 162(m) limitations	5,518	11,715
Stock-based compensation	(3,052)	(9,652)
Net impact of global intangible low-taxed income inclusion	911	2,259
Induced conversion	—	8,834
Meals & entertainment	971	821
Base erosion waived deductions	3,452	—
Permanent items	502	(108)
Tax benefit of federal R&D credit	(7,271)	(8,036)
Effect of foreign operations	3,194	1,337
Valuation allowance	15,385	30,636
Other	(513)	79
Total income tax provision	$5,601	$3,427

ASU 2023-09 was adopted prospectively and the items accounting for the difference between income taxes computed at the federal statutory income tax rate and the provision for income taxes consisted of the following (in thousands, except percentages):

	Year ended December 31,
	2025
Federal tax benefit at the statutory rate	$(4,707)	21.0%
State and local income taxes, net of federal income tax effect*	335	(1.5)
Foreign tax effects
Canada
Stock based compensation	268	(1.2)
Provincial taxes	305	(1.4)
Other	(12)	0.1
Denmark
Amortization	757	(3.4)
Other	(229)	1.0
Netherlands
Stock based compensation	533	(2.4)
Other	370	(1.7)
United Kingdom	244	(1.1)
Other foreign jurisdictions	(156)	0.7
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Global intangible low-taxed income inclusion	7,152	(31.9)
Base erosion waived deductions	1,581	(7.1)
Tax credits
Tax benefit of federal R&D credit	(5,727)	25.5
Change in domestic valuation allowance	(1,283)	5.7
Nontaxable or nondeductible items
Section 162(m) limitations	9,095	(40.6)
Stock based compensation	(5,987)	26.7
Meals & entertainment	904	(4.0)
Other	98	(0.1)
Changes in unrecognized tax benefits	213	(1.0)
Provision for taxes at the effective tax rate	$3,754	(16.7)%
*State taxes in Pennsylvania and Texas made up the majority (greater than 50%) of the tax effect in this category.

The components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Property and equipment	$3,061	$3,133
Accruals and reserves	259	255
Lease liability	5,824	6,554
Compensation and benefits	19,666	20,720
Deferred revenue	61,621	50,163
Net operating loss and credits	108,621	99,037
IRC 174 Capitalization	77,485	101,865
Other	513	2,287
Total deferred tax assets	277,050	284,014
Valuation allowance	(257,585)	(266,956)
Total deferred tax assets	19,465	17,058
Deferred tax liabilities:
Right-of-use asset	(5,774)	(6,412)
Acquired intangibles	(1,951)	(2,920)
Deferred commissions	(7,991)	(6,572)
Other deferred tax liabilities	(2,579)	(441)
Deferred tax liabilities	(18,295)	(16,345)
Total	$1,170	$713
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, we recognized a full valuation allowance against our net US deferred tax assets at December 31, 2025, because we believe it is more likely than not that these benefits will not be realized.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) amended Internal Revenue Code Section 174 to require specific research and experimental (“R&E”) expenditures be capitalized and amortized over five years (U.S. R&E) or fifteen years (non-U.S. R&E). However, the One Big Beautiful Bill Act (the “OBBB”), signed into law on July 4, 2025, amended the TCJA provision requiring capitalization and amortization of U.S. R&E to now allow full expensing of U.S. R&E in the year paid. Non-U.S. R&E is unchanged from the TCJA. In connection with this amendment, we elected not to immediately deduct the balance of previously capitalized U.S. R&E and therefore have a remaining deferred tax asset related to the Section 174 amortization of $77.5 million as of December 31, 2025.
As of December 31, 2025, we have federal and state net operating loss carryforwards of approximately $208.3 million and $283.9 million, respectively, available to reduce future taxable income. Federal and some state net operating losses incurred after 2017 will have an indefinite carryforward. The state net operating loss carryforwards will expire in varying amounts beginning in 2026. Additionally, we have total net operating loss carryforwards from international operations of $0.6 million that do not expire. We also have approximately $42.8 million of federal and $6.9 million of state tax credit carryforwards as of December 31, 2025. The federal credits will expire in varying amounts between the years 2036 and 2045. The state credits expire beginning in 2026. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended, and similar state provisions.
A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefits-beginning of period	$2,766	$2,276	$1,870
Additions for tax positions related to prior year	—	—	200
Reductions for tax positions related to prior year	(187)	(100)	—
Foreign currency adjustments	21	(10)	6
Additions for tax positions related to current year	400	600	200
Unrecognized tax benefits-end of period	$3,000	$2,766	$2,276
We have analyzed our inventory of tax positions taken with respect to all applicable income tax issues for all open tax years. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of December 31, 2025.
We are subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2025, tax years for 2021 through 2024 are subject to examination by the tax authorities. Generally, as of December 31, 2025, we are no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2021. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward.
Income taxes paid (net of refunds) are as follows (in thousands):

Year ended December 31,
2025
Federal	$(1,224)
State	296
Foreign	6,422
Total	$5,494
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

Year ended December 31,
2025
Canada	$1,579
Germany	316
Netherlands	2,218
United Kingdom	1,620

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
A reconciliation of the denominator used in the calculation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net loss	$(24,408)	$(1,761)	$(51,218)	$(3,824)	$(118,443)	$(9,082)

Denominator
Weighted-average common shares outstanding - basic and diluted	52,485,597	3,786,920	51,509,798	3,845,583	50,246,900	3,852,857
Basic and diluted net loss per share	$(0.47)	$(0.47)	$(0.99)	$(0.99)	$(2.36)	$(2.36)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of December 31,
	2025	2024	2023
Shares subject to outstanding common stock options	463,369	892,396	1,211,619
Shares subject to unvested restricted stock units and performance restricted stock units	2,856,553	2,723,666	2,198,411
Shares issuable pursuant to the ESPP	144,961	122,833	84,323
Shares underlying our convertible senior notes	6,132,025	6,132,025	9,547,320
19. Subsequent Events
On July 30, 2024, our board of directors authorized a share repurchase plan for up to $100 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). During the fourth quarter of 2025, Workiva purchased approximately 131,000 shares for $11.5 million under the 2024 Repurchase Plan. As of December 31, 2025, approximately $28 million remained available under the 2024 Repurchase Plan for future share repurchases. On February 16, 2026, our board of directors modified the 2024 Repurchase Plan to authorize an additional $250 million of the Company’s outstanding Class A common stock for repurchase under the plan.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Based on that assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting as of December 31, 2025, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Short-Term Incentive Plan
On February 16, 2026, the Compensation Committee of our Board of Directors approved the 2026 Short-Term Incentive Plan applicable to our executive officers for the fiscal year ending December 31, 2026. The Plan provides our executive officers with the opportunity to earn cash bonuses based upon the achievement of pre-established performance metrics determined by the Committee, which may include one or more of revenue growth, free cash flow, or operating income (loss) excluding stock compensation and amortization of acquisition related intangible assets. The Committee sets the target award for each participating executive as a percentage of base salary. Following the end of fiscal 2026, the Committee will review our attainment of the metrics and determine actual payouts, subject to upward or downward adjustment in its discretion.
Share Repurchase Plan
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”).
During the fourth quarter of 2025, Workiva purchased approximately 131,000 shares for $11.5 million under the 2024 Repurchase Plan. As of December 31, 2025, approximately $28 million remained available under the plan for future share repurchases. On February 16, 2026, our board of directors modified the 2024 Repurchase Plan to authorize an additional $250 million of the Company’s outstanding Class A common stock for repurchase under the plan. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares may be repurchased through open market purchases in accordance with the requirements of Exchange Act Rule 10b-18, or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
Director and Officer Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
a)    Directors of the Company.
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)    Executive Officers of the Company.
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Executive Officers” and is incorporated herein by reference.
c)    Delinquent Section 16(a) Reports.
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d)     Code of Ethics.
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
f)    Insider Trading Policy.
The Company has adopted an insider trading policy which governs transactions in our securities by its directors, officers, employees, any applicable consultants and contractors (as determined by the Company), and each of their respective family members, and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. In addition, it is the Company’s policy to comply with applicable securities laws, including insider trading laws, when engaging in any transactions in Company securities. A copy of our insider trading policy is included with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois.
This information is included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
3.Exhibits:

Exhibit Number	Description

3.01	Amended and Restated Certificate of Incorporation of Workiva Inc., incorporated by reference from Exhibit 3.1(a)to the Company’s Current Report on Form 8-K filed on June 2, 2025.

3.02	Bylaws of Workiva Inc. as amended, incorporated by reference from Exhibit 3.02 on Form 10-K for the year ended December 31, 2024 filed on February 25, 2025.

4.01	Form of the Company’s Class A common stock certificate, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 17, 2014.

4.02
Indenture, dated August 16, 2019, between Workiva Inc. and U.S. Bank National Association, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16, 2019.

4.03	Form of 1.125% Convertible Senior Note due 2026, incorporated by reference from Exhibit A to the Indenture filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16, 2019.

4.04	Description of Capital Stock, as amended (filed herewith).

4.05
Indenture, dated August 17, 2023, between Workiva Inc. and U.S. Bank Trust Company, National Association, incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 17 2023.

4.06	Form of 1.250% Convertible Senior Note due 2028, incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 17, 2023.

10.01*	Workiva Inc. 2014 Equity Incentive Plan, incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2014.

10.02*
Form of Nonqualified Stock Option Grant for Executive Officers under 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.03*
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

10.05*
Severance and Transition Services Agreement, dated October 30, 2025, between the Company and Jill E. Klindt, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2025.

10.06*
Severance Agreement and General Release, dated October 30, 2025, by and between the Company and Michael Hawkins, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2025.

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

10.13*	Workiva Inc. Amended and Restated 2014 Equity Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2022.

10.14*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.15*	Form of Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.16*	Form of Performance Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 3, 2022.

10.17*	Form of Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 31, 2023.

10.18*	Form of Performance Restricted Stock Unit Agreement (Executive Employees) incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 31, 2023.

10.19*	Form of Employment Agreement (Executive Employees) (filed herewith).

10.20*
Employment Agreement, dated December 4, 2025, by and between the Company and Barbara Larson, incorporated by reference from Exhibit 10.1+ to the Company’s Current Report on Form 8-K filed on December 10, 2025.

Exhibit Number	Description

10.21*
Workiva Inc. Amended and Restated 2014 Equity Incentive Plan (As Amended and Restated May 30, 2024), incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2024.

10.22*	Offer Letter, dated January 27, 2026, by and between the Company and R. Scott Herren (filed herewith).

10.23*	Offer Letter, dated January 27, 2026, by and between the Company and Mark S. Peek (filed herewith).
10.24*	Form of Restricted Stock Unit Agreement (Non-Employee Directors), incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2025.

19.1	Workiva Inc. Insider Trading Policy, incorporated by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2025.

21.01	List of Subsidiaries of the Company (filed herewith).

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.01	Power of attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.01	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01#	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02#	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Workiva Inc. Clawback Policy, incorporated by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

101
The following financial information from Workiva Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2026.

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

Signature	Title	Date

/s/ Julie Iskow	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
Julie Iskow

/s/ Barbara Larson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2026
Barbara Larson

/s/ Michael M. Crow, Ph.D.	Director	February 19, 2026
Michael M. Crow, Ph.D.

/s/ Robert H. Herz	Director	February 19, 2026
Robert H. Herz

/s/ Astha Malik	Director	February 19, 2026
Astha Malik

/s/ Suku Radia	Director	February 19, 2026
Suku Radia

/s/ Martin J. Vanderploeg, Ph.D.	Director	February 19, 2026
Martin J. Vanderploeg, Ph.D.
S-1