Form 10-Q
period 2026-03-31
WORKIVA INC
filed 2026-05-05
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 29, 2026, there were approximately 52,549,753 shares of the registrant's Class A common stock and 3,569,583 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “will” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the Securities and Exchange Commission ("SEC"), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of March 31, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$334,260	$338,769
Marketable securities	529,116	552,852
Accounts receivable, net of allowance for doubtful accounts of $920 and $1,043 at March 31, 2026 and December 31, 2025, respectively	138,109	168,984
Deferred costs	64,793	62,619
Other receivables	7,925	10,383
Prepaid expenses and other	33,939	28,778
Total current assets	1,108,142	1,162,385

Property and equipment, net	19,832	20,546
Operating lease right-of-use assets	10,577	13,986
Deferred costs, non-current	53,958	59,767
Goodwill	204,174	206,164
Intangible assets, net	21,511	22,270
Other assets	7,184	8,453
Total assets	$1,425,378	$1,493,571

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$10,665	$8,932
Accrued expenses and other current liabilities	89,316	113,115
Deferred revenue	514,310	547,919
Convertible senior notes, current	71,140	71,072
Finance lease obligations	623	614
Total current liabilities	686,054	741,652

Convertible senior notes, non-current	696,807	696,263
Deferred revenue, non-current	35,001	37,305
Other long-term liabilities	102	92
Operating lease liabilities, non-current	6,965	10,472
Finance lease obligations, non-current	13,064	13,223
Total liabilities	1,437,993	1,499,007

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 52,798,288 and 52,712,836 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	53	53
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,569,583 and 3,607,583 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	699,649	720,923
Accumulated deficit	(714,856)	(733,852)
Accumulated other comprehensive income	2,535	7,436
Total stockholders’ deficit	(12,615)	(5,436)
Total liabilities and stockholders’ deficit	$1,425,378	$1,493,571

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended March 31,
	2026	2025
Revenue
Subscription and support	$225,355	$185,512
Professional services	21,951	20,768
Total revenue	247,306	206,280
Cost of revenue
Subscription and support	35,183	34,062
Professional services	13,362	14,280
Total cost of revenue	48,545	48,342
Gross profit	198,761	157,938
Operating expenses
Research and development	52,913	53,780
Sales and marketing	104,485	101,671
General and administrative	26,042	27,237
Total operating expenses	183,440	182,688
Income (loss) from operations	15,321	(24,750)
Interest income	8,103	8,747
Interest expense	(3,194)	(3,195)
Other income (expense), net	398	(233)
Income (loss) before provision for income taxes	20,628	(19,431)
Provision for income taxes	1,632	1,940
Net income (loss)	$18,996	$(21,371)
Net income (loss) per common share
Basic	$0.33	$(0.38)
Diluted	$0.33	$(0.38)
Weighted-average common shares outstanding
Basic	56,885,568	56,157,533
Diluted	58,441,679	56,157,533

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
	Three months ended March 31,
	2026	2025
Net income (loss)	$18,996	$(21,371)
Other comprehensive (loss) income
Foreign currency translation adjustment	(3,213)	3,937
Unrealized (loss) gain on available-for-sale securities	(1,688)	369
Other comprehensive (loss) income	(4,901)	4,306
Comprehensive income (loss)	$14,095	$(17,065)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands) (unaudited)

Three Months Ended March 31, 2026
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2025	56,320	$57	$720,923	$7,436	$(733,852)	$(5,436)
Stock-based compensation expense	—	—	28,607	—	—	28,607
Issuance of common stock upon exercise of stock options	44		729	—	—	729
Issuance of common stock under employee stock purchase plan	140	—	8,052	—	—	8,052
Issuance of restricted stock units	749	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(122)	—	(8,662)	—	—	(8,662)
Repurchases of Class A common stock	(763)	—	(50,000)	—	—	(50,000)
Net income		—	—	—	18,996	18,996
Other comprehensive loss	—	—	—	(4,901)	—	(4,901)
Balances at March 31, 2026	56,368	$57	$699,649	$2,535	$(714,856)	$(12,615)

Three Months Ended March 31, 2025
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2024	55,492	$56	$672,363	$(6,420)	$(707,683)	$(41,684)
Stock-based compensation expense	—	—	27,888	—	—	27,888
Issuance of common stock upon exercise of stock options	44	—	631	—	—	631
Issuance of common stock under employee stock purchase plan	119	—	7,535	—	—	7,535
Issuance of restricted stock units	698	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(138)	—	(12,922)	—	—	(12,922)
Repurchases of Class A common stock	(462)	—	(40,118)	—	—	(40,118)
Net loss	—	—	—	—	(21,371)	(21,371)
Other comprehensive income	—	—	—	4,306	—	4,306
Balances at March 31, 2025	55,753	$56	$655,377	$(2,114)	$(729,054)	$(75,735)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$18,996	$(21,371)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,516	2,893
Stock-based compensation expense	28,607	27,888
(Recovery of) provision for doubtful accounts	(118)	12
Accretion of premiums and discounts on marketable securities, net	(801)	(1,695)
Amortization of debt discount and issuance costs	612	610
Gain on lease modification	(307)	—
Deferred income tax	(269)	(64)
Changes in assets and liabilities:
Accounts receivable	30,156	30,636
Deferred costs	2,878	4,093
Operating lease right-of-use assets	1,260	1,329
Other receivables	2,439	994
Prepaid expenses and other	(5,221)	(5,653)
Other assets	1,233	(648)
Accounts payable	1,971	6,651
Deferred revenue	(33,255)	(18,438)
Operating lease liabilities	(1,167)	(831)
Accrued expenses and other liabilities	(23,054)	(33,764)
Net cash provided by (used in) operating activities	26,476	(7,358)

Cash flows from investing activities
Purchase of property and equipment	(728)	(763)
Purchase of marketable securities	(91,501)	(102,965)
Maturities of marketable securities	114,350	94,614
Acquisitions, net of cash acquired	(750)	—
Purchase of intangible assets	(26)	(19)
Net cash provided by (used in) investing activities	21,345	(9,133)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended March 31,
	2026	2025

Cash flows from financing activities
Proceeds from option exercises	729	631
Taxes paid related to net share settlements of stock-based compensation awards	(8,662)	(12,922)
Proceeds from shares issued in connection with employee stock purchase plan	8,052	7,535
Repurchases of Class A common stock	(50,000)	(40,118)
Principal payments on finance lease obligations	(150)	(138)
Net cash used in financing activities	(50,031)	(45,012)
Effect of foreign exchange rates on cash	(2,299)	1,889

Net decrease in cash, cash equivalents, and restricted cash	(4,509)	(59,614)
Cash, cash equivalents, and restricted cash at beginning of period	339,481	302,350
Cash, cash equivalents, and restricted cash at end of period	$334,972	$242,736

Supplemental cash flow disclosure
Cash paid for interest	$4,976	$4,979
Cash paid for income taxes, net of refunds	$1,923	$3,029

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$—	$442

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$334,260	$242,024
Restricted cash included within prepaid expenses and other at end of period	712	712
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$334,972	$242,736

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading, AI-powered platform for trust, transparency, and accountability. Accounting, finance, sustainability, risk, and audit teams worldwide rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, AI-powered, audit-ready, collaborative platform. Our operational headquarters are located in Ames, Iowa. We also lease office facilities or contract with flexible workspace providers throughout the United States ("U.S."). and internationally.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
Seasonality affects our revenue and cash flows from operations. Revenue from professional services is generally higher in the first quarter of our calendar year as many of our customers file their Form 10-K in the first calendar quarter. Our operating cash flow may be affected by the timing of employee cash bonus payments during the first and fourth calendar quarters and by the timing of payouts under our commission plans in the first quarter. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 19, 2026.
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
Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which amends the guidance in ASC 470-20 for induced conversions of convertible debt instruments. The update clarifies the accounting treatment for debt conversion wherein inducement offers are made, regardless of whether the settlement is in equity, cash, or a combination of both. Previously, induced conversions were limited to equity settlements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025. We adopted this standard for the annual period beginning on January 1, 2026. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
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

2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Customer deposits	$23,130	$25,466
Accrued commissions	11,776	18,529
Accrued bonuses	9,800	6,884
Accrued vacation	8,697	11,939
Accrued payroll	7,625	10,625
Operating lease liabilities	4,871	5,704
ESPP employee contributions	4,865	8,234
Estimated health insurance claims	3,208	3,846
Accrued interest	1,197	3,591
Accrued other liabilities	14,147	18,297
Total	$89,316	$113,115

3. Cash Equivalents and Marketable Securities
As of March 31, 2026, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$206,686	$—	$—	$206,686
Commercial paper	3,467	—	—	3,467
U.S. treasury debt securities	251,663	217	(269)	251,611
U.S. government agency debt securities	77,682	8	(255)	77,435
Corporate debt securities	201,816	126	(350)	201,592
	$741,314	$351	$(874)	$740,791
Included in cash and cash equivalents	$211,675	$—	$—	$211,675
Included in marketable securities	$529,639	$351	$(874)	$529,116
As of December 31, 2025, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$201,592	$—	$—	$201,592
Commercial paper	3,433	—	—	3,433
U.S. treasury debt securities	287,930	697	(8)	288,619
U.S. government agency debt securities	78,946	59	(25)	78,980
Corporate debt securities	196,851	481	(38)	197,294
	$768,752	$1,237	$(71)	$769,918
Included in cash and cash equivalents	$217,063	$3	$—	$217,066
Included in marketable securities	$551,689	$1,234	$(71)	$552,852

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of March 31, 2026
Due within one year	$304,425
Due in one to two years	214,878
Due in three to five years	9,813
$529,116
The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of March 31, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2026
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$129,625	$(268)	$1,000	$(1)
U.S. government agency debt securities	61,007	(255)	—	—
Corporate debt securities	119,467	(350)	—	—
Total	$310,099	$(873)	$1,000	$(1)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of March 31, 2026, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of March 31, 2026, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of March 31, 2026			Fair Value Measurements as of December 31, 2025
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$206,686	$206,686	$—	$201,592	$201,592	$—
Commercial paper	3,467	—	3,467	3,433	—	3,433
U.S. treasury debt securities	251,611	—	251,611	288,619	—	288,619
U.S. government agency debt securities	77,435	—	77,435	78,980	—	78,980
Corporate debt securities	201,592	—	201,592	197,294	—	197,294
	$740,791	$206,686	$534,105	$769,918	$201,592	$568,326

Included in cash and cash equivalents	$211,675			$217,066
Included in marketable securities	$529,116			$552,852
Convertible Senior Notes
As of March 31, 2026, the fair value of our convertible senior notes due in 2026 and 2028 was $67.2 million and $654.9 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

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
As of March 31, 2026, the Free Convertibility Date for the 2026 Notes is less than one year from the balance sheet date and therefore the 2026 Notes are classified as current liabilities on the condensed consolidated balance sheets. During the first quarter of 2026 none of the conversion conditions related to our 2028 Notes were met and therefore the 2028 Notes are not convertible at the option of the holders. As a result, the 2028 Notes were classified as non-current liabilities on the condensed consolidated balance sheets as of March 31, 2026.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of March 31, 2026, the remaining life of the 2026 Notes and 2028 Notes were approximately 0.4 years and 2.4 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	As of March 31, 2026		As of December 31, 2025
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(102)	(5,193)	(170)	(5,737)
Net carrying amount	$71,140	$696,807	$71,072	$696,263

Interest expense related to the Notes was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Contractual interest expense	$2,394	$2,394
Amortization of issuance costs	612	610
Total	$3,006	$3,004

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
7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, performance restricted stock units, options to purchase Class A common stock and Employee Stock Purchase Plan ("ESPP") purchase rights. In December 2014, our Board of Directors adopted and the Company’s stockholders approved the 2014 Equity Incentive Plan ("the Plan").
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue
Subscription and support	$2,848	$2,433
Professional services	1,189	996
Operating expenses
Research and development	6,401	6,050
Sales and marketing	9,847	9,751
General and administrative	8,322	8,658
Total	$28,607	$27,888
Stock Options
The following table summarizes the option activity under the Plan for the three months ended March 31, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2025	463,369	$13.72	1.1
Exercised	(43,692)	16.68
Outstanding at March 31, 2026	419,677	$13.41	0.9

Exercisable at March 31, 2026	419,677	$13.41	0.9
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2025	2,856,553	$90.25
Granted	1,602,036	76.73
Forfeited	(83,689)	86.78
Vested(1)	(705,661)	97.09
Unvested at March 31, 2026	3,669,239	$83.11
(1) During the three months ended March 31, 2026, in accordance with our Nonqualified Deferred Compensation Plan, no recipients elected to defer settlement of their vested restricted stock units and 42,406 shares were released from deferral.
Employee Stock Purchase Plan
During the three months ended March 31, 2026, 140,328 shares of common stock were purchased under the ESPP at a weighted-average price of $57.38 per share, resulting in cash proceeds of $8.1 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of March 31, 2026, there was approximately $1.8 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.
8. Revenue Recognition
Deferred Revenue
We recognized $206.5 million and $170.2 million of revenue during the three months ended March 31, 2026 and 2025, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations
As of March 31, 2026, we expect revenue of approximately $1,430.7 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $765.4 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.6	$27,844	$(18,398)	$9,446	$27,010	$(17,565)	$9,445
Acquired customer-related	9.8	17,277	(6,737)	10,540	17,663	(6,435)	11,228
Acquired trade names	5.0	720	(576)	144	738	(553)	185
Patents and perpetual licenses	8.3	3,758	(2,377)	1,381	3,731	(2,319)	1,412
Total	6.7	$49,599	$(28,088)	$21,511	$49,142	$(26,872)	$22,270
In the first quarter of the subsequent annual period in which an intangible asset becomes fully amortized, the gross carrying amount and accumulated amortization are removed from the preceding table.
Amortization expense related to intangible assets was $1.5 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2026	$4,860
2027	5,108
2028	4,207
2029	2,962
2030	1,947
Thereafter	2,427
Total expected amortization expense	$21,511
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2025	$206,164
Foreign currency translation adjustments	(1,990)
Balance at March 31, 2026	$204,174

Asset Acquisition
On March 9, 2026, we acquired a company with deep expertise in data automation. The acquisition was not material to the consolidated financial statements.
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
A reconciliation of the denominator used in the calculation of basic and diluted income (loss) per share is as follows (in thousands, except share and per share data):

	Three months ended
	March 31, 2026		March 31, 2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator
Net income (loss), basic	$17,796	$1,200	$(19,908)	$(1,463)
Denominator
Weighted-average shares outstanding, basic	53,292,763	3,592,805	52,311,950	3,845,583
Net income (loss) per share, basic	$0.33	$0.33	$(0.38)	$(0.38)

Diluted net income (loss) per share
Numerator
Net income (loss), basic	$17,796	$1,200	$(19,908)	$(1,463)
Interest on convertible notes, net of tax	244	16	—	—
Net income (loss), diluted	$18,040	$1,216	$(19,908)	$(1,463)
Denominator
Weighted-average shares outstanding, basic	53,292,763	3,592,805	52,311,950	3,845,583
Weighted-average effect of dilutive securities:
Employee share-based awards	625,177	42,147	—	—
Convertible senior notes	832,653	56,134	—	—
Number of shares used in diluted calculation	54,750,592	3,691,087	52,311,950	3,845,583
Net income (loss) per share, diluted	$0.33	$0.33	$(0.38)	$(0.38)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net income (loss) per common share were as follows:

	Three months ended March 31,
	2026	2025
Shares subject to outstanding common stock options	—	848,151
Shares subject to unvested restricted stock units and performance restricted stock units	—	3,144,913
Shares issuable pursuant to the ESPP	—	91,315
Shares underlying our convertible senior notes	5,243,238	6,132,025

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
Revenue by geography is generally based on the country of the customer as specified in our subscription order. Revenue by geographical region consisted of the following (in thousands):

	Three months ended March 31,
	2026	2025
United States	$176,324	$154,551
Other countries	70,982	51,729
Total	$247,306	$206,280
No country other than the United States represented more than 10% of total revenue during the periods presented.
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
United States	$22,812	$25,788
United Kingdom	4,801	5,352
Other countries	2,796	3,392
Total	$30,409	$34,532
12. Provision for Income Taxes
For the three months ended March 31, 2026 and 2025, the Company recorded a provision for income taxes of $1.6 million on pretax income of $20.6 million and $1.9 million on pretax loss of $19.4 million, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was approximately 7.9% and (10.0)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of the level and mix of earnings among tax jurisdictions and consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have a full valuation allowance on our U.S. deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2026. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount expanded to 2,880 at March 31, 2026 from 2,873 at March 31, 2025, an increase of 0.2%.
We have achieved significant revenue growth in recent periods. Our revenue grew to $247.3 million during the three months ended March 31, 2026 from $206.3 million during the three months ended March 31, 2025. We generated net income of $19.0 million during the three months ended March 31, 2026 compared to net loss of $21.4 million during the three months ended March 31, 2025.

We continue to invest for future growth and are focused on several key drivers, including our connected AI-powered platform, fit-for-purpose solutions, global expansion, and our partner ecosystem. These growth drivers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses.
Effects of Policy and Regulatory Uncertainty
Sales of our sustainability management solutions have been, and may continue to be, materially impacted by domestic and global policy uncertainties. Shifts in regulatory priorities, market sentiment, and legal challenges to sustainability-related rules and regulations are affecting our market expansion opportunities in the U.S. and abroad. For example, on February 25, 2025, the European Commission unveiled the first “Omnibus” package to advance EU competitiveness and simplification of rules on sustainability. Among other measures, the package proposed streamlining key sustainability frameworks. On December 16, 2025, the European Parliament adopted the Omnibus Directive, which is part of the first Omnibus simplification package. The Council of the European Union formally adopted the resulting directive on February 24, 2026, and the Omnibus Directive was published in the Official Journal of the European Union on February 26, 2026, entering into force on March 18, 2026. The Omnibus Directive revises scoping thresholds, removes the climate transition plan requirement, and implements targeted amendments across the Corporate Sustainability Reporting Directive (“CSRD”). The adoption resulted in substantive amendments to the CSRD. We believe that the revised thresholds under these amendments have influenced the pace of customer adoption of our sustainability solutions. The potential impact on our growth trajectory of these changes, and of global policy uncertainty generally, cannot be accurately predicted.
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

Key Performance Indicators

	Three months ended March 31,
	2026	2025

	(dollars in thousands)
Financial metrics
Total revenue	$247,306	$206,280
Percentage increase in total revenue	19.9%	17.4%
Subscription and support revenue	$225,355	$185,512
Percentage increase in subscription and support revenue	21.5%	19.7%
Subscription and support as a percent of total revenue	91.1%	89.9%

	As of March 31,
	2026	2025
Operating metrics
Number of customers	6,665	6,385
Gross retention rate	97.3%	97.3%
Net retention rate	112.4%	110.1%
Number of customers with annual contract value $100k+	2,575	2,079
Number of customers with annual contract value $300k+	605	439
Number of customers with annual contract value $500k+	265	191
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
Our gross retention rate was 97.3% as of March 31, 2026, flat from March 31, 2025. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for over half of our revenue attrition in the latest quarter.
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
Our net retention rate including add-ons was 112.4% as of the quarter ended March 31, 2026, up from 110.1% as of March 31, 2025.
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

	Three months ended March 31,
	2026	2025
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	79.9%	74.1%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	43.8%	38.4%
Subscription and support revenue from customers with annual contract value of $500k+ as a percent of total subscription and support revenue	29.5%	25.9%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the three months ended March 31, 2026 and 2025, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended March 31,
	2026	2025

	(in thousands)
Revenue
Subscription and support	$225,355	$185,512
Professional services	21,951	20,768
Total revenue	247,306	206,280
Cost of revenue
Subscription and support(1)	35,183	34,062
Professional services(1)	13,362	14,280
Total cost of revenue	48,545	48,342
Gross profit	198,761	157,938
Operating expenses
Research and development(1)	52,913	53,780
Sales and marketing(1)	104,485	101,671
General and administrative(1)	26,042	27,237
Total operating expenses	183,440	182,688
Income (loss) from operations	15,321	(24,750)
Interest income	8,103	8,747
Interest expense	(3,194)	(3,195)
Other income (expense), net	398	(233)
Income (loss) before provision for income taxes	20,628	(19,431)
Provision for income taxes	1,632	1,940
Net income (loss)	$18,996	$(21,371)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended March 31,
	2026	2025

	(in thousands)
Cost of revenue
Subscription and support	$2,848	$2,433
Professional services	1,189	996
Operating expenses
Research and development	6,401	6,050
Sales and marketing	9,847	9,751
General and administrative	8,322	8,658
Total stock-based compensation expense	$28,607	$27,888

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended March 31,
	2026	2025
Revenue
Subscription and support	91.1%	89.9%
Professional services	8.9	10.1
Total revenue	100.0	100.0
Cost of revenue
Subscription and support	14.2	16.5
Professional services	5.4	6.9
Total cost of revenue	19.6	23.4
Gross profit	80.4	76.6
Operating expenses
Research and development	21.4	26.1
Sales and marketing	42.2	49.3
General and administrative	10.6	13.2
Total operating expenses	74.2	88.6
Income (loss) from operations	6.2	(12.0)
Interest income	3.3	4.2
Interest expense	(1.3)	(1.5)
Other income (expense), net	0.2	(0.1)
Income (loss) before provision for income taxes	8.4	(9.4)
Provision for income taxes	0.7	0.9
Net income (loss)	7.7%	(10.3)%
Comparison of Three Months Ended March 31, 2026 and 2025
Revenue

	Three months ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Revenue
Subscription and support	$225,355	$185,512	21.5%
Professional services	21,951	20,768	5.7%
Total revenue	$247,306	$206,280	19.9%
Total revenue increased $41.0 million for the three months ended March 31, 2026 compared to the same quarter a year ago due to a $39.8 million increase in subscription and support revenue. Growth in subscription and support revenue in the first quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services increased $1.2 million for the three months ended March 31, 2026 compared to the same quarter a year ago primarily due to XBRL services. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.

Cost of Revenue

	Three months ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$35,183	$34,062	3.3%
Professional services	13,362	14,280	(6.4)%
Total cost of revenue	$48,545	$48,342	0.4%
Cost of revenue increased $0.2 million during the three months ended March 31, 2026 compared to the same quarter a year ago. Subscription and support cost of revenue increased $1.1 million due primarily to $0.2 million in higher cash-based compensation and benefits costs, $0.4 million of additional stock-based compensation, and a $0.4 million increase in the cost of licensed platform content. The change in compensation was primarily driven by normal compensation increases for existing headcount and was partially offset by reduced expenses of $0.8 million recognized as a result of our transition from a paid-time-off (“PTO”) model to a flexible-time-off (“FTO”) model which was announced in the second half of 2025 and became effective in 2026 as well as a benefit of $0.4 million for a change in the timing of employer 401(k) match contributions in 2026. The increase in the cost of licensed platform content resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue decreased $0.9 million due primarily to a $0.9 million decrease in cash-based compensation and benefits costs partially offset by $0.2 million of additional stock-based compensation. The change in compensation was primarily driven by reduced expenses of $0.5 million recognized as a result of our transition from a PTO model to a FTO model as well as a benefit of $0.2 million for a change in the timing of employer 401(k) match.
Operating Expenses

	Three months ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Operating expenses
Research and development	$52,913	$53,780	(1.6)%
Sales and marketing	104,485	101,671	2.8%
General and administrative	26,042	27,237	(4.4)%
Total operating expenses	$183,440	$182,688	0.4%

Research and Development
Research and development expenses decreased $0.9 million during the three months ended March 31, 2026 compared to the same quarter a year ago due primarily to a $0.3 million decrease in cash-based compensation and benefits costs, a $0.3 million decrease in travel expense, and a $0.6 million decrease in internal event costs partially offset by $0.4 million of additional stock-based compensation and a $0.5 million increase in professional service fees. The change in compensation was primarily driven by a modest increase in employee headcount and was offset by reduced expenses of $2.0 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026 as well as a benefit of $0.6 million for a change in the timing of employer 401(k) match contributions in 2026. The decrease in travel expense and internal event costs relates to our annual research and development event which spanned the first and second quarters of 2025 but will be held in the second quarter of 2026. The increase in professional service fees resulted primarily from our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $2.8 million during the three months ended March 31, 2026 compared to the same quarter a year ago due primarily to $3.6 million in higher cash-based compensation and benefits costs, a $0.7 million increase in marketing and advertising, and a $0.5 million increase in professional service fees partially offset by a $1.3 million decrease in internal event costs and a $0.7 million decrease in travel expense. The change in compensation was primarily due to an increase in employee headcount and our continued investment in our go-to-market activities and was partially offset by reduced expenses of $2.0 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026 and a benefit of $0.6 million for a change in the timing of employer 401(k) match contributions in 2026.
General and Administrative
General and administrative expenses decreased $1.2 million during the three months ended March 31, 2026 compared to the same quarter a year ago due primarily to a $0.9 million decrease in cash-based compensation and benefits costs and a $0.2 million decrease in stock-based compensation. The change in compensation was primarily driven by normal compensation increases for existing headcount and was offset by reduced expenses of $0.9 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026 as well as a benefit of $0.3 million for a change in the timing of employer 401(k) match contributions in 2026.

Non-Operating Income (Expenses)

	Three months ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Interest income	$8,103	$8,747	(7.4)%
Interest expense	(3,194)	(3,195)	—%
Other income (expense), net	398	(233)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense, and Other Income (Expense), Net
During the three months ended March 31, 2026, interest income decreased $0.6 million compared to the same quarter a year ago primarily due to lower interest rates. Interest expense remained relatively flat compared to the same quarter a year ago. Other income, net increased $0.6 million compared to the same quarter a year ago due primarily to gains on foreign currency transactions.
Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $863.4 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have generated significant operating losses as reflected in our accumulated deficit on our condensed consolidated balance sheets. While we may incur operating losses and negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of our 1.250% 2028 Notes. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% 2026 Notes in separate and individually negotiated transactions with certain holders. As of March 31, 2026, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $71.1 million and $696.8 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.

Share Repurchase Plan
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). On February 16, 2026, our board of directors modified the 2024 Repurchase Plan to authorize an additional $250 million of the Company’s outstanding Class A common stock for repurchase under the plan. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares may be repurchased through open market purchases in accordance with the requirements of Exchange Act Rule 10b-18, or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. As of March 31, 2026, we have repurchased $121.6 million of our Class A common stock under the 2024 Repurchase Plan.
Cash Flows

	Three months ended March 31,
	2026	2025

	(in thousands)
Cash flow provided by (used in) operating activities	$26,476	$(7,358)
Cash flow provided by (used in) investing activities	21,345	(9,133)
Cash flow used in financing activities	(50,031)	(45,012)
Net decrease in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$(4,509)	$(59,614)
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs of cloud infrastructure services.
Cash provided by operating activities of $26.5 million for the three months ended March 31, 2026 consisted of net income of $19.0 million adjusted for non-cash charges of $30.2 million and net cash outflows of $22.8 million from changes in operating assets and liabilities. The decrease in deferred revenue was driven by the deduction of bookings and timing of billings in the current period. The decrease in accounts receivable was driven by collections outpacing invoicing driven by the volume of invoicing in the prior period. The decrease in accrued expenses and other liabilities was due in part to timing of accruals and payments.
Cash used in operating activities of $7.4 million for the three months ended March 31, 2025 consisted of a net loss of $21.4 million adjusted for non-cash charges of $29.6 million and net cash outflows of $15.6 million from changes in operating assets and liabilities. The decrease in accrued expenses and other liabilities was due in part to a reduction in accrued commissions as we experience higher bookings at year-end driving a reduction the following quarter. The decrease in deferred revenue was driven by the deduction of bookings and timing of billings in the current period.

Investing Activities
Cash provided by investing activities of $21.3 million for the three months ended March 31, 2026 consisted of $114.4 million from the maturities of marketable securities partially offset by $91.5 million in purchases of marketable securities, $0.8 million for acquisitions, net of cash, and $0.7 million in purchases of fixed assets. Our capital expenditures primarily consisted of computer equipment in support of work force.
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
Financing Activities
Cash used in financing activities of $50.0 million for the three months ended March 31, 2026 consisted of $50.0 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $8.7 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $8.1 million in proceeds from shares issued in connection with our Employee Stock Purchase Plan ("ESPP") and $0.7 million in proceeds from option exercises.
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
Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
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
During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2026 to the risk factors that were included in the Form 10-K.
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
The following table summarizes the share repurchase activity for the three months ended March 31, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	185,318	$80.92	185,318	$13,393
February 1, 2026 to February 28, 2026	100,061	$59.94	100,061	$257,395
March 1, 2026 to March 31, 2026	477,338	$60.73	477,338	$228,405
Total	762,717		762,717

Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of May, 2026.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Barbara Larson
Name:	Barbara Larson
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1