Form 10-Q
period 2026-06-30
WORKIVA INC
filed 2026-08-04
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 28, 2026, there were approximately 50,846,905 shares of the registrant's Class A common stock and 3,569,583 shares of the registrant's Class B common stock outstanding.

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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of June 30, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$252,482	$338,769
Marketable securities	562,760	552,852
Accounts receivable, net of allowance for credit losses of $838 and $1,043 at June 30, 2026 and December 31, 2025, respectively	147,511	168,984
Deferred costs	64,595	62,619
Other receivables	9,892	10,383
Prepaid expenses and other	26,733	28,778
Total current assets	1,063,973	1,162,385

Property and equipment, net	18,970	20,546
Operating lease right-of-use assets	9,700	13,986
Deferred costs, non-current	51,045	59,767
Goodwill	203,599	206,164
Intangible assets, net	19,846	22,270
Other assets	7,318	8,453
Total assets	$1,374,451	$1,493,571

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of June 30, 2026	As of December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$11,778	$8,932
Accrued expenses and other current liabilities	105,063	113,115
Deferred revenue	533,867	547,919
Convertible senior notes, current	71,208	71,072
Finance lease obligations	631	614
Total current liabilities	722,547	741,652

Convertible senior notes, non-current	697,352	696,263
Deferred revenue, non-current	32,429	37,305
Other long-term liabilities	101	92
Operating lease liabilities, non-current	6,195	10,472
Finance lease obligations, non-current	12,903	13,223
Total liabilities	1,471,527	1,499,007

Stockholders’ deficit
Class A common stock, $0.001 par value per share, 1,000,000,000 shares authorized, 50,521,260 and 52,712,836 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	51	53
Class B common stock, $0.001 par value per share, 500,000,000 shares authorized, 3,569,583 and 3,607,583 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	4
Preferred stock, $0.001 par value per share, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	603,995	720,923
Accumulated deficit	(701,414)	(733,852)
Accumulated other comprehensive income	288	7,436
Total stockholders’ deficit	(97,076)	(5,436)
Total liabilities and stockholders’ deficit	$1,374,451	$1,493,571

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Subscription and support	$236,302	$198,223	$461,657	$383,735
Professional services	18,988	16,964	40,939	37,732
Total revenue	255,290	215,187	502,596	421,467
Cost of revenue
Subscription and support	36,742	35,277	71,925	69,339
Professional services	13,281	14,266	26,643	28,546
Total cost of revenue	50,023	49,543	98,568	97,885
Gross profit	205,267	165,644	404,028	323,582
Operating expenses
Research and development	57,497	54,843	110,410	108,623
Sales and marketing	109,017	104,025	213,502	205,696
General and administrative	27,083	28,922	53,125	56,159
Total operating expenses	193,597	187,790	377,037	370,478
Income (loss) from operations	11,670	(22,146)	26,991	(46,896)
Interest income	7,712	8,344	15,815	17,091
Interest expense	(3,193)	(3,194)	(6,387)	(6,389)
Other income (expense), net	564	(736)	962	(969)
Income (loss) before provision for income taxes	16,753	(17,732)	37,381	(37,163)
Provision for income taxes	3,311	1,668	4,943	3,608
Net income (loss)	$13,442	$(19,400)	$32,438	$(40,771)
Net income (loss) per common share
Basic	$0.24	$(0.35)	$0.59	$(0.73)
Diluted	$0.24	$(0.35)	$0.58	$(0.73)
Weighted-average common shares outstanding
Basic	55,638,926	56,076,723	55,259,608	56,133,286
Diluted	56,056,066	56,076,723	55,819,175	56,133,286

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$13,442	$(19,400)	$32,438	$(40,771)
Other comprehensive (loss) income
Foreign currency translation adjustment	(1,205)	9,089	(4,418)	13,026
Unrealized (loss) gain on available-for-sale securities	(1,042)	(181)	(2,730)	188
Other comprehensive (loss) income	(2,247)	8,908	(7,148)	13,214
Comprehensive income (loss)	$11,195	$(10,492)	$25,290	$(27,557)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands) (unaudited)

Six Months Ended June 30, 2026
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2025	56,320	$57	$720,923	$7,436	$(733,852)	$(5,436)
Stock-based compensation expense	—	—	28,607	—	—	28,607
Issuance of common stock upon exercise of stock options	44	—	729	—	—	729
Issuance of common stock under employee stock purchase plan	140	—	8,052	—	—	8,052
Issuance of restricted stock units	749	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(122)	—	(8,662)	—	—	(8,662)
Repurchases of Class A common stock	(763)	—	(50,000)	—	—	(50,000)
Net income	—	—	—	—	18,996	18,996
Other comprehensive loss	—	—	—	(4,901)	—	(4,901)
Balances at March 31, 2026	56,368	$57	$699,649	$2,535	$(714,856)	$(12,615)
Stock-based compensation expense	—	—	29,751	—	—	29,751
Issuance of common stock upon exercise of stock options	25	—	322	—	—	322
Issuance of restricted stock units	227	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(37)	—	(1,984)	—	—	(1,984)
Repurchases of Class A common stock including accrued excise tax	(2,492)	(2)	(123,743)	—	—	(123,745)
Net income	—	—	—	—	13,442	13,442
Other comprehensive loss	—	—	—	(2,247)	—	(2,247)
Balances at June 30, 2026	54,091	55	603,995	288	(701,414)	(97,076)

Six Months Ended June 30, 2025
	Common Stock (Class A and B)
	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2024	55,492	$56	$672,363	$(6,420)	$(707,683)	$(41,684)
Stock-based compensation expense	—	—	27,888	—	—	27,888
Issuance of common stock upon exercise of stock options	44	—	631	—	—	631
Issuance of common stock under employee stock purchase plan	119	—	7,535	—	—	7,535
Issuance of restricted stock units	698	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(138)	—	(12,922)	—	—	(12,922)
Repurchases of Class A common stock	(462)	—	(40,118)	—	—	(40,118)
Net loss	—	—	—	—	(21,371)	(21,371)
Other comprehensive income	—	—	—	4,306	—	4,306
Balances at March 31, 2025	55,753	$56	$655,377	$(2,114)	$(729,054)	$(75,735)
Stock-based compensation expense	—	—	28,467	—	—	28,467
Issuance of common stock upon exercise of stock options	123	—	1,803	—	—	1,803
Issuance of restricted stock units	108	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(8)	—	(569)	—	—	(569)
Repurchases of Class A common stock	(132)	—	(10,002)	—	—	(10,002)
Net loss	—	—	—	—	(19,400)	(19,400)
Other comprehensive income	—	—	—	8,908	—	8,908
Balances at June 30, 2025	55,844	$56	$675,076	$6,794	$(748,454)	$(66,528)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash flows from operating activities
Net income (loss)	$13,442	$(19,400)	$32,438	$(40,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,925	2,949	5,441	5,842
Stock-based compensation expense	29,751	28,467	58,358	56,355
Recovery of doubtful accounts	(82)	(357)	(200)	(345)
Accretion of premiums and discounts on marketable securities, net	(741)	(1,390)	(1,542)	(3,085)
Amortization of debt discount and issuance costs	613	611	1,225	1,221
Gain on lease modification	—	—	(307)	—
Deferred income tax	7	(13)	(262)	(77)
Changes in assets and liabilities:
Accounts receivable	(9,650)	(504)	20,506	30,132
Deferred costs	2,928	(12)	5,806	4,081
Operating lease right-of-use assets	1,200	1,377	2,460	2,706
Other receivables	(1,995)	(59)	444	935
Prepaid expenses and other	7,202	3,191	1,981	(2,462)
Other assets	(144)	1,386	1,089	738
Accounts payable	1,233	(3,755)	3,204	2,896
Deferred revenue	18,086	15,424	(15,169)	(3,014)
Operating lease liabilities	(989)	(1,087)	(2,156)	(1,918)
Accrued expenses and other liabilities	14,522	23,483	(8,532)	(10,281)
Net cash provided by operating activities	78,308	50,311	104,784	42,953

Cash flows from investing activities
Purchase of property and equipment	(332)	(995)	(1,060)	(1,758)
Purchase of marketable securities	(123,315)	(102,985)	(214,816)	(205,950)
Maturities of marketable securities	89,370	99,738	203,720	194,352
Acquisitions, net of cash acquired	—	—	(750)	—
Purchase of intangible assets	(24)	(41)	(50)	(60)
Net cash used in investing activities	(34,301)	(4,283)	(12,956)	(13,416)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Cash flows from financing activities
Proceeds from option exercises	322	1,803	1,051	2,434
Taxes paid related to net share settlements of stock-based compensation awards	(1,984)	(569)	(10,646)	(13,491)
Proceeds from shares issued in connection with employee stock purchase plan	—	—	8,052	7,535
Repurchases of Class A common stock	(122,684)	(10,002)	(172,684)	(50,120)
Principal payments on finance lease obligations	(152)	(139)	(302)	(277)
Net cash used in financing activities	(124,498)	(8,907)	(174,529)	(53,919)
Effect of foreign exchange rates on cash	(1,287)	5,108	(3,586)	6,997

Net (decrease) increase in cash, cash equivalents, and restricted cash	(81,778)	42,229	(86,287)	(17,385)
Cash, cash equivalents, and restricted cash at beginning of period	334,972	242,736	339,481	302,350
Cash, cash equivalents, and restricted cash at end of period	$253,194	$284,965	$253,194	$284,965

Supplemental cash flow disclosure
Cash paid for interest	$186	$189	$5,162	$5,168
Cash paid for income taxes, net of refunds	$3,839	$2,481	$5,762	$5,510

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$282	$—	$282	$—
Share repurchase excise tax, accrued but not paid	$1,061	$—	$1,061	$—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$252,482	$284,253	$252,482	$284,253
Restricted cash included within prepaid expenses and other at end of period	712	712	712	712
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$253,194	$284,965	$253,194	$284,965

See accompanying notes.

WORKIVA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Organization
Workiva Inc., a Delaware corporation, and its wholly-owned subsidiaries (the “Company” or “we” or “us”), is a leading, audit-ready platform for trust, transparency, and accountability. Accounting, finance, sustainability, risk, and audit teams worldwide rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, audit-ready, collaborative platform.
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable. These estimates include, but are not limited to, the allowance for credit losses, the determination of the relative selling prices of our services, the measurement of material rights, health insurance claims incurred but not yet reported, valuation of available-for-sale marketable securities, useful lives of deferred contract costs, intangible assets and property and equipment, goodwill, income taxes, discount rates used in the valuation of right-of-use assets and lease liabilities, and certain assumptions used in the valuation of equity awards. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

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
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Customer deposits	$24,527	$25,466
Accrued bonuses	19,106	6,884
Accrued commissions	9,677	18,529
Accrued payroll	8,893	10,625
ESPP employee contributions	8,214	8,234
Accrued vacation	6,389	11,939
Operating lease liabilities	4,389	5,704
Accrued interest	3,591	3,591
Estimated health insurance claims	3,121	3,846
Accrued other liabilities	17,156	18,297
Total	$105,063	$113,115

3. Cash Equivalents and Marketable Securities
As of June 30, 2026, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$132,662	$—	$—	$132,662
Commercial paper	1,996	—	—	1,996
U.S. treasury debt securities	264,945	55	(658)	264,342
U.S. government agency debt securities	87,744	1	(476)	87,269
Corporate debt securities	215,629	36	(522)	215,143
	$702,976	$92	$(1,656)	$701,412
Included in cash and cash equivalents	$138,652	$—	$—	$138,652
Included in marketable securities	$564,324	$92	$(1,656)	$562,760
As of December 31, 2025, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$201,592	$—	$—	$201,592
Commercial paper	3,433	—	—	3,433
U.S. treasury debt securities	287,930	697	(8)	288,619
U.S. government agency debt securities	78,946	59	(25)	78,980
Corporate debt securities	196,851	481	(38)	197,294
	$768,752	$1,237	$(71)	$769,918
Included in cash and cash equivalents	$217,063	$3	$—	$217,066
Included in marketable securities	$551,689	$1,234	$(71)	$552,852

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of June 30, 2026
Due within one year	$320,842
Due in one to two years	231,952
Due in three to five years	9,966
$562,760

The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of June 30, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2026
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$201,171	$(657)	$6,503	$(1)
U.S. government agency debt securities	82,267	(476)	—	—
Corporate debt securities	169,048	(522)	—	—
Total	$452,486	$(1,655)	$6,503	$(1)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of June 30, 2026, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of June 30, 2026, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of June 30, 2026			Fair Value Measurements as of December 31, 2025
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$132,662	$132,662	$—	$201,592	$201,592	$—
Commercial paper	1,996	—	1,996	3,433	—	3,433
U.S. treasury debt securities	264,342	—	264,342	288,619	—	288,619
U.S. government agency debt securities	87,269	—	87,269	78,980	—	78,980
Corporate debt securities	215,143	—	215,143	197,294	—	197,294
	$701,412	$132,662	$568,750	$769,918	$201,592	$568,326

Included in cash and cash equivalents	$138,652			$217,066
Included in marketable securities	$562,760			$552,852
Convertible Senior Notes
As of June 30, 2026, the fair value of our convertible senior notes due in August 2026 and 2028 was $60.1 million and $653.7 million, respectively. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

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
As of June 30, 2026, the Free Convertibility Date for the 2026 Notes is less than one year from the balance sheet date and therefore the 2026 Notes are classified as current liabilities on the condensed consolidated balance sheets. During the second quarter of 2026 none of the conversion conditions related to our 2028 Notes were met and therefore the 2028 Notes are not convertible at the option of the holders. As a result, the 2028 Notes were classified as non-current liabilities on the condensed consolidated balance sheets as of June 30, 2026.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of June 30, 2026, the remaining life of the 2026 Notes and 2028 Notes were approximately 0.2 years and 2.2 years, respectively.
The net carrying amount of the Notes was as follows (in thousands):

	As of June 30, 2026		As of December 31, 2025
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$71,242	$702,000	$71,242	$702,000
Unamortized issuance costs	(34)	(4,648)	(170)	(5,737)
Net carrying amount	$71,208	$697,352	$71,072	$696,263

Interest expense related to the Notes was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$2,394	$2,394	$4,788	$4,788
Amortization of issuance costs	613	610	1,225	1,220
Total	$3,007	$3,004	$6,013	$6,008

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
7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, performance restricted stock units, options to purchase Class A common stock and Employee Stock Purchase Plan ("ESPP") purchase rights. In December 2014, our Board of Directors adopted and the Company’s stockholders approved the 2014 Equity Incentive Plan ("the Plan"). On May 28, 2026, stockholders approved an amendment to the Plan that increased the number of shares available for grant by 3,900,000. As of June 30, 2026, 5,857,132 shares of Class A common stock were available for grant under the Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue
Subscription and support	$3,087	$2,511	$5,935	$4,944
Professional services	1,241	1,106	2,430	2,102
Operating expenses
Research and development	6,559	6,556	12,960	12,606
Sales and marketing	10,108	9,890	19,955	19,641
General and administrative	8,756	8,404	17,078	17,062
Total	$29,751	$28,467	$58,358	$56,355
Stock Options
The following table summarizes the option activity under the Plan for the six months ended June 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2025	463,369	$13.72	1.1
Exercised	(68,309)	15.38
Outstanding at June 30, 2026	395,060	$13.43	0.7

Exercisable at June 30, 2026	395,060	$13.43	0.7
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2025	2,856,553	$90.25
Granted	2,002,046	72.12
Forfeited	(190,882)	84.46
Vested(1)	(854,881)	93.98
Unvested at June 30, 2026	3,812,836	$80.18
(1) During the six months ended June 30, 2026, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 3,218 shares elected to defer settlement of their vested restricted stock units and 123,003 shares were released from deferral
Employee Stock Purchase Plan
During the six months ended June 30, 2026, 140,328 shares of common stock were purchased under the ESPP at a weighted-average price of $57.38 per share, resulting in cash proceeds of $8.1 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of June 30, 2026, there was approximately $0.2 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 14 days.
8. Revenue Recognition
Deferred Revenue
We recognized $210.4 million and $178.0 million of revenue during the three months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $369.9 million and $309.0 million of revenue during the six months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations
As of June 30, 2026, we expect revenue of approximately $1,456.5 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $788.8 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of June 30, 2026				As of December 31, 2025
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.6	$27,784	$(19,422)	$8,362	$27,010	$(17,565)	$9,445
Acquired customer-related	9.8	17,165	(7,135)	10,030	17,663	(6,435)	11,228
Acquired trade names	5.0	715	(608)	107	738	(553)	185
Patents and perpetual licenses	8.4	3,782	(2,435)	1,347	3,731	(2,319)	1,412
Total	6.7	$49,446	$(29,600)	$19,846	$49,142	$(26,872)	$22,270
In the first quarter of the subsequent annual period in which an intangible asset becomes fully amortized, the gross carrying amount and accumulated amortization are removed from the preceding table.
Amortization expense related to intangible assets was $1.6 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, and $3.2 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2026	$3,227
2027	5,096
2028	4,198
2029	2,954
2030	1,937
Thereafter	2,434
Total expected amortization expense	$19,846
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2025	$206,164
Foreign currency translation adjustments	(2,565)
Balance at June 30, 2026	$203,599

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
A reconciliation of the denominator used in the calculation of basic and diluted income (loss) per share is as follows (in thousands, except share and per share data):

	Three months ended
	June 30, 2026		June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator
Net income (loss), basic	$12,580	$862	$(18,070)	$(1,330)
Denominator
Weighted-average shares outstanding, basic	52,069,343	3,569,583	52,231,140	3,845,583
Net income (loss) per share, basic	$0.24	$0.24	$(0.35)	$(0.35)

Diluted net income (loss) per share
Numerator
Net income (loss), basic	$12,580	$862	$(18,070)	$(1,330)
Net income (loss), diluted	$12,580	$862	$(18,070)	$(1,330)
Denominator
Weighted-average shares outstanding, basic	52,069,343	3,569,583	52,231,140	3,845,583
Weighted-average effect of dilutive securities:
Employee share-based awards	390,377	26,762	—	—
Number of shares used in diluted calculation	52,459,721	3,596,345	52,231,140	3,845,583
Net income (loss) per share, diluted	$0.24	$0.24	$(0.35)	$(0.35)

	Six months ended
	June 30, 2026		June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator
Net income (loss), basic	$30,339	$2,099	$(37,978)	$(2,793)
Denominator
Weighted-average shares outstanding, basic	51,684,300	3,575,309	52,287,703	3,845,583
Net income (loss) per share, basic	$0.59	$0.59	$(0.73)	$(0.73)

Diluted net income (loss) per share
Numerator
Net income (loss), basic	$30,339	$2,099	$(37,978)	$(2,793)
Net income (loss), diluted	$30,339	$2,099	$(37,978)	$(2,793)
Denominator
Weighted-average shares outstanding, basic	51,684,300	3,575,309	52,287,703	3,845,583
Weighted-average effect of diluted securities:
Employee share-based awards	523,362	36,204	—	—
Number of shares used in diluted calculation	52,207,662	3,611,513	52,287,703	3,845,583
Net income (loss) per share, diluted	$0.58	$0.58	$(0.73)	$(0.73)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net income (loss) per common share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Shares subject to outstanding common stock options	—	725,459	—	725,459
Shares subject to unvested restricted stock units and performance restricted stock units	—	3,180,310	—	3,180,310
Shares issuable pursuant to the ESPP	—	89,499	—	89,499
Shares underlying our convertible senior notes	6,132,025	6,132,025	6,132,025	6,132,025

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
Revenue by geography is generally based on the country of the customer as specified in our subscription order. Revenue by geographical region consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$182,124	$157,906	$358,448	$312,457
Other countries	73,166	57,281	144,148	109,010
Total	$255,290	$215,187	$502,596	$421,467
No country other than the United States represented more than 10% of total revenue during the periods presented.
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
United States	$22,099	$25,788
United Kingdom	4,374	5,352
Other countries	2,197	3,392
Total	$28,670	$34,532
12. Provision for Income Taxes
For the three months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $3.3 million on pretax income of $16.8 million and $1.7 million on pretax loss of $17.7 million, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was approximately 19.8% and (9.4)%, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $4.9 million on pretax income of $37.4 million and $3.6 million on pretax loss of $37.2 million, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was approximately 13.2% and (9.7)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of the level and mix of earnings among tax jurisdictions and consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have a full valuation allowance on our U.S. deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

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
Overview
The Workiva platform powers trust, transparency, and accountability. Accounting, finance, sustainability, risk, and audit teams from more than 6,700 organizations worldwide, including over 85% of FORTUNE® 1,000 companies, rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, audit-ready, collaborative platform.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount was 2,887 at June 30, 2026, a slight decrease from 2,896 at June 30, 2025.
Our revenue grew to $255.3 million and $502.6 million during the three and six months ended June 30, 2026 from $215.2 million and $421.5 million during the three and six months ended June 30, 2025. We generated net income of $13.4 million and $32.4 million during the three and six months ended

June 30, 2026 compared to net losses of $19.4 million and $40.8 million during the three and six months ended June 30, 2025.
We continue to invest for future growth and are focused on several key drivers, including our connected audit-ready platform, fit-for-purpose solutions, global expansion, and our partner ecosystem. These growth drivers often require a more sophisticated go-to-market approach and, as a result, we may incur additional costs upfront to obtain new customers and expand our relationships with existing customers, including additional sales and marketing expenses.
Effects of Policy and Regulatory Uncertainty
Sales of our sustainability management solutions have been, and may continue to be, materially impacted by domestic and global policy uncertainties. Shifts in regulatory priorities, market sentiment, and legal challenges to sustainability-related rules and regulations are affecting our market expansion opportunities in the U.S. and abroad. For example, the EU's Omnibus Directive, which revises CSRD scoping thresholds, removes the climate transition plan requirement, and implements other targeted amendments to the CSRD, entered into force on March 18, 2026. The status of implementing these amendments varies by EU Member States. This variability, together with a mandated EU scope-review process that could result in further recalibration of CSRD applicability in future years, has contributed to uncertainty among our customers regarding their compliance obligations and has influenced the pace of customer adoption of our sustainability solutions. The potential impact on our growth trajectory of these changes, and of global policy uncertainty generally, cannot be accurately predicted.
Ongoing regulatory initiatives, including proposed changes to SEC reporting requirements intended to reduce burdens on public companies and enhance the attractiveness of capital markets, could affect the performance of certain of our businesses. The SEC has proposed rule amendments that would permit reporting companies to elect semiannual reporting on a new Form 10-S in lieu of quarterly reporting on Form 10-Q. If adopted and if a significant portion of our current or prospective customers elect semiannual reporting, demand for solutions tied to quarterly reporting cadences could be affected. The SEC has also proposed a number of other regulatory actions. For example, the SEC has proposed (i) a new filer status framework that would raise the Large Accelerated Filer public float threshold from $700 million to $2 billion, simplifying filing requirements for issuers below that threshold; (ii) a 60-month IPO seasoning period before newly public companies become subject to accelerated filing requirements; (iii) exemptions from SOX Section 404(b) auditor attestation requirements for non-accelerated filers; (iv) a long-range plan discussing a potential overhaul of the EDGAR system and the use of AI; and (v) requests for comment on potential XBRL structured data exemptions for smaller filers.
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
Investment in growth. We plan to continue to invest in the development of our platform, fit-for-purpose solutions and application marketplace to enhance our current offerings and build new features. For example, we are transforming our platform to be agentic-first where agents will enable customers to accelerate reporting and compliance outcomes with the control and traceability of the Workiva platform. In addition, we expect to continue to invest in our sales, marketing, professional services and customer success organizations to drive additional revenue and support the needs of our growing customer base and to take advantage of opportunities that we have identified in Europe, the Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") regions.
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

Key Performance Indicators

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Financial metrics
Total revenue	$255,290	$215,187	$502,596	$421,467
Percentage increase in total revenue	18.6%	21.2%	19.2%	19.3%
Subscription and support revenue	$236,302	$198,223	$461,657	$383,735
Percentage increase in subscription and support revenue	19.2%	23.3%	20.3%	21.5%
Subscription and support as a percent of total revenue	92.6%	92.1%	91.9%	91.0%

	As of June 30,
	2026	2025
Operating metrics
Number of customers	6,750	6,467
Gross retention rate	97.3%	97.5%
Net retention rate	110.5%	113.7%
Number of customers with annual contract value $100k+	2,690	2,241
Number of customers with annual contract value $300k+	656	488
Number of customers with annual contract value $500k+	276	208
Total customers. We believe total number of customers is a key indicator of our financial success and future revenue potential. We define a customer as a separate and distinct buying entity, such as a company, a government institution, or a distinct business unit of a large company that has an active subscription contract with us or one of our partners to access our platforms as of the measurement date. Companies with publicly-listed securities account for a majority of our customers. As customers acquired through our Sustain.Life acquisition in 2024 renew their contracts with Workiva, they are added to our customer count above.
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
Our gross retention rate was 97.3% as of June 30, 2026, relatively flat from June 30, 2025. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for over half of our revenue attrition in the latest quarter.
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
Our net retention rate including add-ons was 110.5% as of the quarter ended June 30, 2026, down from 113.7% as of June 30, 2025.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Subscription and support revenue from customers with annual contract value of $100k+ as a percent of total subscription and support revenue	80.8%	76.3%	80.4%	75.2%
Subscription and support revenue from customers with annual contract value of $300k+ as a percent of total subscription and support revenue	45.1%	40.1%	44.5%	39.2%
Subscription and support revenue from customers with annual contract value of $500k+ as a percent of total subscription and support revenue	29.9%	26.6%	29.7%	26.3%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the six months ended June 30, 2026 and 2025, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue
Subscription and support	$236,302	$198,223	$461,657	$383,735
Professional services	18,988	16,964	40,939	37,732
Total revenue	255,290	215,187	502,596	421,467
Cost of revenue
Subscription and support(1)	36,742	35,277	71,925	69,339
Professional services(1)	13,281	14,266	26,643	28,546
Total cost of revenue	50,023	49,543	98,568	97,885
Gross profit	205,267	165,644	404,028	323,582
Operating expenses
Research and development(1)	57,497	54,843	110,410	108,623
Sales and marketing(1)	109,017	104,025	213,502	205,696
General and administrative(1)	27,083	28,922	53,125	56,159
Total operating expenses	193,597	187,790	377,037	370,478
Income (loss) from operations	11,670	(22,146)	26,991	(46,896)
Interest income	7,712	8,344	15,815	17,091
Interest expense	(3,193)	(3,194)	(6,387)	(6,389)
Other income (expense), net	564	(736)	962	(969)
Income (loss) before provision for income taxes	16,753	(17,732)	37,381	(37,163)
Provision for income taxes	3,311	1,668	4,943	3,608
Net income (loss)	$13,442	$(19,400)	$32,438	$(40,771)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue
Subscription and support	$3,087	$2,511	$5,935	$4,944
Professional services	1,241	1,106	2,430	2,102
Operating expenses
Research and development	6,559	6,556	12,960	12,606
Sales and marketing	10,108	9,890	19,955	19,641
General and administrative	8,756	8,404	17,078	17,062
Total stock-based compensation expense	$29,751	$28,467	$58,358	$56,355

The following table sets forth our consolidated statement of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Subscription and support	92.6%	92.1%	91.9%	91.0%
Professional services	7.4	7.9	8.1	9.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.4	16.4	14.3	16.5
Professional services	5.2	6.6	5.3	6.8
Total cost of revenue	19.6	23.0	19.6	23.3
Gross profit	80.4	77.0	80.4	76.7
Operating expenses
Research and development	22.5	25.5	22.0	25.8
Sales and marketing	42.7	48.3	42.5	48.8
General and administrative	10.6	13.4	10.5	13.3
Total operating expenses	75.8	87.2	75.0	87.9
Income (loss) from operations	4.6	(10.2)	5.4	(11.2)
Interest income	3.0	3.9	3.1	4.1
Interest expense	(1.3)	(1.5)	(1.3)	(1.5)
Other income (expense), net	0.2	(0.3)	0.2	(0.2)
Income (loss) before provision for income taxes	6.5	(8.1)	7.4	(8.8)
Provision for income taxes	1.3	0.8	1.0	0.9
Net income (loss)	5.2%	(8.9)%	6.4%	(9.7)%
Comparison of Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Revenue
Subscription and support	$236,302	$198,223	19.2%	$461,657	$383,735	20.3%
Professional services	18,988	16,964	11.9%	40,939	37,732	8.5%
Total revenue	$255,290	$215,187	18.6%	$502,596	$421,467	19.2%
Total revenue increased $40.1 million for the three months ended June 30, 2026 compared to the same quarter a year ago due to a $38.1 million increase in subscription and support revenue. Growth in subscription and support revenue in the second quarter was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services increased $2.0 million for the three months ended June 30, 2026 compared to the same quarter a year ago primarily due to XBRL services.

Total revenue increased $81.1 million for the six months ended June 30, 2026 compared to the same period a year ago due to a $77.9 million increase in subscription and support revenue. Growth in subscription and support revenue was attributable mainly to strong demand and continued solution expansion across our customer base. Revenue from professional services increased $3.2 million for the six months ended June 30, 2026 compared to the same period a year ago primarily due to XBRL services. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$36,742	$35,277	4.2%	$71,925	$69,339	3.7%
Professional services	13,281	14,266	(6.9)%	26,643	28,546	(6.7)%
Total cost of revenue	$50,023	$49,543	1.0%	$98,568	$97,885	0.7%
Cost of revenue increased $0.5 million during the three months ended June 30, 2026 compared to the same quarter a year ago. Subscription and support cost of revenue increased $1.5 million due primarily to $0.6 million in higher cash-based compensation and benefits costs, $0.6 million of additional stock-based compensation, a $0.4 million increase in the cost of licensed platform content, and a $0.4 million increase in the cost of cloud infrastructure services partially offset by a $0.5 million decrease in travel expense. The change in compensation was primarily driven by normal compensation increases for existing headcount and was partially offset by reduced expenses of $0.3 million recognized as a result of our transition from a paid-time-off (“PTO”) model to a flexible-time-off (“FTO”) model which was announced in the second half of 2025 and became effective in 2026. The increase in the cost of licensed platform content and cloud infrastructure services resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue decreased $1.0 million due primarily to a $0.8 million decrease in cash-based compensation and benefits costs and a $0.4 million decrease in travel expense. The change in compensation was primarily driven by our continued transition of consulting and other services to our partners and reduced expenses of $0.3 million recognized as a result of our transition from a PTO model to a FTO model, partially offset by normal compensation increases for existing headcount.

Cost of revenue increased $0.7 million during the six months ended June 30, 2026 compared to the same period a year ago. Subscription and support cost of revenue increased $2.6 million due primarily to $0.9 million in higher cash-based compensation and benefits costs, $1.0 million of additional stock-based compensation, a $0.8 million increase in the cost of licensed platform content, and a $0.6 million increase in the cost of cloud infrastructure services partially offset by a $0.6 million decrease in travel expense. The change in compensation was primarily driven by normal compensation increases for existing headcount and was partially offset by reduced expenses of $1.1 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026 as well as a benefit of $0.3 million for a change in the timing of employer 401(k) match contributions in 2026. The increases in the cost of licensed platform content and cloud infrastructure services resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue decreased $1.9 million due primarily to a $1.7 million decrease in cash-based compensation and benefits costs partially offset by $0.3 million of additional stock-based compensation. The change in compensation was primarily driven by our continued transition of consulting and other services to our partners and reduced expenses of $0.8 million recognized as a result of our transition from a PTO model to a FTO model, partially offset by normal compensation increases for existing headcount.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Operating expenses
Research and development	$57,497	$54,843	4.8%	$110,410	$108,623	1.6%
Sales and marketing	109,017	104,025	4.8%	213,502	205,696	3.8%
General and administrative	27,083	28,922	(6.4)%	53,125	56,159	(5.4)%
Total operating expenses	$193,597	$187,790	3.1%	$377,037	$370,478	1.8%
Research and Development
Research and development expenses increased $2.7 million during the three months ended June 30, 2026 compared to the same quarter a year ago due primarily to $0.4 million in higher cash-based compensation and benefits costs, a $0.9 million increase in professional service fees, a $0.9 million increase in software expense, and a $0.6 million increase in internal event costs. The change in compensation was primarily driven by normal compensation increases for existing headcount and was partially offset by reduced expenses of $0.7 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026. The increases in professional service fees and software expense resulted primarily from our continued investment in and support of our platform and solutions. The increase in internal event costs relates to our annual research and development event which spanned the first and second quarters of 2025 but was held in the second quarter of 2026.

Research and development expenses increased $1.8 million during the six months ended June 30, 2026 compared to the same period a year ago due primarily to $0.1 million in higher cash-based compensation and benefits costs, $0.4 million of additional stock-based compensation, a $1.5 million increase in professional service fees, and a $1.3 million increase in software expense partially offset by a reduction in intangible asset amortization expense of $1.0 million from intangible assets that are now fully amortized. The change in compensation was primarily driven by normal compensation increases for existing headcount and was partially offset by reduced expenses of $2.7 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026 as well as a benefit of $0.6 million for a change in the timing of employer 401(k) match contributions in 2026. The increases in professional service fees and software expense resulted primarily from our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $5.0 million during the three months ended June 30, 2026 compared to the same quarter a year ago due primarily to $3.3 million in higher cash-based compensation and benefits costs, a $1.0 million increase in travel expense, and a $1.3 million increase in internal event costs. The change in compensation was primarily due to an increase in employee headcount and our continued investment in our go-to-market activities and was partially offset by reduced expenses of $1.3 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026.
Sales and marketing expenses increased $7.8 million during the six months ended June 30, 2026 compared to the same period a year ago due primarily to $6.9 million in higher cash-based compensation and benefits costs, $0.4 million of additional stock-based compensation, and a $0.5 million increase in professional service fees. The change in compensation was primarily due to an increase in employee headcount and our continued investment in our go-to-market activities and was partially offset by reduced expenses of $3.3 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026 and a benefit of $0.4 million for a change in the timing of employer 401(k) match contributions in 2026. The increases in professional service fees and software expense were the result of our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses decreased $1.8 million during the three months ended June 30, 2026 compared to the same quarter a year ago due primarily to a $2.6 million decrease in internal event costs partially offset by $0.2 million in higher cash-based compensation and benefits costs and $0.4 million of additional stock-based compensation. The change in compensation was primarily driven by normal compensation increases for existing headcount and was offset by reduced expenses of $0.5 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026. The decrease in internal event costs is due to an internal event held in 2025 that did not recur in 2026.

General and administrative expenses decreased $3.0 million during the six months ended June 30, 2026 compared to the same period a year ago due primarily to a $0.7 million decrease in cash-based compensation and benefits costs and a $2.6 million decrease in internal event costs partially offset by $0.2 million of additional stock-based compensation and a $0.4 million increase in professional service fees. The change in compensation was primarily driven by reduced expenses of $1.4 million recognized as a result of our transition from a PTO model to a FTO model which was announced in the second half of 2025 and became effective in 2026 as well as a benefit of $0.3 million for a change in the timing of employer 401(k) match contributions in 2026, partially offset by normal compensation increases for existing headcount. The decrease in internal event costs is due to an internal event held in 2025 that did not recur in 2026.
Non-Operating Income (Expenses)

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Interest income	$7,712	$8,344	(7.6)%	$15,815	$17,091	(7.5)%
Interest expense	(3,193)	(3,194)	—%	(6,387)	(6,389)	—%
Other income (expense), net	564	(736)	*	962	(969)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense, and Other Income (Expense), Net
During the three months ended June 30, 2026, interest income decreased $0.6 million compared to the same quarter a year ago primarily due to lower interest rates. Interest expense remained relatively flat compared to the same quarter a year ago. Other income, net increased $1.3 million compared to the same quarter a year ago due primarily to gains on foreign currency transactions.
During the six months ended June 30, 2026, interest income decreased $1.3 million compared to the same period a year ago due primarily to lower interest rates. Interest expense remained relatively flat compared to the same period a year ago. Other income, net increased $1.9 million compared to the same period a year ago due primarily to gains on foreign currency transactions.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $815.2 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have generated significant operating losses as reflected in our accumulated deficit on our condensed consolidated balance sheets. While we may incur operating losses and negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
Convertible Debt
In August 2023, we issued $702.0 million aggregate principal amount of our 1.250% 2028 Notes. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs. We used $396.9 million of the net proceeds from the 2028 Notes offering to repurchase $273.8 million principal amount, together with accrued and unpaid interest thereon, of our 1.125% 2026 Notes in separate and individually negotiated transactions with certain holders. As of June 30, 2026, we had outstanding debt relating to our 2026 Notes and 2028 Notes of $71.2 million and $697.4 million, with corresponding maturity dates of August 15, 2026 and August 15, 2028, respectively.
Share Repurchase Plan
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). On February 16, 2026, our board of directors modified the 2024 Repurchase Plan to authorize an additional $250 million of the Company’s outstanding Class A common stock for repurchase under the plan. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares may be repurchased through open market purchases in accordance with the requirements of Exchange Act Rule 10b-18, or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. As of June 30, 2026, we have repurchased $244.2 million of our Class A common stock under the 2024 Repurchase Plan.

Cash Flows

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cash flow provided by operating activities	$78,308	$50,311	$104,784	$42,953
Cash flow used in investing activities	(34,301)	(4,283)	(12,956)	(13,416)
Cash flow used in financing activities	(124,498)	(8,907)	(174,529)	(53,919)
Net (decrease) increase in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$(81,778)	$42,229	$(86,287)	$(17,385)
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs for software and cloud infrastructure services.
Cash provided by operating activities of $78.3 million for the three months ended June 30, 2026 consisted of net income of $13.4 million adjusted for non-cash charges of $32.5 million and net cash inflows of $32.4 million from changes in operating assets and liabilities. The increase in deferred revenue was driven by an increase in the amounts invoiced during the period. The increase in accrued expenses and other liabilities was due in part to timing of accruals and payments.
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
Cash provided by operating activities of $104.8 million for the six months ended June 30, 2026 consisted of a net income of $32.4 million adjusted for non-cash charges of $62.7 million and net cash inflows of $9.6 million from changes in operating assets and liabilities. Deferred revenue decreased due in part by the timing of bookings and billings in the current period. The decrease in accounts receivable was due timing of billings and collections.
Cash provided by operating activities of $43.0 million for the six months ended June 30, 2025 consisted of a net loss of $40.8 million adjusted for non-cash charges of $59.9 million and net cash inflows of $23.8 million from changes in operating assets and liabilities. The decrease in accounts receivable was due to timing of billings and collections. The decrease in accrued expenses and other liabilities was due in part to timing of accruals and payments.
Investing Activities
Cash used in investing activities of $34.3 million for the three months ended June 30, 2026 consisted of $123.3 million in purchases of marketable securities and $0.3 million in purchases of fixed assets partially offset by $89.4 million from the maturities of marketable securities. Our capital expenditures primarily consisted of computer equipment in support of our work force.
Cash used in investing activities of $4.3 million for the three months ended June 30, 2025 consisted of $103.0 million in purchases of marketable securities and $1.0 million in purchases of fixed assets partially offset by $99.7 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of our work force.

Cash used in investing activities of $13.0 million for the six months ended June 30, 2026 consisted of $214.8 million in purchases of marketable securities, $1.1 million in purchases of fixed assets, and $0.8 million for acquisitions, net of cash, partially offset by $203.7 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of our work force.
Cash used in investing activities of $13.4 million for the six months ended June 30, 2025 consisted of $206.0 million in purchases of marketable securities and $1.8 million in purchases of fixed assets partially offset by $194.4 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of our work force.
Financing Activities
Cash used in financing activities of $124.5 million for the three months ended June 30, 2026 consisted of $122.7 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $2.0 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $0.3 million in proceeds from option exercises.
Cash used in financing activities of $8.9 million for the three months ended June 30, 2025 consisted of $10.0 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $0.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $1.8 million in proceeds from option exercises.
Cash used in financing activities of $174.5 million for the six months ended June 30, 2026 consisted of $172.7 million in repurchases of our Class A common stock under the 2024 Repurchase Plan and $10.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $8.1 million in proceeds from shares issued in connection with our Employee Stock Purchase Plan ("ESPP") and $1.1 million in proceeds from option exercises.
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
During the six months ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

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
The following table summarizes the share repurchase activity for the three months ended June 30, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	295,489	$57.51	295,489	$211,411
May 1, 2026 to May 31, 2026	1,239,281	$47.70	1,239,281	$152,299
June 1, 2026 to June 30, 2026	956,954	$48.62	956,954	$105,771
Total	2,491,724		2,491,724

Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

10.1
Workiva Inc. Amended and Restated 2014 Equity Incentive Plan (As Amended and Restated May 28, 2026), incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2026.

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

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of August, 2026.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer

By:	/s/ Barbara Larson
Name:	Barbara Larson
Title:	Executive Vice President, Chief Financial Officer and Treasurer

S-1