Form 10-Q
period 2026-09-30
WORKIVA INC
filed 2026-11-05
CIK 1445305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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

As of October 29, 2026, there were approximately 51,200,221 shares of the registrant's Class A common stock and 3,302,366 shares of the registrant's Class B common stock outstanding.

WORKIVA INC.
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “will” and similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, together with any updates in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the Securities and Exchange Commission ("SEC"), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.
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
ii

Part I. Financial Information
Item 1.     Financial Statements

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	As of September 30, 2026	As of December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$333,770	$338,769
Marketable securities	483,625	552,852
Accounts receivable, net of allowance for credit losses of $728 and $1,043 at September 30, 2026 and December 31, 2025, respectively	157,731	168,984
Deferred costs	65,955	62,619
Other receivables	10,706	10,383
Prepaid expenses and other	26,684	28,778
Total current assets	1,078,471	1,162,385

Property and equipment, net	19,090	20,546
Operating lease right-of-use assets	8,059	13,986
Deferred costs, non-current	52,997	59,767
Goodwill	203,180	206,164
Intangible assets, net	18,228	22,270
Other assets	5,799	8,453
Total assets	$1,385,824	$1,493,571

WORKIVA INC. CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of September 30, 2026	As of December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$11,816	$8,932
Accrued expenses and other current liabilities	113,616	113,115
Deferred revenue	562,756	547,919
Convertible senior notes, current	—	71,072
Finance lease obligations	640	614
Total current liabilities	688,828	741,652

Convertible senior notes, non-current	697,897	696,263
Deferred revenue, non-current	27,104	37,305
Other long-term liabilities	59	92
Operating lease liabilities, non-current	5,123	10,472
Finance lease obligations, non-current	12,740	13,223
Total liabilities	1,431,751	1,499,007

Stockholders’ deficit
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized; 51,188,920 and 52,712,836 shares issued; 51,173,893 and 52,712,836 shares outstanding at September 30, 2026 and December 31, 2025, respectively	51	53
Class B common stock, $0.001 par value; 500,000,000 shares authorized; 3,302,366 and 3,607,583 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	4
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Treasury stock, at cost; 15,027 and 0 shares at September 30, 2026 and December 31, 2025, respectively	(1,000)	—
Additional paid-in-capital	639,807	720,923
Accumulated deficit	(682,307)	(733,852)
Accumulated other comprehensive (loss) income	(2,481)	7,436
Total stockholders’ deficit	(45,927)	(5,436)
Total liabilities and stockholders’ deficit	$1,385,824	$1,493,571

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Subscription and support	$246,183	$209,560	$707,840	$593,295
Professional services	16,780	14,606	57,719	52,338
Total revenue	262,963	224,166	765,559	645,633
Cost of revenue
Subscription and support	36,810	33,824	108,735	103,163
Professional services	12,888	12,554	39,531	41,100
Total cost of revenue	49,698	46,378	148,266	144,263
Gross profit	213,265	177,788	617,293	501,370
Operating expenses
Research and development	57,333	51,403	167,743	160,026
Sales and marketing	112,098	101,127	325,600	306,823
General and administrative	25,997	28,663	79,122	84,822
Total operating expenses	195,428	181,193	572,465	551,671
Income (loss) from operations	17,837	(3,405)	44,828	(50,301)
Interest income	7,450	8,442	23,265	25,533
Interest expense	(3,057)	(3,195)	(9,444)	(9,584)
Other income (expense), net	69	318	1,031	(651)
Income (loss) before provision for income taxes	22,299	2,160	59,680	(35,003)
Provision (benefit) for income taxes	3,192	(626)	8,135	2,982
Net income (loss)	$19,107	$2,786	$51,545	$(37,985)
Net income (loss) per common share
Basic	$0.35	$0.05	$0.93	$(0.68)
Diluted	$0.35	$0.05	$0.92	$(0.68)
Weighted-average common shares outstanding
Basic	54,630,571	56,347,994	55,710,095	56,224,079
Diluted	55,205,098	58,184,796	56,212,164	56,224,079

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$19,107	$2,786	$51,545	$(37,985)
Other comprehensive (loss) income
Foreign currency translation adjustment	(931)	(335)	(5,349)	12,691
Unrealized (loss) gain on available-for-sale securities	(1,838)	331	(4,568)	519
Other comprehensive (loss) income	(2,769)	(4)	(9,917)	13,210
Comprehensive income (loss)	$16,338	$2,782	$41,628	$(24,775)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(in thousands) (unaudited)

Nine Months Ended September 30, 2026
	Common Stock (Class A and B)		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2025	56,320	$57	—	$—	$720,923	$7,436	$(733,852)	$(5,436)
Stock-based compensation expense	—	—	—	—	28,607	—	—	28,607
Issuance of common stock upon exercise of stock options	44	—	—	—	729	—	—	729
Issuance of common stock under employee stock purchase plan	140	—	—	—	8,052	—	—	8,052
Issuance of restricted stock units	749	—	—	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(122)	—	—	—	(8,662)	—	—	(8,662)
Repurchases of Class A common stock	(763)	—	—	—	(50,000)	—	—	(50,000)
Net income	—	—	—	—	—	—	18,996	18,996
Other comprehensive loss	—	—	—	—	—	(4,901)	—	(4,901)
Balances at March 31, 2026	56,368	$57	—	$—	$699,649	$2,535	$(714,856)	$(12,615)
Stock-based compensation expense	—	—	—	—	29,751	—	—	29,751
Issuance of common stock upon exercise of stock options	25	—	—	—	322	—	—	322
Issuance of restricted stock units	227	—	—	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(37)	—	—	—	(1,984)	—	—	(1,984)
Repurchases of Class A common stock including accrued excise tax	(2,492)	(2)	—	—	(123,743)	—	—	(123,745)
Net income	—	—	—	—	—	—	13,442	13,442
Other comprehensive loss	—	—	—	—	—	(2,247)	—	(2,247)
Balances at June 30, 2026	54,091	$55	—	$—	$603,995	$288	$(701,414)	$(97,076)
Stock-based compensation expense	—	—	—	—	28,858	—	—	28,858
Issuance of common stock upon exercise of stock options	136	—	—	—	1,741	—	—	1,741
Issuance of common stock under employee stock purchase plan	137	—	—	—	6,248	—	—	6,248
Issuance of restricted stock units	145	—	—	—	—	—	—	—
Repurchases of Class A common stock including accrued excise tax	(18)	(1)	(15)	(1,000)	(1,035)	—	—	(2,036)
Net income	—	—	—	—	—	—	19,107	19,107
Other comprehensive loss	—	—	—	—	—	(2,769)	—	(2,769)
Balances at September 30, 2026	54,491	$54	(15)	$(1,000)	$639,807	$(2,481)	$(682,307)	$(45,927)

Nine Months Ended September 30, 2025
	Common Stock (Class A and B)		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2024	55,492	$56	—	$—	$672,363	$(6,420)	$(707,683)	$(41,684)
Stock-based compensation expense	—	—	—	—	27,888	—	—	27,888
Issuance of common stock upon exercise of stock options	44	—	—	—	631	—	—	631
Issuance of common stock under employee stock purchase plan	119	—	—	—	7,535	—	—	7,535
Issuance of restricted stock units	698	—	—	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(138)	—	—	—	(12,922)	—	—	(12,922)
Repurchases of Class A common stock	(462)	—	—	—	(40,118)	—	—	(40,118)
Net loss	—	—	—	—	—	—	(21,371)	(21,371)
Other comprehensive income	—	—	—	—	—	4,306	—	4,306
Balances at March 31, 2025	55,753	$56	—	$—	$655,377	$(2,114)	$(729,054)	$(75,735)
Stock-based compensation expense	—	—	—	—	28,467	—	—	28,467
Issuance of common stock upon exercise of stock options	123	—	—	—	1,803	—	—	1,803
Issuance of restricted stock units	108	—	—	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	(8)	—	—	—	(569)	—	—	(569)
Repurchases of Class A common stock	(132)	—	—	—	(10,002)	—	—	(10,002)
Net loss	—	—	—	—	—	—	(19,400)	(19,400)
Other comprehensive income	—	—	—	—	—	8,908	—	8,908
Balances at June 30, 2025	55,844	$56	—	$—	$675,076	$6,794	$(748,454)	$(66,528)
Stock-based compensation expense	—	—	—	—	30,246	—	—	30,246
Issuance of common stock upon exercise of stock options	27	—	—	—	440	—	—	440
Issuance of common stock under employee stock purchase plan	108	—	—	—	6,163	—	—	6,163
Issuance of restricted stock units	152	—	—	—	—	—	—	—
Tax withholding related to net share settlements of stock-based compensation awards	—	—	—	—	(29)	—	—	(29)
Repurchases of Class A common stock	(126)	—	—	—	(10,001)	—	—	(10,001)
Net income		—	—	—	—	—	2,786	2,786
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Balances at September 30, 2025	56,005	$56	—	$—	$701,895	$6,790	$(745,668)	$(36,927)

See accompanying notes.

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash flows from operating activities
Net income (loss)	$19,107	$2,786	$51,545	$(37,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,403	2,687	7,844	8,529
Stock-based compensation expense	28,858	30,246	87,216	86,601
(Recovery of) provision for doubtful accounts	(110)	59	(310)	(286)
Accretion of premiums and discounts on marketable securities, net	(561)	(1,119)	(2,103)	(4,204)
Amortization of debt discount and issuance costs	579	611	1,804	1,832
Gain on lease modification	—	—	(307)	—
Deferred income tax	12	2	(250)	(75)
Changes in assets and liabilities:
Accounts receivable	(10,331)	(23,250)	10,175	6,882
Deferred costs	(3,399)	(2,717)	2,407	1,364
Operating lease right-of-use assets	1,166	1,430	3,626	4,136
Other receivables	(815)	(714)	(371)	221
Prepaid expenses and other	46	(459)	2,027	(2,921)
Other assets	1,510	(47)	2,599	691
Accounts payable	9	69	3,213	2,965
Deferred revenue	24,002	35,855	8,833	32,841
Operating lease liabilities	(806)	(973)	(2,962)	(2,891)
Accrued expenses and other liabilities	7,878	1,689	(654)	(8,592)
Net cash provided by operating activities	69,548	46,155	174,332	89,108

Cash flows from investing activities
Purchase of property and equipment	(831)	(91)	(1,891)	(1,849)
Purchase of marketable securities	(44,345)	(107,321)	(259,161)	(313,271)
Maturities of marketable securities	92,909	97,350	296,629	291,702
Sale of marketable securities	29,294	—	29,294	—
Acquisitions, net of cash acquired	—	—	(750)	—
Purchase of intangible assets	(39)	(45)	(89)	(105)
Net cash provided by (used in) investing activities	76,988	(10,107)	64,032	(23,523)

WORKIVA INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands) (unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash flows from financing activities
Proceeds from option exercises	1,741	440	2,792	2,874
Taxes paid related to net share settlements of stock-based compensation awards	—	(29)	(10,646)	(13,520)
Proceeds from shares issued in connection with employee stock purchase plan	6,248	6,163	14,300	13,698
Repurchases of Class A common stock	(1,170)	(10,001)	(173,854)	(60,121)
Payments upon maturity of convertible senior notes	(71,242)	—	(71,242)	—
Principal payments on finance lease obligations	(155)	(141)	(457)	(418)
Net cash used in financing activities	(64,578)	(3,568)	(239,107)	(57,487)
Effect of foreign exchange rates on cash	(670)	(819)	(4,256)	6,178

Net increase (decrease) in cash, cash equivalents, and restricted cash	81,288	31,661	(4,999)	14,276
Cash, cash equivalents, and restricted cash at beginning of period	253,194	284,965	339,481	302,350
Cash, cash equivalents, and restricted cash at end of period	$334,482	$316,626	$334,482	$316,626

Supplemental cash flow disclosure
Cash paid for interest	$4,972	$4,975	$10,134	$10,144
Cash paid for income taxes, net of refunds	$3,663	$684	$9,425	$6,194

Noncash investing and financing activities
Purchases of property and equipment, accrued but not paid	$361	$—	$361	$—
Change in share repurchase excise tax, accrued but not paid	$(134)	$—	$927	$—
Share repurchases, accrued but not paid	$1,000	$—	$1,000	$—

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$333,770	$315,914	$333,770	$315,914
Restricted cash included within prepaid expenses and other at end of period	712	712	712	712
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$334,482	$316,626	$334,482	$316,626
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
Basis of Presentation and Principles of Consolidation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
Seasonality affects our revenue and cash flows from operations. Revenue from professional services is generally higher in the first quarter of our calendar year as many of our customers file their Annual Report on Form 10-K in the first calendar quarter. Our operating cash flow may be affected by the timing of employee cash bonus payments during the first and fourth calendar quarters and by the timing of payouts under our commission plans in the first quarter. The condensed consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 19, 2026.
The unaudited condensed consolidated financial statements include the accounts of Workiva Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions believed to be reasonable under the circumstances. These estimates include, but are not limited to, the allowance for credit losses, the determination of the relative selling prices of our services, the measurement of material rights, health insurance claims incurred but not yet reported, valuation of available-for-sale marketable securities, useful lives of deferred contract costs, intangible assets and property and equipment, goodwill, income taxes, discount rates used in the valuation of right-of-use assets and lease liabilities, and certain assumptions used in the valuation of equity awards. Actual results may differ materially from these estimates.

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
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), requiring public business entities (PBEs) to provide disaggregated disclosures of relevant income statement expenses. The amendments aim to improve financial reporting by enhancing transparency in the notes to financial statements, specifically regarding expense categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
2. Supplemental Consolidated Balance Sheet Information
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Accrued bonuses	$27,627	$6,884
Customer deposits	27,087	25,466
Accrued commissions	13,057	18,529
Accrued payroll	9,666	10,625
ESPP employee contributions	4,499	8,234
Accrued vacation	4,175	11,939
Operating lease liabilities	3,734	5,704
Estimated health insurance claims	3,429	3,846
Accrued interest	1,097	3,591
Accrued other liabilities	19,245	18,297
Total	$113,616	$113,115

3. Cash Equivalents and Marketable Securities
As of September 30, 2026, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$212,449	$—	$—	$212,449
U.S. treasury debt securities	199,863	1	(1,311)	198,553
U.S. government agency debt securities	93,661	1	(917)	92,745
Corporate debt securities	193,503	1	(1,177)	192,327
	$699,476	$3	$(3,405)	$696,074
Included in cash and cash equivalents	$212,449	$—	$—	$212,449
Included in marketable securities	$487,027	$3	$(3,405)	$483,625
As of December 31, 2025, cash equivalents and marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$201,592	$—	$—	$201,592
Commercial paper	3,433	—	—	3,433
U.S. treasury debt securities	287,930	697	(8)	288,619
U.S. government agency debt securities	78,946	59	(25)	78,980
Corporate debt securities	196,851	481	(38)	197,294
	$768,752	$1,237	$(71)	$769,918
Included in cash and cash equivalents	$217,063	$3	$—	$217,066
Included in marketable securities	$551,689	$1,234	$(71)	$552,852

The contractual maturities of the investments classified as marketable securities are as follows (in thousands):

As of September 30, 2026
Due within one year	$261,130
Due in one to two years	210,155
Due in three to five years	12,340
$483,625

The following table presents gross unrealized losses and fair values for those cash equivalents and marketable securities that were in an unrealized loss position as of September 30, 2026, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2026
	Less than 12 months		12 months or greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury debt securities	$184,799	$(1,311)	$2,500	$—
U.S. government agency debt securities	80,268	(891)	7,476	(26)
Corporate debt securities	183,826	(1,177)	—	—
Total	$448,893	$(3,379)	$9,976	$(26)
We do not believe the unrealized losses represent credit losses based on our evaluation of available evidence as of September 30, 2026, which includes an assessment of whether it is more likely than not we will be required to sell the investment before recovery of the investment's amortized cost basis.
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
When available, our marketable securities are valued using quoted prices for identical instruments in active markets. If we are unable to value our marketable securities using quoted prices for identical instruments in active markets, we value our investments using broker reports that utilize quoted market prices for comparable instruments. We validate, on a sample basis, the derived prices provided by the brokers by comparing their assessment of the fair values of our investments against the fair values of the portfolio balances of another third-party professional pricing service. As of September 30, 2026, all of our marketable securities were valued using quoted prices for comparable instruments in active markets and are classified as Level 2.
Based on our valuation of our money market funds and marketable securities, we concluded that they are classified in either Level 1 or Level 2, and we have no financial assets measured using Level 3 inputs on a recurring basis. The following table presents information about our assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	Fair Value Measurements as of September 30, 2026			Fair Value Measurements as of December 31, 2025
Description	Total	Level 1	Level 2	Total	Level 1	Level 2
Money market funds	$212,449	$212,449	$—	$201,592	$201,592	$—
Commercial paper	—	—	—	3,433	—	3,433
U.S. treasury debt securities	198,553	—	198,553	288,619	—	288,619
U.S. government agency debt securities	92,745	—	92,745	78,980	—	78,980
Corporate debt securities	192,327	—	192,327	197,294	—	197,294
	$696,074	$212,449	$483,625	$769,918	$201,592	$568,326

Included in cash and cash equivalents	$212,449			$217,066
Included in marketable securities	$483,625			$552,852
Convertible Senior Notes
As of September 30, 2026, the fair value of our 1.250% convertible senior notes due in 2028 was $670.3 million. The fair value was determined based on the quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. See Note 5 to the condensed consolidated financial statements for more information.

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
In August 2019, we issued $345.0 million aggregate principal amount of 1.125% convertible senior notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), including the exercise in full by the initial purchasers of their option to purchase an additional $45.0 million principal amount (the "2026 Notes”). The 2026 Notes bore interest at a fixed rate of 1.125% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. Proceeds from the issuance of the 2026 Notes totaled $335.9 million, net of initial purchaser discounts and issuance costs.
On August 15, 2026, the 2026 Notes matured in accordance with their terms. Upon maturity, we paid $71.2 million in cash to settle the full remaining aggregate principal amount outstanding of the 2026 Notes, plus final accrued interest, using cash, cash equivalents, and marketable securities. Prior to maturity, all remaining unamortized debt issuance costs were fully amortized to interest expense. As of September 30, 2026, no principal amount remained outstanding under the 2026 Notes.
In August 2023, we issued $702.0 million aggregate principal amount of 1.250% convertible senior notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, including the partial exercise of $77 million principal amount by the initial purchasers of their option to purchase up to an additional $100 million principal amount (the "2028 Notes”). The 2028 Notes bear interest at a fixed rate of 1.250% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2024. Proceeds from the issuance of the 2028 Notes totaled $691.1 million, net of initial purchaser discounts and issuance costs.
The 2026 Notes and the 2028 Notes are together referred to as the "Notes".
The Notes were issued pursuant to an indenture and are senior, unsecured obligations of the Company. The 2028 Notes will rank equally with all of our existing and future senior unsecured indebtedness.
Holders of the 2028 Notes may convert all or a portion of their notes prior to the close of business on their Free Convertibility Date, in multiples of $1,000 principal amount, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter in which the 2028 Notes were issued (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•during the five consecutive business day period immediately following any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate on each such trading day;
•if we call any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events as set forth in the indenture.
On or after the relevant Free Convertibility Date, holders of the 2028 Notes may convert their notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election, in the manner and subject to the terms and conditions provided in the indenture.
We may redeem for cash all or any portion of the 2028 Notes, at our option, on or after the respective Redemption Date, if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the respective Redemption Date.
During the third quarter of 2026 none of the conversion conditions related to our 2028 Notes were met and therefore the 2028 Notes are not convertible at the option of the holders. As a result, the 2028 Notes were classified as non-current liabilities on the condensed consolidated balance sheets as of September 30, 2026.
Interest expense representing the amortization of issuance costs as well as contractual interest expense is amortized to interest expense at an effective interest rate of 1.5% and 1.6% over the term of the 2026 Notes and 2028 Notes, respectively.
As of September 30, 2026, the remaining life of the 2028 Notes was approximately 1.9 years.
The net carrying amount of the Notes was as follows (in thousands):

	As of September 30, 2026		As of December 31, 2025
	2026 Notes	2028 Notes	2026 Notes	2028 Notes
Principal	$—	$702,000	$71,242	$702,000
Unamortized issuance costs	—	(4,103)	(170)	(5,737)
Net carrying amount	$—	$697,897	$71,072	$696,263
Interest expense related to the Notes was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$2,294	$2,394	$7,082	$7,182
Amortization of issuance costs	579	611	1,804	1,831
Total	$2,873	$3,005	$8,886	$9,013

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
7. Stock-Based Compensation
We grant stock-based incentive awards to attract, motivate and retain qualified employees, non-employee directors and consultants, and to align their financial interests with those of our stockholders. We utilize stock-based compensation in the form of restricted stock units, performance restricted stock units, options to purchase Class A common stock and Employee Stock Purchase Plan ("ESPP") purchase rights. In December 2014, our board of directors adopted and our stockholders approved the 2014 Equity Incentive Plan (the "Plan"). On May 28, 2026, stockholders approved an amendment to the Plan that increased the number of shares available for grant by 3,900,000. As of September 30, 2026, 5,665,057 shares of Class A common stock were available for grant under the Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following cost and expense categories consistent with the respective employee or service provider’s related cash compensation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue
Subscription and support	$2,881	$2,635	$8,816	$7,579
Professional services	1,217	1,102	3,647	3,204
Operating expenses
Research and development	6,545	6,592	19,505	19,198
Sales and marketing	9,893	9,855	29,848	29,496
General and administrative	8,322	10,062	25,400	27,124
Total	$28,858	$30,246	$87,216	$86,601
Stock Options
The following table summarizes the option activity under the Plan for the nine months ended September 30, 2026:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at December 31, 2025	463,369	$13.72	1.1
Exercised	(204,765)	13.63
Outstanding at September 30, 2026	258,604	$13.79	0.4

Exercisable at September 30, 2026	258,604	$13.79	0.4
Restricted Stock Units and Performance Restricted Stock Units
The following table summarizes the restricted stock unit and performance restricted stock unit activity under the Plan for the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2025	2,856,553	$90.25
Granted	2,281,320	70.44
Forfeited	(278,081)	82.29
Vested(1)	(999,568)	91.72
Unvested at September 30, 2026	3,860,224	$78.73
(1) During the nine months ended September 30, 2026, in accordance with our Nonqualified Deferred Compensation Plan, recipients of 3,218 shares elected to defer settlement of their vested restricted stock units and 123,003 shares were released from deferral.
Employee Stock Purchase Plan
During the nine months ended September 30, 2026, 277,225 shares of common stock were purchased under the ESPP at a weighted-average price of $51.58 per share, resulting in cash proceeds of $14.3 million.
Compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the vesting period. As of September 30, 2026, there was approximately $1.6 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.
8. Revenue Recognition
Deferred Revenue
We recognized $217.3 million and $186.2 million of revenue during the three months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue balances at the beginning of the respective periods. We recognized $477.8 million and $402.4 million of revenue during the nine months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2026, we expect revenue of approximately $1,514.5 million to be recognized from remaining performance obligations for subscription contracts. We expect to recognize approximately $818.4 million of these remaining performance obligations over the next 12 months with the balance substantially recognized in the 24 months thereafter.
9. Intangible Assets and Goodwill
The following table presents the components of net intangible assets (in thousands):

	As of September 30, 2026				As of December 31, 2025
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	4.6	$27,741	$(20,454)	$7,287	$27,010	$(17,565)	$9,445
Acquired customer-related	9.8	17,083	(7,542)	9,541	17,663	(6,435)	11,228
Acquired trade names	5.0	711	(640)	71	738	(553)	185
Patents and perpetual licenses	8.4	3,821	(2,492)	1,329	3,731	(2,319)	1,412
Total	6.7	$49,356	$(31,128)	$18,228	$49,142	$(26,872)	$22,270
In the first quarter of the subsequent annual period in which an intangible asset becomes fully amortized, the gross carrying amount and accumulated amortization are removed from the preceding table.
Amortization expense related to intangible assets was $1.6 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $4.8 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, expected remaining amortization expense of intangible assets by fiscal year is as follows (in thousands):

Remainder of 2026	$1,609
2027	5,090
2028	4,194
2029	2,949
2030	1,933
Thereafter	2,453
Total expected amortization expense	$18,228
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2025	$206,164
Foreign currency translation adjustments	(2,984)
Balance at September 30, 2026	$203,180

Asset Acquisition
On March 9, 2026, we acquired a company with deep expertise in data automation. The acquisition was not material to the consolidated financial statements.
10. Net Income (Loss) Per Share
Net income (loss) per share is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income (loss) for the year has been distributed. As the liquidation and dividend rights are identical, net income (loss) is allocated on a proportionate basis.
A reconciliation of the denominator used in the calculation of basic and diluted income (loss) per share is as follows (in thousands, except share and per share data):

	Three months ended
	September 30, 2026		September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share
Numerator
Net income, basic	$17,890	$1,217	$2,598	$188
Denominator
Weighted-average shares outstanding, basic	51,151,029	3,479,542	52,538,281	3,809,713
Net income per share, basic	$0.35	$0.35	$0.05	$0.05

Diluted net income per share
Numerator
Net income, basic	$17,890	$1,217	$2,598	$188
Interest on convertible notes, net of tax	—	—	249	18
Net income, diluted	$17,890	$1,217	$2,847	$206
Denominator
Weighted-average shares outstanding, basic	51,151,029	3,479,542	52,538,281	3,809,713
Weighted-average effect of dilutive securities:
Employee share-based awards	537,934	36,593	883,919	64,096
Convertible senior notes	—	—	828,696	60,091
Number of shares used in diluted calculation	51,688,963	3,516,135	54,250,896	3,933,900
Net income per share, diluted	$0.35	$0.35	$0.05	$0.05

	Nine months ended
	September 30, 2026		September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator
Net income (loss), basic	$48,263	$3,282	$(35,419)	$(2,566)
Denominator
Weighted-average shares outstanding, basic	52,163,200	3,546,895	52,425,345	3,798,734
Net income (loss) per share, basic	$0.93	$0.93	$(0.68)	$(0.68)

Diluted net income (loss) per share
Numerator
Net income (loss), basic	$48,263	$3,282	$(35,419)	$(2,566)
Net income (loss), diluted	$48,263	$3,282	$(35,419)	$(2,566)
Denominator
Weighted-average shares outstanding, basic	52,163,200	3,546,895	52,425,345	3,798,734
Weighted-average effect of dilutive securities:
Employee share-based awards	470,104	31,965	—	—
Number of shares used in diluted calculation	52,633,304	3,578,860	52,425,345	3,798,734
Net income (loss) per share, diluted	$0.92	$0.92	$(0.68)	$(0.68)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net income (loss) per common share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Shares subject to outstanding common stock options	—	—	—	698,901
Shares subject to unvested restricted stock units and performance restricted stock units	—	—	—	3,082,355
Shares issuable pursuant to the ESPP	—	—	—	150,871
Shares underlying our convertible senior notes	5,243,238	5,243,238	5,243,238	6,132,025

11. Segment and Geographic Information
We operate as one operating and reportable segment. Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. Our CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our CODM assesses performance and allocates resources based on net income (loss), as reported on our condensed consolidated statements of operations. Net income (loss) is used to evaluate the profitability of the business and to allocate resources, based on a consideration of both our operating performance as well as the impact of interest and income taxes, including employees, property, and financial or capital resources, predominantly in the annual budget and forecasting process.
The significant expense categories regularly reviewed by our CODM include cost of revenue, research and development, sales and marketing, general and administrative, interest income and expenses, and income tax expense, which are the same as the expense categories reported on our condensed consolidated statements of operations. As net income (loss) is the measure of segment profit or loss used by our CODM, and the disclosed significant expense categories reflect all expense line items presented on our consolidated statements of operations, there are no other segment items to disclose under ASC 280-10-50-29(f).
Revenue by geography is generally based on the country of the customer as specified in our subscription order. Revenue by geographical region consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$186,488	$162,567	$544,936	$475,024
Other countries	76,475	61,599	220,623	170,609
Total	$262,963	$224,166	$765,559	$645,633
No country other than the United States represented more than 10% of total revenue during the periods presented.
Our long-lived assets, which primarily consist of property and equipment and operating lease right-of-use assets, are attributed to a country based on the physical location of the assets. Aggregate long-lived assets by geographical region consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
United States	$21,417	$25,788
United Kingdom	3,978	5,352
Other countries	1,754	3,392
Total	$27,149	$34,532

12. Provision for Income Taxes
For the three months ended September 30, 2026 and 2025, we recorded a provision for income taxes of $3.2 million on pretax income of $22.3 million and a benefit of $0.6 million on pretax income of $2.2 million, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025 was approximately 14.3% and (29.0)%, respectively. For the nine months ended September 30, 2026 and 2025, we recorded a provision for income taxes of $8.1 million on pretax income of $59.7 million and $3.0 million on pretax loss of $35.0 million, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was approximately 13.6% and (8.5)%, respectively. The effective tax rate differs from the statutory rate primarily as a result of the level and mix of earnings among tax jurisdictions and consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have a full valuation allowance on our U.S. deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized. However, given our recent earnings, we believe that there is a reasonable possibility that, in the near term, sufficient positive evidence may become available that supports the release of a portion of the valuation allowance, which would result in the recognition of certain U.S. deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance to be released is uncertain.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission ("SEC") on February 19, 2026. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Overview
The Workiva platform powers trust, transparency, and accountability. Accounting, finance, sustainability, risk, and audit teams from more than 6,800 organizations worldwide, including over 85% of FORTUNE® 1,000 companies, rely on Workiva for their mission-critical work. We transform how customers connect data, unify processes, and empower teams in a secure, audit-ready, collaborative platform.
From data to disclosure, the Workiva platform empowers customers by connecting and transforming data from hundreds of enterprise resource planning, human capital management, and customer relationship management systems, as well as other third-party cloud and on-premise applications. Customers use our platform to create, review and publish data-linked documents, presentations, and reports with greater control, consistency, accuracy, and productivity. Our platform is flexible and scalable, so customers can easily adapt it to define, automate, and change their business processes in real time.
While our customers use our platform for more than 100 different use cases, across dozens of vertical industries, we organize our sales and marketing resources into three purpose-built solution groups (financial reporting, sustainability management, and governance, risk and compliance (“GRC”)) focusing primarily on the office of the Chief Financial Officer, Chief Sustainability Officer, and Chief Audit Executive.
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
We continue to invest in the development of our solutions, infrastructure and sales and marketing to drive long-term growth. Our full-time employee headcount was 2,927 at September 30, 2026, compared to 2,891 at September 30, 2025.
Our revenue grew to $263.0 million and $765.6 million during the three and nine months ended September 30, 2026, respectively, from $224.2 million and $645.6 million during the three and nine months ended September 30, 2025, respectively. We generated net income of $19.1 million and $51.5 million during the three and nine months ended September 30, 2026, respectively, compared to net income of $2.8 million and net loss of $38.0 million during the three and nine months ended September 30, 2025, respectively.
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

Key Performance Indicators

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Financial metrics
Total revenue	$262,963	$224,166	$765,559	$645,633
Percentage increase in total revenue	17.3%	20.8%	18.6%	19.8%
Subscription and support revenue	$246,183	$209,560	$707,840	$593,295
Percentage increase in subscription and support revenue	17.5%	22.5%	19.3%	21.9%
Subscription and support as a percent of total revenue	93.6%	93.5%	92.5%	91.9%

	As of September 30,
	2026	2025
Operating metrics
Number of customers	6,840	6,541
Gross retention rate	97.4%	97.3%
Net retention rate	109.6%	113.6%
Number of customers with annual contract value $100k+	2,853	2,372
Number of customers with annual contract value $300k+	708	541
Number of customers with annual contract value $500k+	283	236
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
Our gross retention rate was 97.4% as of September 30, 2026, relatively flat from September 30, 2025. We believe that our success in maintaining a high rate of revenue retention is attributable primarily to our robust technology platform and strong customer service. Customers whose securities were deregistered due to merger or acquisition or financial distress accounted for over half of our revenue attrition in the latest quarter.
Net retention rate. Our net retention rate is based on subscription and support revenue, and includes revenue from up-selling or cross-selling additional solutions, pricing changes for existing customers and securing multi-year contract renewals containing periodic pricing term increases. We calculate our net retention rate by annualizing the subscription and support revenue recorded in the current quarter for our base customers that were active at the end of the current quarter. We divide the result by the annualized subscription and support revenue in the same quarter of the prior year for all base customers. We believe our net retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers.
Our net retention rate including add-ons was 109.6% as of the quarter ended September 30, 2026, down from 113.6% as of September 30, 2025.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Subscription and support revenue from customers with ACV of $100k+ as a percent of total subscription and support revenue	82.0%	77.6%	80.9%	76.1%
Subscription and support revenue from customers with ACV of $300k+ as a percent of total subscription and support revenue	46.0%	42.1%	45.0%	40.3%
Subscription and support revenue from customers with ACV of $500k+ as a percent of total subscription and support revenue	29.6%	28.4%	29.7%	27.0%
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our cloud-based software and the delivery of professional services. We serve a wide range of customers in many industries, and our revenue is not concentrated with any single customer or small group of customers. For the nine months ended September 30, 2026 and 2025, no single customer represented more than 1% of our revenue, and our largest 10 customers accounted for less than 10% of our revenue in the aggregate.
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

Professional Services Revenue. We believe our professional services facilitate the sale of our subscription service to certain customers. To date, most of our professional services have consisted of document set up, XBRL tagging, and consulting to help our customers with business processes and best practices for using our platform. Our professional services are not required for customers to utilize our solution. We recognize revenue for document set up when the service is complete and control has transferred to the customer. Revenue from XBRL tagging and consulting services is recognized as the services are performed.
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

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue
Subscription and support	$246,183	$209,560	$707,840	$593,295
Professional services	16,780	14,606	57,719	52,338
Total revenue	262,963	224,166	765,559	645,633
Cost of revenue
Subscription and support(1)	36,810	33,824	108,735	103,163
Professional services(1)	12,888	12,554	39,531	41,100
Total cost of revenue	49,698	46,378	148,266	144,263
Gross profit	213,265	177,788	617,293	501,370
Operating expenses
Research and development(1)	57,333	51,403	167,743	160,026
Sales and marketing(1)	112,098	101,127	325,600	306,823
General and administrative(1)	25,997	28,663	79,122	84,822
Total operating expenses	195,428	181,193	572,465	551,671
Income (loss) from operations	17,837	(3,405)	44,828	(50,301)
Interest income	7,450	8,442	23,265	25,533
Interest expense	(3,057)	(3,195)	(9,444)	(9,584)
Other income (expense), net	69	318	1,031	(651)
Income (loss) before provision for income taxes	22,299	2,160	59,680	(35,003)
Provision (benefit) for income taxes	3,192	(626)	8,135	2,982
Net income (loss)	$19,107	$2,786	$51,545	$(37,985)
(1)     Stock-based compensation expense included in these line items was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue
Subscription and support	$2,881	$2,635	$8,816	$7,579
Professional services	1,217	1,102	3,647	3,204
Operating expenses
Research and development	6,545	6,592	19,505	19,198
Sales and marketing	9,893	9,855	29,848	29,496
General and administrative	8,322	10,062	25,400	27,124
Total stock-based compensation expense	$28,858	$30,246	$87,216	$86,601

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Subscription and support	93.6%	93.5%	92.5%	91.9%
Professional services	6.4	6.5	7.5	8.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue
Subscription and support	14.0	15.1	14.2	16.0
Professional services	4.9	5.6	5.2	6.4
Total cost of revenue	18.9	20.7	19.4	22.4
Gross profit	81.1	79.3	80.6	77.6
Operating expenses
Research and development	21.8	22.9	21.9	24.8
Sales and marketing	42.6	45.1	42.5	47.5
General and administrative	9.9	12.8	10.3	13.1
Total operating expenses	74.3	80.8	74.7	85.4
Income (loss) from operations	6.8	(1.5)	5.9	(7.8)
Interest income	2.8	3.8	3.0	4.0
Interest expense	(1.2)	(1.4)	(1.2)	(1.5)
Other income (expense), net	—	0.1	0.1	(0.1)
Income (loss) before provision for income taxes	8.4	1.0	7.8	(5.4)
Provision (benefit) for income taxes	1.2	(0.3)	1.1	0.5
Net income (loss)	7.2%	1.3%	6.7%	(5.9)%
Comparison of Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Revenue
Subscription and support	$246,183	$209,560	17.5%	$707,840	$593,295	19.3%
Professional services	16,780	14,606	14.9%	57,719	52,338	10.3%
Total revenue	$262,963	$224,166	17.3%	$765,559	$645,633	18.6%

Total revenue increased $38.8 million for the three months ended September 30, 2026 compared to the same quarter a year ago due to a $36.6 million increase in subscription and support revenue. Growth in subscription and support revenue in the third quarter was primarily attributable to strong demand and continued solution expansion across our customer base. New customers added in the last twelve months accounted for approximately 48% of the increase and solution expansion among existing customers accounted for approximately 52% of the increase, net of customer attrition. Revenue from professional services increased $2.2 million for the three months ended September 30, 2026 compared to the same quarter a year ago primarily due to an increase in demand for XBRL services.
Total revenue increased $119.9 million for the nine months ended September 30, 2026 compared to the same period a year ago due to a $114.5 million increase in subscription and support revenue. Growth in subscription and support revenue was primarily attributable to strong demand and continued solution expansion across our customer base. New customers added in the last twelve months accounted for approximately 47% of the increase and solution expansion among existing customers accounted for approximately 53% of the increase, net of customer attrition. Revenue from professional services increased $5.4 million for the nine months ended September 30, 2026 compared to the same period a year ago primarily due to an increase in demand for XBRL services. We continue to transition consulting and other services to our partners and expect the revenue growth rate from subscription and support to continue to outpace revenue growth from professional services on an annual basis.
Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Cost of revenue
Subscription and support	$36,810	$33,824	8.8%	$108,735	$103,163	5.4%
Professional services	12,888	12,554	2.7%	39,531	41,100	(3.8)%
Total cost of revenue	$49,698	$46,378	7.2%	$148,266	$144,263	2.8%
Cost of revenue increased $3.3 million during the three months ended September 30, 2026 compared to the same quarter a year ago. Subscription and support cost of revenue increased $3.0 million due primarily to a $1.4 million increase in cash-based compensation and benefits costs, $0.2 million of additional stock-based compensation, a $0.5 million increase in the cost of cloud infrastructure services, and a $0.2 million increase in the cost of licensed platform content. The increase in compensation and benefits was primarily driven by a modest increase in employee headcount. The increases in the cost of cloud infrastructure services and licensed platform content resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue increased $0.3 million due primarily to $0.1 million in higher cash-based compensation and benefits costs and $0.1 million of additional stock-based compensation. The change in compensation and benefits was primarily driven by normal compensation increases for existing headcount, partially offset by lower headcount as we continue to transition consulting and other services to our partners.

Cost of revenue increased $4.0 million during the nine months ended September 30, 2026 compared to the same period a year ago. Subscription and support cost of revenue increased $5.6 million due primarily to a $2.3 million increase in cash-based compensation and benefits costs, $1.2 million of additional stock-based compensation, a $1.2 million increase in the cost of cloud infrastructure services, a $1.0 million increase in the cost of licensed platform content, and a $0.4 million increase in software expense. The increase in compensation and benefits was primarily driven by a modest increase in employee headcount and was partially offset by reduced expenses of $0.8 million recognized as a result of our transition from a paid-time-off (“PTO”) model to a flexible-time-off (“FTO”) model which was announced in the second half of 2025 and became effective in 2026. The increases in the cost of cloud infrastructure services, licensed platform content, and software expense resulted primarily from our continued investment in and support of our platform and solutions. Professional services cost of revenue decreased $1.6 million due primarily to a $1.6 million decrease in cash-based compensation and benefits costs, including reduced expenses of $0.6 million recognized as a result of our transition from a PTO model to an FTO model. The remaining change in compensation and benefits was primarily driven by our continued transition of consulting and other services to our partners.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Operating expenses
Research and development	$57,333	$51,403	11.5%	$167,743	$160,026	4.8%
Sales and marketing	112,098	101,127	10.8%	325,600	306,823	6.1%
General and administrative	25,997	28,663	(9.3)%	79,122	84,822	(6.7)%
Total operating expenses	$195,428	$181,193	7.9%	$572,465	$551,671	3.8%
Research and Development
Research and development expenses increased $5.9 million during the three months ended September 30, 2026 compared to the same quarter a year ago due primarily to a $2.5 million increase in cash-based compensation and benefits costs, a $1.7 million increase in software expense, a $1.3 million increase in professional service fees, and a $0.7 million increase in the cost of cloud infrastructure services. The increase in compensation and benefits was primarily driven by normal compensation increases for existing headcount. The increases in software expense, professional service fees, and the cost of cloud infrastructure services resulted primarily from our continued investment in and support of our platform and solutions.

Research and development expenses increased $7.7 million during the nine months ended September 30, 2026 compared to the same period a year ago due primarily to a $2.6 million increase in cash-based compensation and benefits costs, $0.3 million of additional stock-based compensation, a $3.0 million increase in software expense, a $2.9 million increase in professional service fees, and a $0.6 million increase in the cost of cloud infrastructure services partially offset by a reduction in intangible asset amortization expense of $1.2 million from intangible assets that are now fully amortized. The increase in compensation and benefits was primarily driven by normal compensation increases for existing headcount and was partially offset by reduced expenses of $2.3 million recognized as a result of our transition from a PTO model to an FTO model which was announced in the second half of 2025 and became effective in 2026. The increases in software expense, professional service fees and the cost of cloud infrastructure services resulted primarily from our continued investment in and support of our platform and solutions.
Sales and Marketing
Sales and marketing expenses increased $11.0 million during the three months ended September 30, 2026 compared to the same quarter a year ago due primarily to a $6.1 million increase in cash-based compensation and benefits costs, a $2.4 million increase in marketing and advertising, a $1.4 million increase in professional service fees, a $1.0 million increase in travel expense, and a $0.4 million increase in software expense. The increase in compensation and benefits was primarily due to an increase in employee headcount and our continued investment in our go-to-market activities and was partially offset by reduced expenses of $0.3 million recognized as a result of our transition from a PTO model to an FTO model which was announced in the second half of 2025 and became effective in 2026. The increases in marketing and advertising, professional service fees, travel expense, and software expense were the result of our continued investment in and support of our platform and solutions.
Sales and marketing expenses increased $18.8 million during the nine months ended September 30, 2026 compared to the same period a year ago due primarily to a $13.0 million increase in cash-based compensation and benefits costs, $0.4 million of additional stock-based compensation, a $2.1 million increase in professional service fees, a $1.9 million increase in marketing and advertising, a $1.3 million increase in travel expense, and a $0.8 million increase in software expense. The increase in compensation and benefits was primarily due to an increase in employee headcount and our continued investment in our go-to-market activities and was partially offset by reduced expenses of $3.6 million recognized as a result of our transition from a PTO model to an FTO model which was announced in the second half of 2025 and became effective in 2026. The increases in professional service fees, travel expense, and software expense were the result of our continued investment in and support of our platform and solutions.
General and Administrative
General and administrative expenses decreased $2.7 million during the three months ended September 30, 2026 compared to the same quarter a year ago due primarily to a $1.4 million decrease in cash-based compensation and benefits costs and a $1.8 million decrease in stock-based compensation. The decrease in compensation and benefits during the third quarter of 2026 is primarily attributable to an executive transition during the third quarter of 2025 which did not recur in 2026, partially offset by normal compensation increases for existing headcount.

General and administrative expenses decreased $5.7 million during the nine months ended September 30, 2026 compared to the same period a year ago due primarily to a $2.1 million decrease in cash-based compensation and benefits costs, a $1.6 million decrease in stock-based compensation, and a $2.6 million decrease in internal event costs partially offset by a $0.6 million increase in professional service fees and a $0.4 million increase in software expense. The decrease in compensation and benefits is primarily attributable to an executive transition during the third quarter of 2025 which did not recur in 2026 and reduced expenses of $1.4 million recognized as a result of our transition from a PTO model to an FTO model which was announced in the second half of 2025 and became effective in 2026, partially offset by normal compensation increases for existing headcount. The decrease in internal event costs is due to an internal event held in 2025 that did not recur in 2026.
Non-Operating Income (Expenses)

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Interest income	$7,450	$8,442	(11.8)%	$23,265	$25,533	(8.9)%
Interest expense	(3,057)	(3,195)	(4.3)%	(9,444)	(9,584)	(1.5)%
Other income (expense), net	69	318	*	1,031	(651)	*
(*) Percentage is not meaningful.
Interest Income, Interest Expense, and Other Income (Expense), Net
During the three months ended September 30, 2026, interest income decreased $1.0 million compared to the same quarter a year ago primarily due to lower interest rates. Interest expense remained relatively flat compared to the same quarter a year ago. Other income, net decreased $0.2 million compared to the same quarter a year ago due primarily to losses on foreign currency transactions.
During the nine months ended September 30, 2026, interest income decreased $2.3 million compared to the same period a year ago due primarily to lower interest rates. Interest expense remained relatively flat compared to the same period a year ago. Other income, net increased $1.7 million compared to the same period a year ago due primarily to gains on foreign currency transactions.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $817.4 million, which were held for working capital purposes. We have financed our operations primarily through cash generated from operations and issuances of convertible debt. We have historically generated significant operating losses as reflected in our accumulated deficit on our condensed consolidated balance sheets but have generated operating profit in recent periods. While we may incur operating losses and negative cash flows from operations in the future, we believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months and beyond.
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
The remaining obligation associated with the 2026 Notes was fully settled upon maturity on August 15, 2026, resulting in a $71.2 million cash outflow from financing activities during the first nine months of fiscal 2026.
As of September 30, 2026, we had outstanding debt relating to our 2028 Notes of $702.0 million, with a corresponding maturity date of August 15, 2028.
Share Repurchase Plan
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock (the “2024 Repurchase Plan”). On February 16, 2026, our board of directors modified the 2024 Repurchase Plan to authorize an additional $250 million of our outstanding Class A common stock for repurchase under the 2024 Repurchase Plan. The timing, manner, price and amount of any repurchases will be determined at our discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. Shares may be repurchased through open market purchases in accordance with the requirements of Exchange Act Rule 10b-18, or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. As of September 30, 2026, we have repurchased $246.4 million of our Class A common stock under the 2024 Repurchase Plan and approximately $103.6 million of our Class A common stock remained available for repurchases under the 2024 Repurchase Plan.

Cash Flows

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cash flow provided by operating activities	$69,548	$46,155	$174,332	$89,108
Cash flow provided by (used in) investing activities	76,988	(10,107)	64,032	(23,523)
Cash flow used in financing activities	(64,578)	(3,568)	(239,107)	(57,487)
Net increase (decrease) in cash, cash equivalents, and restricted cash, net of impact of exchange rates	$81,288	$31,661	$(4,999)	$14,276
Operating Activities
Our largest source of operating cash is cash collections from customers for subscription and support access to our platform. Our primary uses of cash from operating activities are for personnel-related expenditures, marketing activities, and costs for software and cloud infrastructure services.
Cash provided by operating activities of $69.5 million for the three months ended September 30, 2026 consisted of net income of $19.1 million adjusted for non-cash charges of $31.2 million and net cash inflows of $19.3 million from changes in operating assets and liabilities. The increase in deferred revenue was driven by an increase in the amounts invoiced during the period.
Cash provided by operating activities of $46.2 million for the three months ended September 30, 2025 consisted of net income of $2.8 million adjusted for non-cash charges of $32.5 million and net cash inflows of $10.9 million from changes in operating assets and liabilities. The increases in deferred revenue and accounts receivable were due in part to large contracts closed during the quarter coupled with growth in our customer base.
Cash provided by operating activities of $174.3 million for the nine months ended September 30, 2026 consisted of net income of $51.5 million adjusted for non-cash charges of $93.9 million and net cash inflows of $28.9 million from changes in operating assets and liabilities. The increase in deferred revenue was driven by an increase in the amounts invoiced during the period. The decrease in accounts receivable was due to timing of billings and collections.
Cash provided by operating activities of $89.1 million for the nine months ended September 30, 2025 consisted of a net loss of $38.0 million adjusted for non-cash charges of $92.4 million and net cash inflows of $34.7 million from changes in operating assets and liabilities. The increase in deferred revenue was due in part to large contracts closed during the quarter coupled with growth in our customer base.
Investing Activities
Cash provided by investing activities of $77.0 million for the three months ended September 30, 2026 consisted of $92.9 million from the maturities of marketable securities and $29.3 million from the sale of marketable securities partially offset by $44.3 million in purchases of marketable securities and $0.8 million in purchases of fixed assets. Our capital expenditures primarily consisted of computer equipment in support of our workforce.
Cash used in investing activities of $10.1 million for the three months ended September 30, 2025 consisted of $107.3 million in purchases of marketable securities partially offset by $97.4 million from the maturities of marketable securities.

Cash provided by investing activities of $64.0 million for the nine months ended September 30, 2026 consisted of $296.6 million from the maturities of marketable securities and $29.3 million from the sale of marketable securities partially offset by $259.2 million in purchases of marketable securities, $1.9 million in purchases of fixed assets, and $0.8 million for acquisitions, net of cash. Our capital expenditures were associated primarily with computer equipment in support of our workforce.
Cash used in investing activities of $23.5 million for the nine months ended September 30, 2025 consisted of $313.3 million in purchases of marketable securities and $1.8 million in purchases of fixed assets partially offset by $291.7 million from the maturities of marketable securities. Our capital expenditures were associated primarily with computer equipment in support of our workforce.
Financing Activities
Cash used in financing activities of $64.6 million for the three months ended September 30, 2026 consisted of $71.2 million in payments upon the maturity of the 2026 Notes and $1.2 million in repurchases of our Class A common stock under the 2024 Repurchase Plan partially offset by $6.2 million in proceeds from shares issued in connection with our Employee Stock Purchase Plan ("ESPP") and $1.7 million in proceeds from option exercises.
Cash used in financing activities of $3.6 million for the three months ended September 30, 2025 consisted of $10.0 million in repurchases of our Class A common stock under the 2024 Repurchase Plan partially offset by $6.2 million in proceeds from shares issued in connection with our ESPP and $0.4 million in proceeds from option exercises.
Cash used in financing activities of $239.1 million for the nine months ended September 30, 2026 consisted of $173.9 million in repurchases of our Class A common stock under the 2024 Repurchase Plan, $71.2 million in payments upon the maturity of the 2026 Notes, and $10.6 million in taxes paid related to net share settlements of stock-based compensation awards partially offset by $14.3 million in proceeds from shares issued in connection with our ESPP and $2.8 million in proceeds from option exercises.
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
Contractual Obligations and Commitments
Except for the maturity and repayment of the 2026 Notes on August 15, 2026, as discussed in Note 5 to the condensed consolidated financial statements and under “Convertible Debt” above, there were no material changes in our contractual obligations and commitments from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
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

During the nine months ended September 30, 2026, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2026 to the risk factors that were included in the Form 10-K. The risks and uncertainties described in the Annual Report are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any such risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
On August 1, 2024, we announced that on July 30, 2024, our board of directors authorized a share repurchase plan for up to $100.0 million of our outstanding Class A common stock. On February 16, 2026, our board of directors modified the 2024 Repurchase Plan to authorize an additional $250 million of our outstanding Class A common stock for repurchase under the 2024 Repurchase Plan.
The following table summarizes the share repurchase activity for the three months ended September 30, 2026 (in thousands, except share and per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	100	$50.00	100	$105,766
August 1, 2026 to August 31, 2026	—	$—	—	$105,766
September 1, 2026 to September 30, 2026	32,524	$66.54	32,524	$103,602
Total	32,624		32,624

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The following exhibits are being filed herewith or incorporated by reference herein:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders Deficit, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2026.

WORKIVA INC.

By:	/s/ Julie Iskow
Name:	Julie Iskow
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barbara Larson
Name:	Barbara Larson
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

S-1